Form 10-K
period 1993-12-31
SANTA FE ENERGY RESOURCES INC
filed 1994-03-22
CIK 86772

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR
       / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7667

                        SANTA FE ENERGY RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

[S]                                           [C]
                  DELAWARE                                36-2722169
          (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION
                                                             NO.)

                          1616 SOUTH VOSS, SUITE 1000
                              HOUSTON, TEXAS 77057
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 783-2401

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH
    TITLE OF EACH CLASS                    EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value                  New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1994 was approximately $827 million.

       Shares of Common Stock outstanding at March 1, 1994 --89,906,799.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      PROXY STATEMENT DATED MARCH 21, 1994 --------------------. PART III

                               TABLE OF CONTENTS

                                        PAGE
PART I
Items  1 and 2.  Business and
Properties---------------------------     1
    General--------------------------     1
    Corporate Restructuring
    Program--------------------------     2
    Reserves-------------------------     4
    Domestic Development
    Activities-----------------------     5
    Domestic Exploration
    Activities-----------------------     7
    International Development
    Activities-----------------------     8
    International Exploration
    Activities-----------------------    10
    Drilling Activities--------------    11
    Producing Wells------------------    11
    Domestic Acreage-----------------    12
    Foreign Acreage------------------    12
    Current Markets for Oil and
    Gas------------------------------    13
    Santa Fe Energy Trust------------    14
    Other Business Matters-----------    15
Item  3.  Legal Proceedings----------    19
Item  4.  Submission of Matters to a
Vote of Security Holders-------------    19
         Executive Officers of the
Registrant---------------------------    19
PART II
Item  5.  Market for Registrant's
  Common Equity and Related
  Stockholder Matters----------------    20
Item  6.  Selected Financial Data----    21
Item  7.  Management's Discussion and
          Analysis of Financial
          Condition and Results Of
          Operations-----------------    23
Item  8.  Financial Statements and
  Supplementary Data-----------------    29
Item  9.  Changes in and
          Disagreements with
          Accountants on Accounting
          and Financial
          Disclosure-----------------    29
Part III
Item 10.  Directors and Executive
  Officers of the Registrant---------    30
Item 11.  Executive Compensation-----    30
Item 12.  Security Ownership of
  Certain Beneficial Owners and
  Management-------------------------    30
Item 13.  Certain Relationships and
  Related Transactions---------------    30
PART IV
Item 14.  Exhibits, Financial
          Statement Schedules and
          Reports on Form 8-K--------    30
Signatures---------------------------    64

Schedule V    -- Property, Plant and Equipment-----    65
Schedule VI   -- Accumulated Depreciation,
              Depletion and Amortization of
              Property, Plant and Equipment--------    66
Schedule VIII -- Valuation and Qualifying
              Accounts-----------------------------    67
Schedule IX   -- Short Term Borrowings-------------    68
Schedule X    -- Supplementary Income Statement
              Information--------------------------    69

                                     PART I
CERTAIN DEFINITIONS

    As used herein, the following terms have the specific meanings set out:
'Bbl' means barrel. 'MBbl' means thousand barrels. 'MMBbl' means million barrels. 'Mcf' means thousand cubic feet. 'MMcf' means million cubic feet. 'Bcf' means billion cubic feet. 'BOE' means barrel of oil equivalent. 'MBOE' means thousand barrels of oil equivalent and 'MMBOE' means million barrels of oil equivalent. Natural gas volumes are converted to barrels of oil equivalent using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil. Unless otherwise indicated, natural gas volumes are stated at the official temperature and pressure basis of the area in which the reserves are located. 'Finding cost' refers to a fraction, of which the numerator is equal to the costs incurred by the Company for property acquisition, exploration and development and of which the denominator is equal to proved reserve additions from extensions, discoveries, improved recovery, acquisitions and revisions of previous estimates. 'Improved recovery,' 'enhanced oil recovery' and 'EOR' include all methods of supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, such as waterfloods, cyclic steam, steam drive and CO2 (carbon dioxide) injection and fireflood projects. 'Heavy oil' is low gravity, high viscosity crude oil.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

    Santa Fe Energy Resources, Inc. ('Santa Fe' or the 'Company') is engaged in the exploration, development and production of oil and natural gas in the continental United States and in certain foreign areas. At December 31, 1993, the Company had worldwide proved reserves totaling 292.0 MMBOE (consisting of approximately 248.2 MMBbls of oil and approximately 263.0 Bcf of natural gas), of which approximately 93% were domestic reserves and approximately 7% were foreign reserves. During 1993, the Company's worldwide production aggregated approximately 94.3 MBOE per day, of which approximately 71% was crude oil and approximately 29% was natural gas. A substantial portion of the Company's domestic oil production is in long-lived fields with well-established production histories. With recent sales of non-core properties pursuant to the Company's corporate restructuring program (see '-- Corporate Restructuring Program'), the Company has focused its activities on its three domestic core areas -- the Permian Basin in Texas and New Mexico, the offshore Gulf of Mexico and the San Joaquin Valley of California -- as well as in Argentina and Indonesia.

    Santa Fe was incorporated in Delaware in 1971 as Santa Fe Natural Resources, Inc., a wholly owned subsidiary of a predecessor of Santa Fe Pacific Corporation ('SFP'). SFP was formed as a result of a business combination on December 23, 1983, between Santa Fe Industries, Inc., the parent company of Santa Fe at that time and Southern Pacific Company. On January 8, 1990, Santa Fe Energy Company, which previously conducted a substantial portion of Santa Fe's domestic exploration and development operations, merged into Santa Fe. Santa Fe thereafter changed its name to Santa Fe Energy Resources, Inc. On March 8, 1990 Santa Fe sold 11,700,000 previously unissued shares of common stock in initial public offerings. On December 4, 1990, SFP distributed all of the shares of Santa Fe's common stock it held to its shareholders.

    In May 1992 Adobe Resources Corporation ('Adobe') was merged with and into the Company (the 'Adobe Merger'). The location of the properties acquired in the Adobe Merger (the 'Adobe Properties') enhanced the Company's existing domestic operations and added significant international operations to the Company's international program. See Note 3 to the Consolidated Financial Statements for a further discussion of the Adobe Merger.

    For the five years ended December 31, 1993, the Company has replaced approximately 172% of its production at an average finding cost of $4.80 per BOE. Over the last four years, the Company has increased its overall production by increasing production from its existing properties and through acquisitions and has reduced its overall cost structure in order to enhance operating results and to mitigate the Company's financial exposure in a low oil and natural gas price environment. For example, over the four-year period ended December 31, 1993, Santa Fe has increased its average daily production from 69.1 MBOE to 94.3 MBOE (including 7.7 MBOE attributable to production from non-care assets sold pursuant to the corporate restructuring program) and has reduced its average production costs (including related production, severance and ad valorem taxes) from $6.22 per BOE in 1990 to $5.39 per BOE in 1993.

    Most of the Company's domestic crude oil production is located in California and Texas, while its domestic natural gas production comes primarily from the Gulf of Mexico, New Mexico and Texas. During 1993, the Company's domestic daily production averaged approximately 60.2 MBbls of crude oil and 165.0 MMcf of natural gas. Substantially all of the Company's oil and gas production is sold at market responsive prices. Pursuant to the corporate restructuring program, during 1993 the Company sold properties having 1993 combined production of 4.1 MBbls per day and 21.7 MMcf per day and estimated proved reserves of approximately 16.7 MMBOE. The domestic crude oil marketing activities of the Company are conducted through its Santa Fe Energy Products Division ('Energy

Products'), which is also engaged in crude oil trading. Substantially all of the Company's domestic natural gas production is currently marketed under the terms of a sales contract with Hadson Corporation ('Hadson'). See '-- Current Markets for Oil and Gas.'

    A substantial portion of the Company's domestic oil production is in long-lived fields with well-established production histories and where EOR methods are employed. As of December 31, 1993, approximately 69% of the Company's domestic proved crude oil and liquids reserves and 50% of its 1993 average daily domestic production of crude oil and liquids were attributable to the Midway-Sunset field in the San Joaquin Valley of California, where the Company first began production in 1905. Nearly all of the reserves in this field are heavy oil, the production of which depends primarily on steam injection. As of December 31, 1993, an additional 21% of the Company's domestic proved crude oil and liquids reserves and approximately 25% of its 1993 average daily domestic production of crude oil and liquids were attributable to five other oil producing properties: the Wasson and Reeves fields in the Permian Basin of west Texas and the South Belridge, Kern River and Coalinga fields in the San Joaquin Valley.

    The Company's foreign production is located in the El Tordillo field in Argentina and in the Salawati Basin and Salawati Island area of Indonesia. Production from the El Tordillo field averaged 2,400 barrels of oil per day in 1993 and production from the Indonesian operations averaged 4,100 barrels of oil per day in 1993.

    The Company maintains an active exploration and development program, a significant portion of which consists of EOR projects on the producing fields discussed above. During 1993, Santa Fe spent a total of $100.2 million on EOR and development programs and $50.5 million on exploration programs (including $38.5 million of exploration costs, of which $31.0 million was charged to expense, and $12.0 million of unproved property acquisition costs), and $32.6 million on proved property acquisitions. The Company has budgeted $240 million of expenditures for 1994. However, as a result of depressed oil prices that have prevailed since November 1993, the Company, consistent with industry practice, is considering deferring some of its capital projects in order to prudently manage its available cash flow in the near term. Based upon current market conditions, the Company estimates that 1994 capital expenditures will total between $100 million and $160 million, with the actual amount to be determined by the Company based upon numerous factors outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds.

    In the United States, at December 31, 1993, the Company held oil and gas rights to approximately 0.8 million net undeveloped leasehold and fee acres in 14 states, excluding approximately 1.1 million net undeveloped acres sold to Bridge under terms of a purchase agreement signed in December 1993 (expected to close in April 1994) and 0.1 million net undeveloped fee acres sold to another company in January 1994. See ' -- Corporate Restructuring Program.' Outside the United States, at December 31, 1993, the Company held exploration rights with respect to an aggregate of approximately 3.5 million net undeveloped acres in Argentina, Bolivia, Canada, Gabon, Indonesia, Morocco, Myanmar and Papua New Guinea.

CORPORATE RESTRUCTURING PROGRAM

    In October 1993 the Company's Board of Directors adopted a broad corporate restructuring program designed to improve earnings and cash flow while increasing production and replacing reserves in the long-term. The restructuring program is the result of an intensive review of the Company's operations and cash flows and focuses on capital spending in the Company's core operating areas and the disposition of non-core assets. To provide additional funding for the capital program, the Company also announced the elimination of the payment of its $0.04 per share quarterly dividend on its common stock, which will make available approximately $14 million annually. The dividend on the Company's convertible preferred stock will remain at its current level.

    As a part of the Company's restructuring program, the Company intends to concentrate its capital spending on its three domestic core areas -- the Permian Basin in Texas and New Mexico, the offshore Gulf Coast and the
San Joaquin Valley of California -- as well as its productive areas in Indonesia and Argentina. The domestic program includes development activities in the Delaware formation in southeast New Mexico, a development drilling program for the offshore Gulf of Mexico natural gas properties and infill drilling in the San Joaquin Valley of California. Internationally, the program includes development of the Company's Sierra Chata discovery in Argentina with gas sales expected to commence in early 1995.

    The restructuring program includes an evaluation of the Company's capital and cost structures to examine ways to increase flexibility and strengthen the Company's financial performance. In this respect, in 1994 the Company intends to refinance a portion of its existing long-term debt and is currently evaluating a combination of debt and equity financing arrangements with which to effect the refinancing.

    As a result of the dispositions described below (one of which is expected to close in April 1994), the Company has sold properties having combined production during 1993 of 4.1 MBbls per day and 21.7 MMcf per day and estimated proved reserves of approximately 16.7 MMBOE for total proceeds of approximately $91.4 million, has sold its natural gas gathering and processing assets for Hadson securities and has realized approximately $11.3 million from the sale of its remaining Depositary Units in the Trust and $8.3 million from the sale of its interest in certain other oil and gas properties. As a result of these transactions, the Company has disposed of substantially all of its inventory of non-core properties.

    SALE TO HADSON. In December 1993 the Company completed a transaction with Hadson under the terms of which the Company sold the common stock of Adobe Gas Pipeline Company ('AGPC'), a wholly owned subsidiary, to Hadson in exchange for Hadson 11.25% preferred stock with a face value of $52.0 million and 40% of Hadson's common stock. In addition, the Company signed a seven-year gas sales contract under the terms of which Hadson will market substantially all of the Company's domestic natural gas production from specified existing wells and certain domestic development and exploration wells. Pursuant to such contract, Hadson will be required to pay the Company for all production delivered at a price for such gas equal to stipulated published monthly index prices. See
'-- Current Markets for Oil and Gas'. The Company also designated one-half of the members of the Hadson Board of Directors.

    AGPC's assets include approximately 630 miles of gathering and transportation lines in Oklahoma, Texas and New Mexico with three processing plants in west Texas and New Mexico and an intrastate pipeline system supplying gas to commercial customers in Lubbock, Texas. Hadson's natural gas assets are predominantly located in southeastern New Mexico and include two gas processing facilities, a 12 Bcf natural gas storage facility and the 650-mile Llano intrastate pipeline which has six connections to various interstate pipelines serving strategic markets in the midwest, on the east coast and in southern California.

    SALE TO VINTAGE. In November 1993, the Company completed the sale of certain southern California and Gulf Coast producing properties for net proceeds totaling $41.3 million in cash. The transaction included most of the Company's California interests outside its core area in the San Joaquin Valley as well as certain onshore Gulf Coast properties in Texas, Louisiana and Mississippi. Production from the properties sold to Vintage averaged approximately 2,800 barrels of oil per day and 6.5 MMcf of natural gas per day during 1993. During 1993 such properties contributed $2.7 million to the Company's income from operations.

    SALE TO BRIDGE. In December 1993, the Company signed a purchase agreement with Bridge pursuant to which Bridge will purchase certain Mid-Continent and Rocky Mountain producing and nonproducing oil and gas properties. The sales price of $50.1 million, subject to certain adjustments, will be received by the Company either in the form of cash plus 10% of the outstanding shares of

Bridge, following the contemplated public offering of that stock in the first quarter of 1994, or entirely in cash. The transaction is expected to close in April 1994.

    The transaction includes substantially all of the Company's assets in the Anadarko Basin of Oklahoma and Texas as well as its interests in the Rocky Mountain states, excluding its interests in the Canyon Creek natural gas field in Wyoming. The undeveloped acreage includes approximately 1.7 million mineral and leasehold acres and exploratory options on an additional 8.1 million acres. Production from the properties to be sold to Bridge averaged approximately 1,300 barrels of oil per day and 15.2 MMcf of natural gas per day during 1993. During 1993 such properties contributed $5.8 million to the Company's income from operations.

RESERVES

    The following tables set forth information regarding changes in the Company's estimates of proved net reserves from January 1, 1991 to December 31, 1993 and the balance of the Company's estimated proved developed reserves at December 31 of each of the years 1990 through 1993.

                                                                              INCREASES (DECREASES)
                                        BALANCE                                             NET                      CHANGES
                                          AT       REVISION               EXTENSIONS,    PURCHASES                     IN
                                       BEGINNING      OF                  DISCOVERIES    (SALES) OF                OWNERSHIP-
                                          OF       PREVIOUS    IMPROVED       AND         MINERALS                  PARTNER-
                                        PERIOD     ESTIMATES   RECOVERY    ADDITIONS      IN PLACE    PRODUCTION     SHIP(A)
PROVED RESERVES AT DECEMBER 31, 1991:
    Oil and Condensate ((MMBbls)-----     222.3        (1.9)     15.9          1.8           10.9        (20.2)        0.4
    Gas (Bcf)------------------------     185.9         0.4       0.5         19.6           (3.0)       (34.8)        2.2
    Oil Equivalent (MMBOE)-----------     253.3        (1.8)     16.0          5.1           10.4        (26.0)        0.7
PROVED RESERVES AT DECEMBER 31, 1992:
    Oil and Condensate (MMBbls)------     229.2        14.1      17.0          2.6           15.0        (23.0)        0.2
    Gas (Bcf)------------------------     170.8         7.3       1.3          5.6          137.1        (46.2)        1.6
    Oil Equivalent (MMBOE)-----------     257.7        15.3      17.2          3.6           37.9        (30.6)        0.4
PROVED RESERVES AT DECEMBER 31, 1993:
    Oil and Condensate (MMBbls)------     255.1       (10.8)     26.7          6.2           (4.8)       (24.3)        0.1
    Gas (Bcf)------------------------     277.5        26.7        --         55.9          (37.5)       (60.4)        0.8
    Oil Equivalent (MMBOE)-----------     301.5        (6.3)     26.7         15.4          (11.1)       (34.4)        0.2


                                       BALANCE
                                        AT END
                                          OF
                                        PERIOD
PROVED RESERVES AT DECEMBER 31, 1991:
    Oil and Condensate ((MMBbls)-----    229.2
    Gas (Bcf)------------------------    170.8
    Oil Equivalent (MMBOE)-----------    257.7
PROVED RESERVES AT DECEMBER 31, 1992:
    Oil and Condensate (MMBbls)------    255.1
    Gas (Bcf)------------------------    277.5
    Oil Equivalent (MMBOE)-----------    301.5
PROVED RESERVES AT DECEMBER 31, 1993:
    Oil and Condensate (MMBbls)------    248.2
    Gas (Bcf)------------------------    263.0
    Oil Equivalent (MMBOE)-----------    292.0(b)
                                                      DECEMBER 31,
                                         1993       1992       1991       1990
PROVED DEVELOPED RESERVES (MMBOE)----      225.5      248.4      210.3      205.0

  (a) The information set forth under the column headed 'Changes in Ownership -- Partnership' reflects reserve additions attributable to the Company's increased ownership interest in Santa Fe Energy Partners, L.P.
      (the 'Partnership') caused by the reinvestment of distributions received by the Company in respect of its interest in the Partnership. At December
      31, 1993, the Company (through its subsidiaries) owned an aggregate 100% interest in the Partnership.

  (b) At December 31, 1993, 5.2 MMBOE were subject to a 90% net profits interest held by Santa Fe Energy Trust. See '-- Santa Fe Energy Trust.'

    Historically, the Company has utilized active development and exploration programs as well as selected acquisitions to replace its reserves depleted by production. The Company has increased its proved reserves (net of production) by approximately 35% over the five years ended December 31, 1993. Most of such increases are attributable to proved reserve additions from the Company's producing oil properties in the San Joaquin Valley of California and the Permian Basin in west Texas, proved reserves acquired in the Adobe Merger and other purchases of oil and gas reserves. At December 31,

1993, the Company's reserves were 9.5 MMBOE lower than at December 31, 1992, primarily reflecting the sale during 1993 of properties with reserves totaling
16.7 MMBOE partially offset by additions.

    The following table sets forth as of December 31, 1993 the Company's estimated proved reserves and the discounted net present value thereof in each of the Company's principal operating areas.

                                                    NATURAL       OIL          PV1O(A)
                                          OIL         GAS      EQUIVALENT     (MILLIONS
          OPERATING REGION              (MMBBLS)    (MMCF)      (MMBOE)      OF DOLLARS)
Permian Basin------------------------      41.6       45.8         49.2          128.1
Offshore Gulf of Mexico--------------       3.8      103.8         21.1          169.8
San Joaquin Valley-------------------     183.6       11.8        185.6          167.1
Other Domestic-----------------------       1.9       74.5         14.3           78.2
International------------------------      17.3       27.1         21.8           24.6
    Total----------------------------     248.2      263.0        292.0          567.8

  (a) Represents the net present value (discounted at 10%) of the pretax future net cash flows estimated to result from production of the Company's estimated proved reserves using estimated sales prices and estimates of production costs, ad valorem and production taxes and future development costs necessary to produce such reserves. The sales prices used in the determination of proved reserves and of estimated future net cash flows are based on the prices in effect at year end, and for 1993 averaged $9.27 per Bbl for oil and $2.17 per Mcf for natural gas. The average sales price
      (unhedged) realized by the Company for its production during 1993 was $12.93 per Bbl for oil and $2.03 per Mcf for natural gas.

    Ryder Scott Company ('Ryder Scott'), a firm of independent petroleum engineers, prepared the above estimates of the Company's total proved reserves as of December 31, 1990 through 1993.

    During 1993 the Company filed Energy Information Administration Form 23 which reported natural gas and oil reserves for the year 1992. On an equivalent barrel basis, the reserve estimates for the year 1992 contained in such report and those reported herein for the year 1992 do not differ by more than five percent.

DOMESTIC DEVELOPMENT ACTIVITIES

    The Company is engaged in development activities primarily through the application of thermal enhanced recovery techniques to its heavy oil properties in the San Joaquin Valley, the use of secondary waterfloods and tertiary CO2 floods on its properties in other mature fields and the development of producing properties acquired by the Company through its exploration successes and its acquisition program. Thermal EOR operations involve the injection of steam into a reservoir to raise the temperature and reduce the viscosity of the heavy oil, facilitating the flow of the oil into producing wellbores. The Company has operated thermal EOR projects in the San Joaquin Valley since the mid-1960s. Similarly, the Company has extensive experience in the use of waterfloods, which involve the injection of water into a reservoir to drive hydrocarbons into producing wellbores. The Company has an interest in more than 50 waterflood projects, and additional projects are planned for the future. Following the waterflood phase, certain fields may continue to produce in response to tertiary EOR projects, such as the injection of CO2 which mixes miscibly with the oil and improves the displacement efficiency of the water injection. The Company's principal CO2 floods are in the Wasson field and are operated by affiliates of Shell Oil Company, ARCO and Amoco.

    Set forth below is a discussion of some of the Company's principal development projects. The Company has operated in the Midway-Sunset and Wasson fields since 1905 and 1939, respectively. The Company acquired interests in the South Belridge field from Petro-Lewis in 1987 and in January 1991 expanded its holdings in the field with the purchase of certain properties from Mission Operating Partnership, L.P. The Company's interests in the Kern River and Coalinga fields were acquired in 1905 and 1977, respectively. The Gulf of Mexico fields were discovered on leases held by the Company or acquired in the Adobe Merger, while the Delaware and Cisco
Canyon properties were acquired as undeveloped properties.

    SAN JOAQUIN VALLEY

    MIDWAY-SUNSET. The Company owns a 100% working interest (92% average net revenue interest) in over 10,000 gross acres and 2,200 active wells in the Midway-Sunset field. Substantially all the oil produced from the Midway-Sunset field is heavy crude oil produced principally by cyclic steam and steamflood operations from Pleistocene and Miocene reservoirs at depths less than 2,000 feet. These steam stimulation operations were initiated in the field in the mid-1960s. During 1993 the Midway-Sunset field accounted for approximately 50% of the Company's domestic crude oil and liquids production.

    At December 31, 1993 the Midway-Sunset field accounted for approximately 69% of the Company's domestic proved crude oil and liquid reserves. Reservoir engineering studies prepared on behalf of the Company indicate significant additions to its proved reserves in this field can continue to be made through additional EOR and development projects. The Company has identified a substantial number of locations that could be drilled in the field, depending in part on future prices and economic conditions. The Company is pursuing electrical cogeneration opportunities which could lower Midway-Sunset operating costs.

    SOUTH BELRIDGE. The South Belridge field is located approximately 15 miles north of the Midway-Sunset field. The Company operates three leases in the field which produce heavy oil from the shallow Tulare sands and lighter low viscosity oil from the deeper Diatomite reservoirs. Steamflood operations in the lower Tulare sands are in progress on one of these leases and plans call for flooding the remaining Tulare sands on this lease and all Tulare sands on another lease in the coming years. Waterflood operations in the Diatomite reservoir have been initiated on two leases and the Company expects to expand these operations to include the rest of the developed area.

    COALINGA. The Coalinga field is located 55 miles southwest of Fresno, California. Successful steamfloods and a pilot steamflood project have been conducted in the Lower Temblor Sands on three of the six leases in which the Company owns interests in the field. During the next several years, the Company plans to expand the pilot steamflood project in the lower sands to cover the remaining producing area and expand steam floods on the Upper Temblor Sands on all leases after depletion of the lower zones. Most of the facilities required for these projects are already in place as a result of the prior steamfloods.

    KERN RIVER. The Kern River field is located near Bakersfield, California. The Lower Kern River Series sands have been successfully steamflooded on three of the leases in which the Company owns an interest. Over the next several years steamflood operations will be sequentially redeployed in the upper sands of the Kern River Series. Eventually the Company plans to flood all sands on its remaining lease in several stages. The Company has installed and operates a large steam generation plant on these properties.

    PERMIAN BASIN

    WASSON. The Company's interests in the field principally consist of royalty and working interests in three units which are presently under CO2 flood. Most of the expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery projects have been made. In addition, while expenditures relating to the purchase of CO2 for the Wasson field are expected to continue, CO2 can be recycled and, therefore, such expenditures should decline in the future.

    During 1993 the Wasson field accounted for approximately 9% of the Company's domestic crude oil and liquids production and at December 31, 1993 the field accounted for approximately 8% of the Company's domestic proved crude oil and liquids reserves. Since initiation of CO2 flooding operations in 1984, the field's previous production decline has been reversed. Reservoir engineering studies prepared on behalf of the Company indicate significant additions to proved reserves can be made through additional EOR and development projects.

    REEVES. The Company owns a 72% net interest in the Reeves field, seven miles east of the large Wasson field in west Texas. The field has been under waterflood since 1965. During 1993 six wells were drilled and 16 wells were worked over as part of a program to delineate the extended productive limits of the field, to evaluate the potential for infill drilling and to enhance current waterflood operations. Based on the successes of the prior year's program, the Company plans to initiate an infill drilling and workover program in this field in the near future.

    NEW MEXICO. During 1993 the Company increased its activity in the light-oil Delaware play in Lea and Eddy Counties of southeast New Mexico. A total of 51 gross (18.1 net) development wells were completed in 1993 with a 100% success rate and in December 1993 such wells produced approximately 1,400 barrels of oil and 3.1 MMcf of natural gas per day. Net production from this area in December 1993 totaled approximately 1,500 barrels of oil and 4.0 MMcf of natural gas per day. The Company plans to drill additional development wells in 1994.

    Also in southeastern New Mexico, the Company participated in five gross (2.8 net) wells in 1993 in the light oil and gas Cisco-Canyon project. Four wells were completed as producers from the Cisco-Canyon zone by year end and a fifth continued production testing. The Company plans to continue delineation of this play which contains some 75 identified potential development locations.

    OFFSHORE GULF OF MEXICO

    At December 31, 1993, offshore Gulf of Mexico properties accounted for 39% of the Company's proved natural gas reserves and during 1993 these properties accounted for approximately 56% of the Company's natural gas production.

    In the Gulf Division, several new fields or field additions were placed on production during 1993. Net production from these fields at year end averaged approximately 29.0 MMcf of gas per day. Further development in these fields are either planned or under study for 1994 and 1995. The Company's activities in the offshore Gulf of Mexico are conducted in the shallow water (less than 300 feet), where the costs of drilling, completion and production are not as uncertain as are the costs in the Flextrend and Deepwater areas of the Gulf of Mexico. During 1993, the Company participated in the drilling of four gross (1.3 net) exploratory wells and one gross (0.3 net) well was drilling at year end (which well resulted in a discovery and a multiwell development program is expected to commence in 1994). For a description of the Company's leasehold position in the offshore Gulf of Mexico, see '-- Domestic Exploration Activities.'

DOMESTIC EXPLORATION ACTIVITIES

    The Company's domestic exploration focus continues to be in the Permian Basin and the offshore Gulf of Mexico. Overall the Company participated in 22 gross (9.0 net) exploratory wells in 1993. A total of ten gross (3.6 net) were completed as producers for a 40% net well success. At year end there were nine gross (4.3 net) wells in some stage of drilling or completion.

    As of December 31, 1993, the Company held approximately 0.3 million net undeveloped leasehold acres in 14 states and offshore areas, excluding approximately 0.5 million net undeveloped leasehold acres committed to Bridge under the terms of a Purchase and Sales Agreement signed in December 1993. The primary terms of lease expire with respect to 24% of such acreage in 1994, 25% in 1995, 15% in 1996, 10% in 1997 and the remainder thereafter. In addition, the Company owns approximately 0.5 million net acres of undeveloped fee minerals in Louisiana, Texas and California.

    The Company also controls the oil and gas rights on approximately 8.1 million net undeveloped acres in the western United States through direct ownership and pursuant to lease option agreements from Santa Fe Pacific Railroad Company and other former affiliates. These lands are located in high risk exploration areas. Due to this risk, the Company has historically negotiated with third parties to explore this acreage with the Company to receive a royalty or carried interest in the exploration phase. An agreement relating to substantially all of these oil and gas rights has been entered into with Bridge. This agreement is intended to provide incentive to Bridge to accelerate exploration activities on lands subject to these rights. The Company will receive a small revenue interest in the event such activities are successful.

    Set forth below is a brief discussion of some of the Company's principal exploration programs.

    PERMIAN BASIN. This area continues to be one of the Company's most active and successful exploration areas. During 1993, the Company participated in 18 gross (7.7 net) exploratory wells. Eight gross (3.3 net) of these were completed in 1993 as oil or gas discoveries. Additionally, eight gross (4.0 net) were in some phase of drilling or completing at year end.

    Drilling objectives for the Company's exploratory program target oil and gas zones at depths of between 2,500 to 15,000 feet. The shallower targets such as the Delaware, and Cisco-Canyon formations are providing successful results. The Delaware program in southeast New Mexico was the subject of seven gross (3.7 net) exploratory and 51 gross (18.1 net) development wells completed in 1993. A success rate of 58% of the net exploratory wells and 100% of the net development wells was achieved in this increasingly active light oil play. Currently the Company has identified in excess of 150 development well locations and has 20 exploratory prospects in inventory to be drilled over the next several years.

    In the west Texas Permian Basin, the Company completed the shooting of 3-D seismic over its 250 square mile block near Midland last fall. The joint venture block contains over 100,000 net acres of lands owned or controlled by the Company and its partners. Almost all of the Company's 25% interest in the 3-D seismic was paid by a promoted partner. Drilling began in December 1993 on two prospects identified in this program. Additional drilling is planned on a variety of other prospects in 1994 at depths of 10,000 to 12,000 feet.

    OFFSHORE GULF OF MEXICO. The Company participated in four gross (1.3 net) exploratory wells in the offshore in 1993 and one gross (0.3 net) was drilling at year end. One gross (0.3 net) well resulted in a discovery on which a multiwell development program will commence in the second quarter of 1994.

    The Company acquired 3-D seismic coverage over 12 blocks during 1993 adding to its extensive Gulf of Mexico seismic database which includes 3-D coverage on 57 blocks. Currently the Company has 35 exploratory prospects in inventory and some 30 development locations identified a portion of which are exploratory planned to be drilled in 1994.

    At year end the Company owned 179 blocks of acreage in the Gulf of Mexico consisting of approximately 299,800 gross (147,400 net) undeveloped acres and 257,900 gross (79,000 net) developed acres.

INTERNATIONAL DEVELOPMENT ACTIVITIES

    INDONESIA. The Company, through a wholly owned subsidiary, is engaged in the production of crude oil in Indonesia through a joint venture (the 'Salawati Basin Joint Venture') formed in 1970 to explore for and develop hydrocarbon reserves in the Salawati Basin area of Irian Jaya. At December 31, 1993, the Company held a 33 1/3% participation interest in, and acts as operator for, the Salawati Basin Joint Venture. The Salawati Basin Joint Venture operates under a production sharing contract (the 'PSC') with the Indonesia state oil agency ('Pertamina'), which had an initial term of 30 years and expires in the year 2000. The Company is currently negotiating with such state oil agency to extend the contract for an additional 20 years. As of December 31, 1993, the contract covered an area of approximately 235,000 acres. Production occurs from seven oil and three gas condensate fields.

    The PSC entitles the Salawati Basin Joint Venture to recover all of its expenditures related to the operation (the 'cost recovery amount') before any additional production is shared with the Indonesian state oil agency, which recovery is effected by allocating to the Salawati Basin Joint Venture a portion of the crude oil production sufficient, at the Indonesia government official crude oil price ('ICP'), to offset the cost recovery amount. The balance of production after the cost recovery amount is divided between the parties, with approximately 66% allocated to Pertamina and 34% allocated to the Salawati Basin Joint Venture. However, 25% of the 34% pre-tax portion (8.5% of total production) must be sold into the Indonesian domestic market for $0.20 per barrel. The entire entitlement of the Salawati Basin Joint Venture under the PSC, including the domestic market obligation, averaged approximately 10.1 MBbls per day (approximately 3.4 MBbls per day net to the Company) for the year ended December 31, 1993. The Salawati Basin Joint Venture is required to pay Indonesian income taxes at the rate of 56%.

    The Company, through another subsidiary, has also entered into a joint venture with Pertamina to explore the Salawati Island Block of Irian Jaya. The effective date of this joint venture is April 23, 1990 with a term of 30 years. At December 31, 1993, the Company held a 16 2/3% participation interest in the block which covers 1.09 million acres. The Company and Pertamina (with its 50% interest) jointly operate the contract area. In 1991, a successful exploratory well tested at a combined rate of 3,568 barrels of oil per day and was followed by two successful delineation wells. Pertamina declared the field commercial in January 1993 and designated it as the Matoa Field. Sales of production began in January of 1993. Development activities through 1993 have the Matoa field producing approximately 5,600 barrels of oil per day from eight wells as of December 31, 1993.

    Under the terms of the PSC, the joint venture participants are allowed to recover the cost recovery amount, after an initial 20% portion (2.9% to the joint venture participants and 17.1% to Pertamina) has been deducted, by allocating to the joint venture participants a portion of the crude oil production ('cost oil') sufficient to offset the cost recovery amount. All unrecovered costs in any calendar year can be carried forward to future years. The balance of production after allocation of cost oil is allocated approximately 85.5% to Pertamina and 14.5% to the other Salawati Island Joint Venture participants. However, 7.25% of the gross production allocated to the joint venture participants must be sold into the Indonesian domestic market for 10% of ICP.

    ARGENTINA. In 1991, the Company, through a wholly owned subsidiary, acquired an 18% non-operated working interest (15.84% net interest) in the El Tordillo field in Chubut Province, Argentina. At that time, the field was producing approximately 10,500 barrels of oil per day. The Company has agreed to spend approximately $16.7 million net during the period from July 1, 1992 to July 1, 1996 on development and maintenance of the field which began with an extensive workover and recompletion program. As of December 31, 1993 the El Tordillo owners have completed 163 such workovers and drilled three new wells. During that time production increased to approximately 16,000 barrels of oil per day. The Company expects this program to continue through 1994 and anticipates an expansion of the existing waterflood facilities.

    Under the terms of the contract with the Argentine national oil company, the joint venture group is allowed to sell crude oil produced from this field into the open market. There is a 12% royalty on gross production and the joint venture is taxed at a 30% rate after deductions for capitalized costs and expenses.

    In April 1993, the Company's subsidiary completed the Sierra Chata X-1 as a successful exploratory test in Chihuidos Block, Neuquen Province, Argentina. The well produced at a combined rate of 22.2 million cubic feet per day and 109 barrels of condensate per day. Carbon dioxide content of the natural gas was 6%. Five successful delineation wells were drilled in 1993. Producing rates on these wells varied from 3.2 to 27.6 million cubic feet per day. Engineering and geological studies are presently being undertaken to develop the field through additional drilling, with 4.0 gross (1.0 net) additional wells currently planned for 1994. In addition, the Company and its partners intend to build a gas processing facility and a 40-mile gathering pipeline during 1994 that will transport production from the field and interconnect with a main transmission line owned by a third party that transports gas to Buenos Aires and other major markets. Construction of the gas processing facility and the pipeline and the drilling of the development wells are estimated to cost an aggregate of $76.0 million gross ($17.2 million net to the Company's interest). The Company expects that sales of production from the Sierra Chata discovery will commence in 1995.

INTERNATIONAL EXPLORATION ACTIVITIES

    In 1993, the Company had its most active year ever in the international arena. The Company participated in six gross (1.8 net) exploratory wells of which two gross (0.5 net) were completed as natural gas wells. Additionally, four gross (1.2 net) wells were either drilling or completing at year end.

    The Company made one exploration discovery in 1993. The Sierra Chata natural gas discovery in the Neuquen Basin of Argentina is being developed from sandstone reservoirs at 6,000 feet. The Company has a 22.5% working interest (20% net revenue interest) and is operator of this field. To date a total of six gross (1.3 net) wells have been drilled with no dry holes. Combined gross flow rates from these six wells are in excess of 100 million cubic feet of gas and 500 barrels of condensate per day. Additional development drilling will continue during 1994 to increase production capacity and further define the limits of the field. See '-- International Development Activities.'

    The Company plans to drill eight gross (2.8 net) wells in 1994 in addition to the four gross (1.2 net) wells which carried over from 1993 in either a drilling or completing status. The 1994 drilling and exploratory activity will be centered principally in Indonesia and South America. Of the total wells to be completed in 1994, four gross (1.2 net) are in Indonesia, four gross (1.3 net) are in Argentina and Bolivia, one gross (0.2 net) is in Papua New Guinea, two gross (1.0 net) are in Canada and one gross (0.3 net) is in Gabon (West Africa).

    The Company holds exploration contracts totaling 3.5 million net acres in eight foreign countries. The majority of acreage is in Indonesia (1.1 million net acres) and South America (1.2 net million acres) with the balance in Canada, Morocco, Myanmar, Papua New Guinea and Gabon.

DRILLING ACTIVITIES

    The table below sets forth, for the periods indicated, the number of wells drilled in which Santa Fe had an economic interest. As of December 31, 1993, Santa Fe was in the process of drilling or completing 9 gross ( 4.3 net) domestic exploratory wells, 13 gross (5.3 net) development wells, 4 gross (1.2 net) foreign exploratory wells and 3 gross (1.0 net) foreign development wells.

                                                         YEAR ENDED DECEMBER 31,
                                               1993                 1992                1991
                                        GROSS       NET      GROSS       NET      GROSS      NET
Development Wells
  Domestic
    Completed as natural gas
      wells--------------------------      21          6.0       6          1.5      25        7.5
    Completed as oil wells-----------     237        180.0      62         39.0     220      167.3
    Dry holes------------------------      10          3.6       5          0.4       6        1.6
  Foreign:
    Completed as natural gas
    wells----------------------------       4          1.0      --           --      --         --
    Completed as oil wells-----------       3          0.9      --           --      --         --
                                          275        191.5      73         40.9     251      176.4
Exploratory Wells
  Domestic
    Completed as natural gas
      wells--------------------------       3          0.9       1          0.3       6        2.0
    Completed as oil wells-----------       7          2.7       4          1.2       6        1.9
    Dry holes------------------------      12          5.4       2          0.6      19        7.2
  Foreign
    Completed as natural gas
    wells----------------------------       2          0.4      --           --      --         --
    Completed as oil wells-----------      --           --       1          0.3    --         --
    Dry holes------------------------       4          1.3       4          1.3       3        0.4
                                           28         10.7      12          3.7      34       11.5
                                          303        202.2      85         44.6     285      187.9

PRODUCING WELLS

    The following table sets forth Santa Fe's ownership in producing wells at December 31, 1993:

                                                U.S.              ARGENTINA(1)        INDONESIA(2)              TOTAL
                                        GROSS(3)       NET       GROSS     NET      GROSS(4)     NET       GROSS      NET
Oil----------------------------------     10,081        4,780      381      69          401       131      10,863     4,980
Gas----------------------------------        690          179        6       1            5         2         701       182
                                          10,771        4,959      387      70          406       133      11,564     5,162

  (1) At December 31, 1993 the 6 gross (1 net) gas wells were shut-in.

  (2) Includes 98 gross (32 net) wells which were shut-in at December 31, 1993.

  (3) Includes 33 wells with multiple completions.

  (4) Includes 3 wells with multiple completions.

                                       11

DOMESTIC ACREAGE

    The following table summarizes Santa Fe's developed and undeveloped fee and leasehold acreage in the United States at December 31, 1993. Excluded from such information is acreage in which Santa Fe's interest is limited to royalty, overriding royalty and other similar interests.

                                             UNDEVELOPED               DEVELOPED
                STATE                     GROSS         NET        GROSS        NET
Alabama -- Offshore------------------            --          --      23,040      12,480
Alabama -- Onshore-------------------         3,089         108       6,063         382
Arkansas-----------------------------           633         493       4,177       3,173
California -- Offshore---------------            --          --      17,280       2,074
California -- Onshore----------------       249,207     248,990       7,391       7,011
Colorado-----------------------------            --          --       6,368       5,657
Illinois-----------------------------           202          50          43          13
Kansas-------------------------------        19,433      19,373       4,591       1,002
Louisiana -- Offshore----------------       222,376     116,843     190,675      57,721
Louisiana -- Onshore-----------------        17,575      16,620      14,635       2,941
Michigan-----------------------------            --          --          71          11
Mississippi--------------------------           114          30       3,724         810
Montana------------------------------            --          --       3,196         142
Nevada-------------------------------         3,491         764       9,455       9,455
New Mexico---------------------------       195,750     155,594      41,427      18,852
New York-----------------------------            --          --         189          47
North Dakota-------------------------         1,509         544       4,337       1,377
Oklahoma-----------------------------         1,917       1,917      29,589       9,940
Texas -- Offshore--------------------        77,397      30,545      67,194      21,243
Texas -- Onshore---------------------       180,828     174,912     246,287     168,421
Utah---------------------------------         1,348         575       8,389       3,494
Wyoming------------------------------        13,785      10,804      25,888      11,312
                                            988,654     778,162     714,009     337,558

    The foregoing table excludes approximately 2,033,400 gross (1,682,000 net) undeveloped leasehold and fee acres and 80,200 gross (45,900 net) developed acres committed to Bridge under terms of a Purchase and Sales Agreement signed in December 1993 and 123,000 gross (123,000 net) undeveloped acres sold in January 1994.

FOREIGN ACREAGE

    The following table summarizes Santa Fe's foreign acreage at December 31, 1993:

                                               UNDEVELOPED                DEVELOPED
                                           GROSS          NET         GROSS       NET
Argentina----------------------------      2,103,010       550,457     53,988      10,858
Bolivia------------------------------      1,442,446       649,100     --          --
Canada (Alberta)---------------------        150,703        68,071     --          --
Gabon--------------------------------        701,000       175,250     --          --
Indonesia----------------------------      4,439,569     1,059,193      9,360       2,870
Morocco------------------------------      1,300,000       422,500     --          --
Myanmar------------------------------        394,000       315,200     --          --
Papua New Guinea---------------------      1,970,000       295,500     --          --
                                          12,500,728     3,535,271     63,348      13,728

                                       12

CURRENT MARKETS FOR OIL AND GAS

    The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. For the last several years, prices of these products have reflected a worldwide surplus of supply over demand. The price received by the Company for its crude oil and natural gas depends upon numerous factors beyond the Company's control, including economic conditions in the United States and elsewhere and the world political situation as it affects OPEC, the Middle East (including the current embargo of Iraqi crude oil from worldwide markets) and other producing countries, the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding OPEC's ability to control member country production and underlying concern about the balance of world demand for and supply of oil and gas. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the Company's development and exploration programs, proved reserves, revenues, profitability, cash flow and dividend levels. See Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- General.'

    The Company believes the market for heavy crude oil produced in California differs substantially from the remainder of the domestic crude oil market. It is necessary to heat or dilute heavy oil to make it flow, which increases transportation and handling costs, and it is also more costly to refine. As a result, the price paid for heavy crude oil is generally lower than the price paid for light crudes. In addition, there is currently an oversupply of crude oil in the California market that has had an adverse effect on the prices for crude oil in that market. Although no assurance can be given, the Company believes that such oversupply will not continue for the long term due to the availability of crude oil pipelines to transport excess crude oils, including blended oils, to markets in the midwest and west Texas, and due to the decline of crude oil produced from the North Slope of Alaska.

    From time to time the Company has hedged a portion of its oil and natural gas production to manage its exposure to volatility in prices of oil and natural gas. The Company used several instruments whereby monthly settlements were based on the difference between the price, or a range of prices, specified in the instruments and the monthly average of the daily settlement prices of certain West Texas Intermediate ('WTI') crude oil futures contracts or of certain natural gas futures contracts quoted on the New York Mercantile Exchange. In instances where the actual average of the daily settlement price was less than the price specified in the contract, the Company received a settlement based on the difference; in instances where the actual average of the daily settlement price was higher than the specified price, the Company paid an amount based on the difference. The instruments utilized by the Company differed from futures contracts in that there was no contractual obligation which required or allowed for the future delivery of the product. Settlements were included in revenues in the period in which the oil and natural gas were sold.

    In 1990, oil hedges resulted in a $10.7 million reduction in oil revenues and in 1991 and 1992 oil hedges resulted in an increase in oil revenues of $41.7 million and $9.7 million, respectively. The Company has had no oil hedging contracts subsequent to 1992. In 1992 and 1993, natural gas hedges resulted in a reduction in natural gas revenues of $0.5 million and $8.2 million, respectively. The Company currently has six open natural gas hedging contracts for approximately 24.6 MMcf per day during the seven month period beginning March 1994. The 'approximate break-even price' (the average of the monthly settlement prices of the applicable futures contracts which would result in no settlement being due to or from the Company) with respect to such contracts is approximately $1.88 per Mcf. In addition, a certain party holds an option on a contract covering approximately 4.7 MMcf per day during the five month period beginning May 1994 at an approximate break even price of $1.92 per Mcf. The Company has no other outstanding natural gas hedging instruments.

    During 1993, affiliates of Shell Oil Company and Celeron Corporation accounted for approximately 23% and 15% respectively, of the Company's domestic crude oil and liquids and natural gas revenues. No other individual customer accounted for more than 10% of such revenues during 1993. Substantially all of the Company's oil and natural gas production is currently sold at market-responsive prices that approximate spot prices. Availability of a ready market for the Company's oil and gas production depends on numerous factors, including the level of consumer demand, the extent of worldwide oil production, the cost and availability of alternative fuels, the cost of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the cost of complying with applicable environmental regulations.

    In December 1993, the Company signed a seven-year gas sales contract with Hadson pursuant to the terms of which Hadson will market substantially all of the Company's domestic natural gas production. Pursuant to such gas contract, Santa Fe dedicated to Hadson all of its domestic natural gas production from specified existing wells, which consist of essentially all of the Company's domestic natural gas production, except to the extent such production was dedicated under pre-existing contracts. Upon the expiration of any such pre-existing contracts, that production shall also be dedicated to the Company.

    In addition to production from existing wells, such gas contract provides for the dedication by the Company of gas production from certain domestic development wells and exploration wells to the extent that the Company accepts proposals from Hadson to gather and market production from such exploration wells. Production from gas wells acquired by the Company pursuant to an acquisition of producing oil and gas properties will not be dedicated under the gas contract but may be dedicated by the mutual agreement of the Company and Hadson.

    Pursuant to the gas contract, Hadson will be required to pay the Company for all production delivered at a price for such gas equal to stipulated published monthly index prices. Hadson is obligated to use its best efforts to receive gas from the Company at delivery points so as to maximize the net price received by the Company for such production. Payment for purchases by Hadson are to be made in immediately available funds no later than the last working day of the month following the month of production.

SANTA FE ENERGY TRUST

    In November 1992, 5,725,000 Depositary Units ('Depositary Units'), each consisting of beneficial ownership of one unit of undivided interest in Santa Fe Energy Trust (the 'Trust') and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on February 15, 2008, were sold in a public offering. The assets of the Trust consist of certain oil and gas properties conveyed by the Company. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. The Company received the remaining $70.1 million and retained 575,000 Depositary Units. A portion of the proceeds received by the Company was used to retire $30.0 million of the debt incurred in connection with the Merger and the remainder was used for general corporate purposes. In the first quarter of 1994, the Company sold the remaining 575,000 Depositary Units it held for $11.3 million.

    The properties conveyed to the Trust consisted of two term royalty interests in two production units in the Wasson field in west Texas and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states. At December 31, 1993, 5.2 MMBOE of the Company's estimated proved reserves were subject to such net profits interest. The reserve estimates included herein reflect the conveyance of the Wasson term royalties to the Trust.

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments to the extent that such payments are required to provide distributions of $0.40 per Depositary Unit per quarter. Such additional royalty payments, if needed, will come from the Company's remaining royalty interest in one of the production units in the Wasson field described above, and are non-recourse to the Company. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such additional payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) will be limited to $20.0 million on a revolving basis. The Company was required to make an additional royalty payment of $362,000 with respect to the distribution made by the Trust for operations during the quarter ended December 31, 1993. Based upon current prices, the Company believes that a support payment will be required for the quarter ending March 31, 1994, the amount of which has not been determined.

OTHER BUSINESS MATTERS

  COMPETITION

    The Company faces competition in all aspects of its business, including, but not limited to, acquiring reserves, leases, licenses and concessions; obtaining goods, services and labor needed to conduct its operations and manage the Company; and marketing its oil and gas. The Company's competitors include multinational energy companies, government-owned oil and gas companies, other independent producers and individual producers and operators. The
Company believes that its competitive position is affected by price, its geological and geophysical capabilities and ready access to markets for production. Many competitors have greater financial and other resources than the Company, more favorable exploration prospects and ready access to move favorable markets for their production. The Company believes that the well-defined nature of the reservoirs in its long-lived oil fields, its expertise in EOR methods in these fields, its active development and exploration position and its experienced management may give it a competitive advantage over some other producers.

  REGULATION OF CRUDE OIL AND NATURAL GAS

    The petroleum industry is subject to various types of regulation throughout the world, including regulation in the United States by state and federal agencies. Domestic legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and which may carry substantial penalties for non-compliance. Although the regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects profitability, generally these burdens do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry with similar types and quantities of production. While the Company is a party to several regulatory proceedings before governmental agencies arising in the ordinary course of business, management does not believe that the outcome of such proceedings will have a material adverse affect on the operations or financial condition of the Company. Set forth below is a general description of certain state and federal regulations which have an effect on the Company's operations.

    STATE REGULATION. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company operates also have statutes and regulations governing the conservation of oil and gas and the prevention of waste, including the unitization or pooling of oil and gas properties and rates of production from oil and gas wells. Rates of production may be regulated through the establishment of maximum daily production allowables on a market demand or conservation basis or both.

    FEDERAL REGULATION. A portion of the Company's oil and gas leases are granted by the federal government and administered by the Bureau of Land Management ('BLM') and the Minerals Management Service ('MMS'), both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, Army Corps of Engineers and Environmental

Protection Agency), lessees must obtain a permit from the BLM or the MMS prior to the commencement of drilling.

    The interstate transportation of natural gas is regulated by the Federal Energy Regulatory Commission ('FERC') under the Natural Gas Act of 1938 and, to a lesser extent, the Natural Gas Policy Act of 1978 (collectively, the 'Acts'). Numerous questions have been raised concerning the interpretation and implementation of several significant provisions of the Acts, as well as the regulations and policies promulgated by FERC thereunder. A number of lawsuits and administrative proceedings have been instituted which challenge the validity of regulations implementing the Acts. In addition, as described below, FERC currently has under consideration various policies and proposals which will affect the marketing of gas under new and existing contracts.

    Since 1991, FERC's regulatory efforts have centered largely around its generic rulemaking proceedings, Order No. 636. Through Order No. 636 and successor orders, FERC has undertaken to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative gas suppliers. By requiring interstate pipelines to 'unbundle' their sales services and to provide its customers with direct access to any upstream pipeline capacity held by pipelines, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase gas directly from third-party merchants other than the pipelines.

    Although the implementation of Order No. 636 on individual interstate pipelines is nearing completion, this process is not yet final. Moreover, nearly all of these individual restructuring proceedings, as well as Order No. 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be substantially modified by the courts. Thus, while Order No. 636, if ultimately implemented without substantial change, should generally facilitate the transportation of gas and the direct access to end-user markets, the precise impact of these regulations on marketing production cannot be predicted at this time.

    Beyond Order No. 636, FERC is now considering a number of other important policies, all of which could significantly affect the marketing of gas. Some of the more notable of these regulatory initiatives include FERC's rulemakings on gathering and production-area rate design, regulation of pipeline marketing affiliates under Order No. 497, and standards for pipeline electronic bulletin boards and electronic data exchange.

    The U.S. Congress has historically been active in the area of oil and natural gas regulation. Although no prediction can be made concerning future regulation or legislation which may affect the competitive status of the Company, or affect the prices at which it may sell its oil and gas, any regulation or legislation that, directly or indirectly, lowers price levels for oil and gas sold or increases the costs of production could have an adverse effect on the Company's operations.

  ENVIRONMENTAL REGULATION

    Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. In particular, the Company's oil and gas exploration, development, production and EOR operations, its activities in connection with storage and transportation of liquid hydrocarbons and its use of facilities for treating, processing, recovering or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the cost of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells and other facilities. The Company has expended significant resources, both financial and managerial, to comply with environmental regulations and permitting requirements and anticipates that it will continue to do so in the future in order to comply with stricter industry and regulatory safety standards such as those described below. Although the Company believes that its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities will not be incurred in the future. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in substantial costs and liabilities in the future. Although the resulting costs cannot be accurately estimated at this time, these requirements and risks typically apply to companies with types and quantities of production similar to those of the Company and to the oil and gas industry in general.

    OFFSHORE PRODUCTION. Offshore oil and gas operations are subject to regulations of the United States Department of the Interior, the Department of Transportation, the United States Environmental Protection Agency ('EPA') and certain state agencies. In particular, the Federal Water Pollution Act of 1972, as amended ('FWPCA'), imposes strict controls on the discharge of oil and its derivatives into navigable waters. The FWPCA provides for civil and criminal penalties for any discharges of petroleum in reportable quantities and, along with the Oil Pollution Act of 1990 and similar state laws, imposes substantial liability for the costs of oil removal, remediation and damages.

    SOLID AND HAZARDOUS WASTE. The Company currently owns or leases, and has in the past owned or leased, numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by the Company. State and federal laws applicable to oil and gas wastes and properties have gradually become more strict. Under these new laws, the Company has been, and in the future could be, required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

    The Company generates hazardous and nonhazardous wastes that are subject to the federal Resource Conservation and Recovery Act and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, it is anticipated that additional wastes (which could include certain wastes generated by the Company's oil and gas operations) will in the future be designated as 'hazardous wastes,' which are subject to more rigorous and costly disposal requirements. In response to the changing regulatory environment, the Company has made certain changes in its operations and disposal practices. For example, the Company has commenced remediation of sites or replacement of facilities where its wastes have previously been disposed.

    SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA'), also known as the 'superfund' law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a 'hazardous substance' into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in responses to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of 'hazardous substances.' The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

    The Company has been identified as one of over 250 potentially responsible parties ('PRPs') at a superfund site in Los Angeles County, California. The site was operated by a third party as a waste disposal facility from 1948 until 1983. The EPA is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In 1989 the EPA and a group of the PRPs entered into a consent decree covering the site monitoring and leachate control phase of remediation. The Company is a member of the group that is responsible for carrying out this first phase of work, which is expected to be completed in five to eight years. The maximum liability of the group, which is joint and several for each member of the group, for the first phase is $37.0 million, of which the Company's share is expected to be approximately $2.4 million ($1.3 million after recoveries from working interest participants in the unit at which the wastes were generated) payable over the period that the phase one work is performed. The EPA and a group of PRPs of which the Company is a member have also entered into a subsequent consent decree (which has not yet been finally entered by the court) with respect to the second phase of work (gas control). The liability of this group has not been capped, but is estimated to be $130 million. The Company's share of costs for this phase, however, is expected to be approximately of the same magnitude as that of the first phase because more parties are involved in the settlement. The Company has provided for costs with respect to the first two phases, but it cannot currently estimate the cost of any subsequent phases of work which may be required by the EPA.

    In 1989, Adobe received requests from the EPA for information pursuant to
Section 104(e) of CERCLA with respect to the D. L. Mud and Gulf Coast Vacuum Services superfund sites located in Abbeville, Louisiana. The EPA has issued its record of decision at the Gulf Coast Site and on February 9, 1993 the EPA issued to all PRPs at the site a settlement order pursuant to Section 122 of CERCLA. Earlier, an emergency order pursuant to Section 106 of CERCLA was issued on December 11, 1992, for purposes of containment due to the Louisiana rainy season. On December 15, 1993 the Company entered into a cost-sharing agreement with other PRPs to participate in the final remediation of the Gulf Coast site which is presently estimated to cost $15.0 million. The Company's share of the remediation is approximately $600,000 and reflects its proportionate share of the orphans' shares of this site. With respect to the D.L. Mud site, a former site owner has already conducted remedial activities at the site under a state agency agreement. To date the Company has not been requested to share in the remediation costs. The extent, if any, of any further necessary remedial activity at and the prospective PRPs and the Company's financial obligations for, the D. L. Mud Site has not been finally determined.

    The Company has received a request for information from the EPA regarding the Lee Acres Landfill CERCLA site in New Mexico. The Company advised the EPA that it was not able to locate any information indicating that it had used that facility. The Company is investigating its potential connection, if any, to this facility and is not able to estimate its share of costs, if any, for the site at this time.

    AIR EMISSIONS. The operations of the Company, including most of its operations in the San Joaquin Valley, are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, the 1990 Clean Air Act amendments will impose additional requirements that may affect the Company's operations, including permitting of existing sources and control of hazardous air pollutants. However, it is impossible to predict accurately the effects, if any, of the Clean Air Act Amendments on the Company at this time. The Company has been and may in the future be subject to administrative enforcement actions for failure to comply strictly with air regulations or permits. These administrative actions are generally resolved by payment of a monetary penalty and correction of any identified deficiencies. Alternatively, regulatory agencies may require the Company to forego construction or operation of certain air emission sources.

    OTHER. The Company is subject to the requirements of the federal Occupational Safety and Health Act ('OSHA') and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes (such as California Proposition 65) require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. The Company's facilities in California are also subject to California Proposition 65, which was adopted in 1986 to address discharges and releases of, or exposures to, toxic chemicals in the environment. Proposition 65 makes it illegal to knowingly discharge a listed chemical if the chemical will pass (or probably will pass) into any source of drinking water. It also prohibits companies from knowingly and intentionally exposing any individual to such chemicals through ingestion, inhalation or other exposure pathways without first giving a clear and reasonable warning.

    Although generally less stringent, the Company's foreign operations are subject to similar foreign laws respecting environmental and worker safety matters.

  INSURANCE COVERAGE MAINTAINED WITH RESPECT TO OPERATIONS

    The Company maintains insurance policies covering its operations in amounts and areas of coverage normal for a company of its size in the oil and gas exploration and production industry. These coverages include, but are not limited to, workers' compensation, employers' liability, automotive liability and general liability. In addition, an umbrella liability and operator's extra expense policies are maintained. All such insurance is subject to normal deductible levels. The Company does not insure against all risks associated with its business either because insurance is not available or because it has elected not to insure due to prohibitive premium costs.

  EMPLOYEES

    As of December 31, 1993, the Company had approximately 777 employees, 210 of whom were covered by a collective bargaining agreement which expires on January 31, 1996. The Company believes that its relations with its employees are satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

    The Company, its subsidiaries and other related companies are named defendants in several lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. For a description of certain proceedings in which the Company is involved, see Items 1 and 2 ' Business and Properties -- Other Business Matters -- Environmental Regulation' and Notes 12 and 13 to the Consolidated Financial Statements. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF SANTA FE

    Listed below are the names, ages (as of January 1, 1994) and positions of all executive officers of Santa Fe (excluding executive officers who are also directors of Santa Fe) and their business experience during the past five years. Unless otherwise stated, all offices were held with Santa Fe Energy Company prior to its merger with Santa Fe. Each executive officer holds office until his successor is elected or appointed or until his earlier death, resignation or removal.

    HUGH L BOYT, 48 Senior Vice President -- Production since March 1, 1990. From 1989 until March 1990, Mr. Boyt served as Corporate Production Manager. From 1983, when Mr. Boyt joined Santa Fe, until 1989 he served as District Production Manager -- Permian Basin.

    JERRY L BRIDWELL, 50 Senior Vice President -- Exploration and Land since 1986. Mr. Bridwell served in various other capacities, including Vice President -- Exploration, Central Division, since joining Santa Fe in 1974.

    KEITH P. HENSLER, 62 Senior Vice President -- Marketing since January, 1990. From 1980 when Mr. Hensler joined Santa Fe, until January 1990, he served as Vice President -- Marketing. Mr. Hensler is also Senior Vice President of Energy Products.

    RICHARD B. BONNEVILLE, 51 Vice President -- Planning and Administration since 1988. Prior to such time Mr. Bonneville served as Secretary of SFP.

    E. EVERETT DESCHNER, 53 Vice President -- Reservoir Engineering and Evaluation since April 1990. From 1982, when Mr. Deschner joined Santa Fe, until 1990, he served as Manager -- Engineering and Evaluation.

    C. ED HALL, 51 Vice President -- Public Affairs since March 1991. Prior to such time Mr. Hall served as Director -- Public Affairs since joining Santa Fe in 1984.

    CHARLES G. HAIN, JR., 47 Vice President -- Employee Relations since 1988. From 1981, when Mr. Hain joined Santa Fe, until 1988, Mr. Hain served as Director -- Employee Relations.

    DAVID L HICKS, 44 Vice President -- Law and General Counsel since March 1991. From 1988 until March 1991 Mr. Hicks was General Counsel and prior to that time was General Attorney for SFP.

    MICHAEL J. ROSINSKI, 48 Vice President and Chief Financial Officer since September 1992. Prior to joining Santa Fe, Mr. Rosinski was with Tenneco Inc. and its subsidiaries for 24 years. From 1988 until 1990 he served as Deputy Project Executive for the Colombian Crude Oil Pipeline Project and from 1990 until August 1992 he was Executive Director of Investor Relations. Mr. Rosinski is also a director of Hadson Corporation.

    JOHN R. WOMACK, 55 Vice President -- Business Development since 1987. From 1982, when Mr. Womack joined Santa Fe, until 1987, Mr. Womack served as Vice President -- Land.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    Santa Fe's common stock is listed on the New York Stock Exchange and trades under the symbol SFR. The following table sets forth information as to the last sales price per share of Santa Fe's common stock as quoted on the Consolidated Tape System and cash dividends paid per share for each calendar quarter in 1992 and 1993.

[CAPTION]
                                                         CASH
                                        LOW    HIGH    DIVIDENDS
[S]                                     [C]    [C]     [C]
1992
    1st Quarter----------------------    7     9 3/8      0.04
    2nd Quarter----------------------   7 7/8  9 1/4      0.04
    3rd Quarter----------------------   7 7/8  9 7/8      0.04
    4th Quarter----------------------   7 3/4  9 7/8      0.04
1993
    1st Quarter----------------------   7 3/4    11       0.04
    2nd Quarter----------------------   9 5/8  11 7/8     0.04
    3rd Quarter----------------------   9 1/8  10 5/8     0.04
    4th Quarter----------------------   8 3/8  10 7/8    --

    As discussed in Items 1 and 2, Business and Properties -- Corporate Restructuring Program, the Company has eliminated the payment of its $0.04 per share quarterly dividend on its common stock. The determination of the amount of future cash dividends, if any, to be declared and paid is in the sole discretion of Santa Fe's board of directors and will depend on dividend requirements with respect to the Company's convertible preferred stock, the Company's financial condition, earnings and funds from operations, the level of its capital and exploration expenditures, dividend restrictions in its financing agreements, its future business prospects and other matters as the Company's board of directors deems relevant. For a discussion of certain restrictions on Santa Fe's ability to pay dividends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing Activities.

    At December 31, 1993 the Company had approximately 59,100 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
                                                       YEAR ENDED DECEMBER 31,
                                          1993      1992(B)      1991       1990       1989
                                              (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)
SELECTED FINANCIAL DATA
  INCOME STATEMENT DATA:
    Revenues-------------------------       436.9      427.5       379.8      382.9      322.9
    Operating expenses
        Production and operating-----       163.8      153.4       134.6      135.5      107.1
        Oil and gas systems and
          pipelines------------------         4.2        3.2      --         --         --
        Exploration, including dry
          hole costs-----------------        31.0       25.5        18.7       21.0       19.4
        Depletion, depreciation and
          amortization---------------       152.7      146.3       106.6      105.2       99.4
        Impairment of oil and gas
          properties-----------------        99.3      --         --            1.4        1.1
        General and
          administrative-------------        32.3       30.9        27.8       25.6       28.6
        Taxes (other than income)----        27.3       24.3        27.2       22.0       22.3
        Restructuring charges(a)-----        38.6      --         --         --         --
        Loss (gain) on disposition of
          oil and gas properties-----         0.7      (13.6)        0.5        2.8       (0.5)
            Total operating
              expenses---------------       549.9      370.0       315.4      313.5      277.4
    Income (loss) from Operations----      (113.0)      57.5        64.4       69.4       45.5
        Other income (expense)-------        (4.8)     (10.0)        5.6       (0.3)      18.2
        Interest income--------------         9.1        2.3         2.3        5.2        4.3
        Interest expense-------------       (45.8)     (55.6)      (47.3)     (57.1)     (30.5)
        Interest capitalized---------         4.3        4.9         7.7       10.6       13.8
    Income (loss) before income taxes
      and cumulative effect of
      accounting charge--------------      (150.2)      (0.9)       32.7       27.8       51.3
        Income taxes benefit
          (expense)------------------        73.1       (0.5)      (14.2)     (10.8)     (26.0)
    Income (loss) before cumulative
      effect of accounting change----       (77.1)      (1.4)       18.5       17.0       25.3
    Cumulative effect of accounting
      change-------------------------      --          --         --         --           24.5
    Net income (loss)----------------       (77.1)      (1.4)       18.5       17.0       49.8
    Preferred dividend
      requirement--------------------        (7.0)      (4.3)     --         --         --
    Earnings (loss) attributable to
      common stock-------------------       (84.1)      (5.7)       18.5       17.0       49.8
    Per share data (in dollars):
        Income (loss) before
          cumulative effect of
          accounting change----------                                                     0.48
        Cumulative effect of change
          in accounting for income
          taxes----------------------                                                     0.47
        Earnings (loss) to common
          stock----------------------       (0.94)     (0.07)       0.29       0.28       0.95
        Weighted average number of
          shares outstanding (in
          millions)------------------        89.7       79.0        63.8       61.7       52.1
STATEMENT OF CASH FLOWS DATA:
    Net cash provided by operating
      activities---------------------       160.2      141.5       128.4      144.1      173.1
    Net cash used in investing
      activities---------------------       121.4       15.9       117.2      108.2       86.8
BALANCE SHEET DATA (AT PERIOD END):
    Properties and equipment, net----       832.7    1,101.8       797.4      745.0      747.6
    Total assets---------------------     1,076.9    1,337.2       911.9      911.1      881.8
    Long-term debt-------------------       405.4      492.8       440.8      417.2      124.7
    Convertible preferred stock------        80.0       80.0      --         --         --
    Shareholders' equity-------------       323.6      416.6       225.1      215.8      228.1

SELECTED OPERATING DATA:
DAILY AVERAGE PRODUCTION(C):
    Crude oil and liquids (MBbls/day)
        Domestic---------------------        60.2        58.3       54.9       52.0       50.7
        Argentina--------------------         2.4         2.4        0.6     --         --
        Indonesia--------------------         4.1         1.8     --         --         --
                                             66.7        62.5       55.5       52.0       50.7
    Natural gas (MMcf/day)-----------       165.4       126.3       95.2      102.5       81.6
    Total production (MMBOE)---------        94.3        83.6       71.4       69.1       64.3
AVERAGE SALES PRICES:
    Crude oil and liquids ($/Bbl)
        Unhedged
            Domestic-----------------       12.70       14.38      14.07      17.90      14.11
            Argentina----------------       14.07       15.99      16.24     --         --
            Indonesia----------------       15.50       17.51     --         --         --
            Total--------------------       12.93       14.54      14.09      17.90      14.11
        Hedged-----------------------       12.93       14.96      16.16      17.34      14.11
    Natural Gas ($/Mcf)
        Unhedged---------------------        2.03        1.71       1.49       1.57       1.72
        Hedged-----------------------        1.89        1.70       1.49       1.57       1.72
PROVED RESERVES AT YEAR END(D):
    Crude oil, condensate and natural
      gas
      liquids (MMBbls)---------------       248.2       255.1      229.2      222.3      219.8
    Natural gas (Bcf)----------------       263.0       277.5      170.8      185.9      188.0
    Proved reserves (MMBOE)----------       292.0       301.5      257.7      253.3      251.1
    Proved developed reserves
      (MMBOE)------------------------       225.5       248.4      210.3      205.0      204.0
Present value of proved reserves at
  year-end
    Before income taxes--------------       567.8       915.2      602.6    1,231.4    1,090.1
    After income taxes---------------       502.4       733.5      463.6      839.4      772.8
Production costs (including related
  production, severance and ad
  valorem taxes) per BOE (in
  dollars)---------------------------        5.39        5.66       6.06       6.22       5.69

(a) Includes losses on property dispositions of $27.8 million, long-term debt repayment penalties of $8.6 million and accruals of certain personnel benefits and related costs of $2.2 million.

(b) On May 19, 1992 Adobe Resources Corporation was merged with and into the
    Company.

(c) Includes production attributable to the properties sold to Vintage (closed in November 1993) and Bridge (expected to close in April 1994). Production attributable to such properties during 1993 totaled approximately 4.1 MBbls of oil and 21.7 MMcf of natural gas per day (7.7 MBOE per day).

(d) The estimates set forth in this table for 1993 give effect to the sale by the Company of approximately 8.0 MMBOE of proved reserves to Bridge, which sale is expected to close in April 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the year ended December 31, 1993 the Company reported a loss to common shares of $84.1 million, or $0.94 per share. The loss for the year includes a $99.3 million charge for the impairment of oil and gas properties (see
' -- Results of Operations') and a $38.6 million restructuring charge (see Items 1 and 2. 'Business and Properties -- Corporate Restructuring Program'). The restructuring charge is comprised of losses on property dispositions of $27.8 million, long-term debt repayment penalties of $8.6 million and accruals for certain personnel benefits and related costs of $2.2 million. At December 31, 1993 the Company's long-term debt totalled $449.7 million, a portion of which the Company intends to refinance to reduce required debt amortization in the near-term and provide additional financial flexibility in the current low oil price environment.

GENERAL

    As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. A substantial portion of the Company's crude oil production is from long-lived fields where EOR methods are being utilized. The market price of the heavy (i.e., low gravity, high viscosity) and sour (i.e., high sulfur content) crude oils produced in these fields is lower than sweeter, light (i.e., low sulfur and low viscosity) crude oils, reflecting higher transportation and refining costs. The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for 1993 of $12.70 per barrel, compared to $16.94 per barrel for West Texas Intermediate crude oil (an industry posted price generally indicative of spot prices for sweeter light crude oil). In addition, the lifting costs of heavy crude oils are generally higher than the lifting costs of light crude oils. As a result of these narrower margins, even relatively modest changes in crude oil prices may significantly affect the Company's revenues, results of operations, cash flows and proved reserves. In addition, prolonged periods of high or low oil prices may have a material effect on the Company's financial position.

    Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries.
(See Items 1 and 2, "Business and Properties -- Current Markets for Oil and Gas"). The period since mid-1990 has included some of the largest fluctuations in oil prices in recent times, primarily due to the political unrest in the Middle East. The actual average sales price (unhedged) received by the Company ranged from a high of $23.92 per barrel in the fourth quarter of 1990 to a low of $9.83 per barrel for the two months ended February 28, 1994. The Company's average sales price for its 1993 oil production was $12.93 per barrel. Based on operating results of 1993, the Company estimates that a $1.00 per barrel increase or decrease in average sales prices would have resulted in a corresponding $21.6 million change in 1993 income from operations and a $16.2 million change in 1993 cash flow from operating activities. The Company also estimates that a $0.10 per Mcf increase or decrease in average sales prices would have resulted in a corresponding $5.8 million change in 1993 income from operations and a $4.4 million change in 1993 cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depreciation and depletion, that would result from a change in oil and natural gas prices.

    In the third quarter of 1990 the Company initiated a hedging program with respect to its sales of crude oil and in the third quarter of 1992 a similar program was initiated with respect to the Company's sales of natural gas. See Items 1 and 2. 'Business and Properties -- Current Markets for Oil and Gas.'

    During 1992 and 1993, certain significant events occurred which affect the comparability of prior periods, including the merger of Adobe with and into the Company in May 1992, the formation of the Santa Fe Energy Trust in November 1992 and implementation of the corporate restructuring program adopted in October 1993. The corporate restructuring program includes
(i) the concentration of capital spending in the Company's core operating areas,
(ii) the disposition of non-core assets, (iii) the elimination of the $0.04 per share quarterly Common Stock dividend and (iv) the recognition of $38.6 million of restructuring charges. See Note 2 to the Consolidated Financial Statements and Items 1 and 2, 'Business and Properties -- Corporate Restructuring Program.' In addition, the Company's results of operations for 1993 include a charge of $99.3 million for the impairment of oil and gas properties.

    The Company's capital program will be concentrated in three domestic core areas -- the Permian Basin in Texas and New Mexico, the offshore Gulf of Mexico and the San Joaquin Valley of California -- as well as its productive areas in Argentina and Indonesia. The domestic program includes development activities in the Delaware and Cisco-Canyon formations in west Texas and southeast New Mexico, a development drilling program for the offshore Gulf of Mexico natural gas properties and relatively low risk infill drilling in the San Joaquin Valley of California. Internationally, the program includes development of the Company's Sierra Chata discovery in Argentina with gas sales expected to commence in early 1995 and the Salawati Basin Joint Venture in Indonesia. See Items 1 and 2. 'Business and Properties -- Domestic Development Activities' and '--International Development Activities.'

    The Company's non-core asset disposition program includes the sale of its natural gas gathering and processing assets to Hadson (completed in December
1993), the sale to Vintage of certain southern California and Gulf Coast oil and gas producing properties (completed in November 1993) and the sale to Bridge of certain Mid-Continent and Rocky Mountain oil and gas producing properties and undeveloped acreage (expected to be completed during April 1994). See Items 1 and 2. 'Business and Properties -- Corporate Restructuring Program' for a description of the transactions with Hadson, Vintage and Bridge. In the first quarter of 1994, the Company sold the remaining 575,000 Depositary Units which it held in Santa Fe Energy Trust (the 'Trust') for $11.3 million and its interest in certain other oil and gas properties for $8.3 million. As a result of the Vintage and Bridge dispositions, the Company has sold properties having combined production during 1993 of 4.1 MBbls per day of oil and 21.7 MMcf per day of natural gas and estimated proved reserves of approximately 16.7 MMBOE.

    The restructuring program also includes an evaluation of the Company's capital and cost structures to examine ways to increase flexibility and strengthen the Company's financial performance. In this respect, in 1994 the Company intends to refinance a portion of its existing long-term debt and is currently evaluating a combination of debt and equity financing arrangements with which to effect the refinancing.

    In May, 1992, Adobe, an oil and gas exploration and production company, was merged with and into the Company. The acquisition was accounted for as a purchase and the results of operations of the properties acquired are included in the Company's results of operations effective June 1, 1992. Pursuant to the Adobe Merger, the Company issued 5,000,000 shares of its convertible preferred stock and assumed approximately $175.0 million of long-term debt and other liabilities. Pursuant to the Adobe Merger, the Company also acquired Adobe's proved reserves and inventory of undeveloped acreage. As of December 31, 1991, Adobe's estimated proved reserves totaled approximately 53.2 MMBOE (net of 6.9 MMBOE attributable to Adobe's ownership in certain gas plants), of which approximately 58% was natural gas (approximately 66% of Adobe's estimated domestic proved reserves were natural gas). Approximately 72% of the discounted future net cash flow of Adobe's estimated domestic proved reserves was concentrated in three areas of operation -- offshore Gulf of Mexico, onshore Louisiana and in the Spraberry Trend in west Texas. In addition, Adobe's international operations consisted of certain production sharing arrangements in Indonesia, in respect of which approximately 6.0 MMBOE of estimated proved reserves had been attributed to Adobe's interest as of December 31, 1991. The location of the Adobe Properties enhanced the Company's existing domestic operations and added significant operations to the Company's international program.

    In November 1992, 5,725,000 Depositary Units consisting of interests in the Trust were sold in a public offering. After payment of certain costs and expenses, the Company received $70.1 million and 575,000 Depositary Units. For any calendar quarter ending on or prior to December 21, 2002, the Trust will receive additional royalty payments to the extent necessary to distribute $0.40 per Depositary Unit per quarter. The source of such payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. The aggregate amount of such payments will be limited to $20.0 million on a revolving basis. The Company was required to make an additional royalty payment of $362,000 with respect to the distribution made by the Trust for operations during the quarter ended December 31, 1993. Based upon current prices, the Company believes that a support payment will be required for the quarter ending March 31, 1994, the amount of which has not been determined. See Items 1 and 2. 'Business and Properties -- Santa Fe Energy Trust.'

RESULTS OF OPERATIONS

    The following table sets forth, on the basis of the BOE produced by the Company during the applicable annual period, certain of the Companys costs and expenses for each of the three years ended December 31, 1993.

                                            1993       1992       1991
Production and operating costs per
BOE (a)------------------------------  $    4.76  $    5.02  $    5.17
Exploration, including dry hole costs
  per BOE----------------------------       0.90       0.84       0.72
Depletion, depreciation and
  amortization per BOE---------------       4.44       4.79       4.09
General and administrative costs per
  BOE--------------------------------       0.94       1.01       1.07
Taxes other than income per BOE
  (b)--------------------------------       0.79       0.80       1.05
Interest, net, per BOE (c)-----------       0.94       1.58       1.43

  (a) Excluding related production, severance and ad valorem taxes.

  (b) Includes production, severance and ad valorem taxes.

  (c) Reflects interest expense less amounts capitalized and interest income.

  1993 COMPARED WITH 1992

    Total revenues increased approximately 2% from $427.5 million in 1992 to $436.9 million in 1993 principally due to an increase in oil and natural gas production offset by a decline in average oil prices. Average daily oil production increased 7% from 62.5 MBbls in 1992 to 66.7 MBbls in 1993, principally due to increased domestic and Indonesian production. The average price realized per Bbl of oil during 1993 was $12.93, a decrease of 14% versus the average price of $14.96 in 1992. Natural gas production increased 31% from
126.3 MMcf per day in 1992 to 165.4 MMcf per day in 1993, primarily reflecting the effect of a full year's production from the Adobe Properties. Average natural gas prices realized increased approximately 11% from $1.70 per Mcf in 1992 to $1.89 per Mcf in 1993.

    Production and operating costs increased $10.4 million in 1993, primarily reflecting the effect of a full year's costs for the Adobe Properties; however, on a BOE basis such costs declined from $5.02 per barrel in 1992 to $4.76 per barrel in 1993. Exploration costs were $5.5 million higher than in 1992 primarily reflecting higher geological and geophysical costs and higher dry hole costs. Depletion, depreciation and amortization ('DD&A') increased $6.4 million in 1993 primarily reflecting a full year's expense on Adobe Properties partially offset by reduced amortization rates with respect to certain unproved properties. DD&A for 1993 includes $12.1 million with respect to the properties sold to Vintage and Bridge. On a BOE basis, DD&A decreased by $0.35 per Bbl, from $4.79 to $4.44 per Bbl. General and administrative costs increased $1.4 million principally due to a $1.8 million charge related to the adoption of Statement of Financial Standards No. 112 -- 'Employer's Accounting for Postemployment Benefits'. Taxes (other than income) increased by $3.0 million in 1993 primarily reflecting the effect of the Adobe Properties.

    Costs and expenses for 1993 also include $99.3 million in impairments of oil and gas properties and $38.6 million in restructuring charges. The Company estimates the impairments taken in 1993 will result in a reduction of DD&A in 1994 of approximately $20.0 million. The restructuring charges include losses on property dispositions of $27.8 million, long-term debt repayment penalties of $8.6 million and accruals of certain personnel benefits and related costs of $2.2 million. In connection with the property dispositions effected during 1993 (See '-- Liquidity and Capital Resources'), the Company sold properties having combined production during 1993 of 4.1 MBbls per day of oil and 21.7 MMcf per day of natural gas and combined estimated proved reserves of approximately 16.7 MMBOE. The Company's income from operations for 1993 includes $8.5 million with respect to such operations.

    Interest income in 1993 includes $6.8 million related to a $10 million refund received as a result of the completion of the audit of the Company's federal income tax returns for 1971 through 1980. The decrease in interest expenses during 1993 reflects a decrease in the Company's debt outstanding and a $5.7 million credit related to a revision to a tax sharing agreement with the Company's former parent. Other income and expenses of 1993 includes a $4.0 million charge related to the accrual of a contingent loss with respect to the operations of a former affiliate of Adobe.

  1992 COMPARED WITH 1991

    Total revenues increased approximately 13% from $379.8 million in 1991 to $427.5 million in 1992 principally due to an increase of approximately $53.2 million attributable to production from properties acquired in the Adobe Merger and an increase of approximately $10.7 million and $10.2 million in revenues from the Company's domestic and Argentine properties, respectively, offset in part by a decline of $32.0 million in crude oil hedging revenues. Oil production increased 13% from 55.5 MBbls per day in 1991 to 62.5 MBbls per day in 1992, reflecting a 3.4 MBbl per day increase in domestic oil production and a 3.6 MBbl per day increase in production in Argentina and Indonesia. The average price realized per barrel of oil during 1992 decreased to $14.96, a decrease of 7% versus the average price of $16.16 in 1991, primarily reflecting a $32.0 million decrease in hedging revenues. Natural gas production increased 33% from 95.2 MMcf per day in 1991 to 126.3 MMcf per day in 1992 as a result of properties acquired in the Adobe Merger. Average natural gas prices realized increased approximately 14% from $1.49 per Mcf in 1991 to $1.70 per Mcf in 1992.

    Total operating expenses of the Company increased $54.6 million from $315.4 million in 1991 to $370.0 million in 1992 primarily reflecting costs associated with the Adobe Merger. Production and operating costs in 1992 were $18.8 million higher than in 1991, primarily reflecting costs related to the Adobe Properties and increased fuel costs associated with the Company's EOR projects. On a BOE basis, production and operating costs declined from $5.17 per barrel in 1991 to $5.02 per barrel in 1992, primarily reflecting the lower cost structure of the Adobe Properties. Exploration costs were $6.8 million higher than in 1991 primarily reflecting higher geological and geophysical costs with respect to foreign projects. Depletion, depreciation and amortization costs were $39.7 million higher in 1992 due to the acquisition of the Adobe Properties and, to a lesser extent, adjustments to oil and gas reserves with respect to certain producing properties. General and administrative costs increased $3.1 million principally due to a $1.2 million charge related to certain stock awards which fully vested upon consummation of the Adobe Merger and certain other merger-related costs. Taxes (other than income) decreased by $2.9 million in 1992, as a result of lower accruals with respect to property taxes. The $13.6 million gain on the disposition of properties in 1992 primarily relates to the sale of certain royalty interest properties, in which the Company had no remaining financial basis.

    The increase in interest expense during 1992 reflects the increase in debt as a result of the Adobe Merger. Other income and expenses for 1992 includes a $10.9 million charge for costs incurred by Adobe in connection with the Adobe Merger and paid by Santa Fe.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has generally funded capital and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities totaled $160.2 million in 1993, $141.5 million in 1992 and $128.4 million in 1991; net cash used in investing activities in such periods totaled $121.4 million, $15.9 million and $117.2 million, respectively.

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices realized therefor. Crude oil and natural gas are depleting assets. Unless the Company replaces over the long term the oil and natural gas produced from the Company's properties, the Company's assets will be depleted over time and its ability to service and incur debt at constant or declining prices will be reduced. The Company's cash flow from operations for 1993 reflects an average sales price (unhedged) for the Company's 1993 oil production of $12.93 per barrel. For the two months ended February 28, 1994, the average sales price (unhedged) for the Company's 1994 oil production was $9.83 per barrel. If such lower oil prices prevail throughout 1994, the Company's cash flow from operating activities for 1994 will be significantly lower than that for 1993.

    In October 1993, the Company's Board of Directors adopted a broad corporate restructuring program that focuses on the concentration of capital spending in core areas and the disposition of non-core assets. The Company's asset disposition program adopted in connection with the 1993 restructuring program has been substantially completed by the asset sales to Hadson, Vintage and Bridge (expected to close in April 1994), the sale of the 575,000 Depositary Units in the Trust and the sale of its interest in certain other oil and gas properties. As a result of such sales, the Company sold a total of 16.7 MMBOE of proved reserves and undeveloped acreage for a total of approximately $111.0 million, and sold certain gas gathering and processing facilities for Hadson securities.

    As a part of the 1993 restructuring program, the Company eliminated its $0.04 per share quarterly dividend on its Common Stock and announced that it might spend up to $240 million in 1994 on an accelerated capital program. However, as a result of the depressed crude oil prices that have prevailed since November 1993, the Company, consistent with industry practice, is considering deferring some of its capital projects in order to prudently manage its cash flow available in the near term. Based on current market conditions, the Company estimates that 1994 capital expenditures may total between $100 million and $160 million, with the actual amount to be determined by the Company based upon numerous factors outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor.

    The Company is a party to several long-term and short-term credit agreements which restrict the Company's ability to take certain actions, including covenants that restrict the Company's ability to incur additional indebtedness and to pay dividends on its capital stock. For a description of such existing credit agreements, see Note 7 to the Consolidated Financial Statements.

    Effective March 16, 1994, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Bank Facility") which consists of a five year secured revolving credit agreement maturing December 31, 1998 ("Facility A") and and a three year unsecured revolving credit facility maturing December 31, 1996 ("Facility B"). The aggregate borrowing limits under the terms of the Bank Facility are $125.0 million (up to $90.0 million under Facility A and up to $35.0 million under Facility B). Under certain circumstances, the aggregate borrowing limits under the terms of the Bank Facility may be increased to $175.0 million (up to $90.0 million under Facility A and up to $85.0 million under Facility B). Interest rates under the Bank Facility are tied to LIBOR or the bank's prime rate with the actual interest rate reflecting certain ratios based upon the Company's ability to repay its outstanding debt and the value and projected timing of production of the Company's oil and gas reserves. These and other similar ratios will also affect the Company's ability to borrow under the Bank Facility and the timing and amount of any required repayments and corresponding commitment reductions. The Bank Facility replaces the Revolving and Term Credit Agreement discussed in Note 7 to the Consolidated Financial Statements.

EFFECTS OF INFLATION

    Inflation during the three years ended December 31, 1993 has had little effect on the Company's capital costs and results of operations.

ENVIRONMENTAL MATTERS

    Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See also, Items 1 and 2. 'Business and Properties -- Other Business Matters -- Environmental Regulation' and Note 12 to the Consolidated Financial Statements.

DIVIDENDS

    Dividends on the Company's convertible preferred stock are cumulative at an annual rate of $1.40 per share. No dividends may be declared or paid with respect to the Company's common stock if any dividends with respect to the convertible preferred stock are in arrears. As described elsewhere herein, the Company has eliminated the payment of its $0.04 per share quarterly dividend on its common stock. The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is in the sole discretion of the Company's Board of Directors and will depend on dividend requirements with respect to the convertible preferred stock, the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                        PAGE
Audited Financial Statements
        Report of Independent
       Accountants-------------------    31
        Consolidated Statement of
        Operations for the years
        ended December 31, 1993, 1992
        and 1991---------------------    32
        Consolidated Balance Sheet --
       December 31, 1993 and 1992----    33
        Consolidated Statement of
        Cash Flows for the years
        ended December 31, 1993, 1992
        and 1991---------------------    34
        Consolidated Statement of
        Shareholders' Equity for the
        years ended December 31,
        1993, 1992 and 1991----------    35
        Notes to Consolidated
       Financial Statements----------    36
Unaudited Financial Information
        Supplemental Information to
       the Consolidated Financial
       Statements--------------------    55
Financial Statement Schedules:

        Schedule V --Property, Plant and Equipment------    65
        Schedule VI --Accumulated Depreciation, Depletion
                   and Amortization of Property Plant
                     and Equipment----------------------    66
        Schedule   --Valuation and Qualifying
        VIII         Accounts---------------------------    67
        Schedule IX --Short Term Borrowings--------------   68
                   --Supplementary Income Statement
        Schedule X   Information------------------------    69

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Company's Notice of Annual Meeting and Proxy Statement dated March 21, 1994, which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this report:

                                        PAGE
        1.  Financial Statements: Report of Independent
                Accountants--------------------------------------- 31

            Consolidated Statement of Operations for the years
                ended December 31, 1993, 1992 and 1991------------ 32

            Consolidated Balance Sheet -- December 31, 1993
                and 1992------------------------------------------ 33

            Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991---------------- 34

            Consolidated Statement of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991------ 35

            Notes to Consolidated Financial Statements------------ 36

        2.  Financial Statement
            Schedules:
            Schedule   V -- Property, Plant and Equipment--------- 65
            Schedule  VI -- Accumulated Depreciation, Depletion
                                and Amortization of Property,
                                Plant and Equipment---------------- 66
            Schedule  VIII -- Valuation and Qualifying Accounts---- 67
            Schedule  IX -- Short Term Borrowings------------------ 68
            Schedule  X -- Supplementary Income Statement
                                Information------------------------ 69
           All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to financial statements.

       3.  Exhibits:

           See Index to Exhibits on page 70 for a description of the exhibits filed as a part of this report.

    (b)  Reports on Form 8-K

[CAPTION]
          DATE               ITEM
    February 8, 1994          5

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Santa Fe Energy Resources, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 30 present fairly, in all material respects, the financial position of Santa Fe Energy Resources, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE

Houston, Texas
February 18, 1994

                        SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED DECEMBER 31,
                                           1993       1992       1991
Revenues
    Crude oil and liquids------------  $   307.3  $   333.6  $   320.3
    Natural gas----------------------      107.8       74.8       47.9
    Natural gas systems--------------        8.2        7.3     --
    Crude oil marketing and
      trading------------------------        9.9        5.9        7.2
    Other----------------------------        3.7        5.9        4.4
                                           436.9      427.5      379.8
Costs and Expenses
    Production and operating---------      163.8      153.4      134.6
    Oil and gas systems and
      pipelines----------------------        4.2        3.2     --
    Exploration, including dry hole
      costs--------------------------       31.0       25.5       18.7
    Depletion, depreciation and
      amortization-------------------      152.7      146.3      106.6
    Impairment of oil and gas
      properties---------------------       99.3     --         --
    General and administrative-------       32.3       30.9       27.8
    Taxes (other than income)--------       27.3       24.3       27.2
    Restructuring charges------------       38.6     --         --
    Loss (gain) on disposition of oil
      and gas properties-------------        0.7      (13.6)       0.5
                                           549.9      370.0      315.4
Income (Loss) from Operations--------     (113.0)      57.5       64.4
    Interest income------------------        9.1        2.3        2.3
    Interest expense-----------------      (45.8)     (55.6)     (47.3)
    Interest capitalized-------------        4.3        4.9        7.7
    Other income (expense)-----------       (4.8)     (10.0)       5.6
Income (Loss) Before Income Taxes----     (150.2)      (0.9)      32.7
    Income taxes---------------------       73.1       (0.5)     (14.2)
Net Income (Loss)--------------------      (77.1)      (1.4)      18.5
Preferred dividend requirement-------       (7.0)      (4.3)    --
Earnings (Loss) Attributable to
  Common Shares----------------------  $   (84.1) $    (5.7) $    18.5
Earnings (Loss) Attributable to
  Common Shares Per Share------------  $   (0.94) $   (0.07) $    0.29
Weighted Average Number of Shares
  Outstanding (in millions)----------       89.7       79.0       63.8

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                              DECEMBER 31,
                                              1993          1992
               ASSETS
Current Assets
    Cash and cash equivalents--------  $        4.8  $       83.8
    Accounts receivable--------------          87.4          90.0
    Income tax refund receivable-----       --               16.2
    Inventories----------------------           8.7           4.8
    Assets held for sale-------------          59.5       --
    Other current assets-------------          12.2          10.6
                                              172.6         205.4
Investment in Hadson Corporation-----          56.2       --
Properties and Equipment, at cost
    Oil and gas (on the basis of
      successful efforts
      accounting)--------------------       2,064.3       2,330.9
    Other----------------------------          27.3          26.8
                                            2,091.6       2,357.7
    Accumulated depletion,
      depreciation, amortization and
      impairment---------------------      (1,258.9)     (1,255.9)
                                              832.7       1,101.8
Other Assets
    Receivable under gas balancing
      arrangements-------------------           3.9           7.7
    Other----------------------------          11.5          22.3
                                               15.4          30.0
                                       $    1,076.9  $    1,337.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable-----------------  $       93.5  $       90.9
    Interest payable-----------------          10.2          11.0
    Current portion of long-term
      debt---------------------------          44.3          53.4
    Other current liabilities--------          18.1          17.1
                                              166.1         172.4
Long-Term Debt-----------------------         405.4         492.8
Deferred Revenues--------------------           8.6          13.0
Other Long-Term Obligations----------          48.8          43.4
Deferred Income Taxes----------------          44.4         119.0
Commitments and Contingencies (Note
  12)--------------------------------       --                 --
Convertible Preferred Stock, $0.01
  par value, 5.0 million shares
  authorized, issued and
  outstanding------------------------          80.0          80.0
Shareholders' Equity
    Preferred stock, $0.01 par value,
      45.0 million shares authorized,
      none issued--------------------       --                 --
    Common stock, $0.01 par value,
      200.0 million shares
      authorized---------------------           0.9           0.9
    Paid-in capital------------------         496.9         494.3
    Unamortized restricted stock
      awards-------------------------          (0.1)         (0.4)
    Accumulated deficit--------------        (173.8)        (78.0)
    Foreign currency translation
      adjustment---------------------          (0.3)         (0.2)
                                              323.6         416.6
                                       $    1,076.9  $    1,337.2

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                            YEAR ENDED DECEMBER 31,
                                          1993        1992        1991
Operating Activities:
    Net income (loss)----------------  $    (77.1) $     (1.4) $     18.5
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
        Depletion, depreciation and
          amortization---------------       152.7       146.3       106.6
        Impairment of oil and gas
          properties-----------------        99.3          --          --
        Restructuring charges--------        27.8          --          --
        Deferred income taxes--------       (71.9)       (6.3)        1.5
        Net loss (gain) on
          disposition of
          properties-----------------         0.7       (13.6)       (5.5)
        Exploratory dry hole
          costs----------------------         8.9         4.7         3.8
        Expenses related to
          acquisition of Adobe
          Resources Corporation------          --        10.9          --
        Other------------------------         4.2         2.0         0.3
    Changes in operating assets and
      liabilities:
        Decrease (increase) in
          accounts receivable--------        12.4        (8.3)       23.6
        Decrease (increase) in
          inventories----------------        (3.8)        0.3         5.6
        Increase (decrease) in
          accounts payable-----------        (2.6)        5.9       (24.9)
        Increase (decrease) in
          interest payable-----------        (0.8)        0.4         0.2
        Decrease in income taxes
          payable--------------------        (0.6)       (0.4)       (3.6)
        Net change in other assets
          and liabilities------------        11.0         1.0         2.3
Net Cash Provided by Operating
  Activities-------------------------       160.2       141.5       128.4
Investing Activities:
    Capital expenditures, including
      exploratory dry hole costs-----      (127.0)      (76.8)     (108.1)
    Acquisitions of producing
      properties, net of related
      debt---------------------------        (4.4)      (14.2)      (28.5)
    Acquisition of Adobe Resources
      Corporation--------------------          --       (11.9)         --
    Acquisition of Santa Fe Energy
      Partners, L.P.-----------------       (28.3)         --          --
    Net proceeds from sales of
      properties---------------------        39.9        89.1        22.1
    Increase in partnership interest
      due to reinvestment------------        (1.6)       (2.1)       (2.7)
Net Cash Used in Investing
  Activities-------------------------      (121.4)      (15.9)     (117.2)
Financing Activities:
    Net change in short-term debt----          --        (4.6)       (4.2)
    Proceeds from long-term
      borrowings---------------------          --         5.0          --
    Principal payments on long-term
      borrowings---------------------       (41.5)      (55.5)      (16.3)
    Net change in revolving credit
      agreement----------------------       (55.0)         --          --
    Cash dividends paid to others----       (21.3)      (14.9)      (10.2)
Net Cash Used in Financing
  Activities-------------------------      (117.8)      (70.0)      (30.7)
Net Increase (Decrease) in Cash and
  Cash Equivalents-------------------       (79.0)       55.6       (19.5)
Cash and Cash Equivalents at
  Beginning of Year------------------        83.8        28.2        47.7
Cash and Cash Equivalents at End of
  Year-------------------------------  $      4.8  $     83.8  $     28.2

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (SHARES AND DOLLARS IN MILLIONS)
                                                                                                FOREIGN
                                                                   UNAMORTIZED                  CURRENCY
                                                                   RESTRICTED                   TRANSLA-        TOTAL
                                        COMMON STOCK     PAID-IN      STOCK      ACCUMULATED      TION      SHAREHOLDERS'
                                       SHARES   AMOUNT   CAPITAL     AWARDS        DEFICIT     ADJUSTMENT      EQUITY
Balance at December 31, 1990---------    63.8    $0.6    $ 282.4     $--          $   (67.2)     $--           $ 215.8
  Net income-------------------------    --      --        --         --               18.5       --              18.5
  Issuance of common stock-----------     0.3    --          2.5        (1.4)        --           --               1.1
  Dividends declared-----------------    --      --        --         --              (10.3)      --             (10.3)
Balance at December 31, 1991---------    64.1     0.6      284.9        (1.4)         (59.0)      --             225.1
  Issuance of common stock
    Acquisition of Adobe
     Resources Corporation-----------    24.9     0.3      205.3      --             --           --             205.6
    Employee stock compensation and
     savings plans-------------------     0.5    --          4.1        (0.5)        --           --               3.6
  Amortization of restricted stock
   awards----------------------------    --      --        --            1.5         --           --               1.5
  Foreign currency translation
   adjustments-----------------------    --      --        --         --             --            (0.2)          (0.2)
  Net loss---------------------------    --      --        --         --               (1.4)      --              (1.4)
  Dividends declared-----------------    --      --        --         --              (17.6)      --             (17.6)
Balance at December 31, 1992---------    89.5     0.9      494.3        (0.4)         (78.0)       (0.2)         416.6
  Issuance of common stock
    Employee stock compensation and
     savings plans-------------------     0.3    --          2.6        (0.1)]       --           --               2.5
  Amortization of restricted
   stock awards----------------------    --      --        --            0.4         --           --               0.4
  Pension liability adjustment-------    --      --        --         --               (0.9)      --              (0.9)
  Foreign currency transaction
   adjustments-----------------------    --      --        --         --             --            (0.1)          (0.1)
  Net loss---------------------------    --      --        --         --              (77.1)      --             (77.1)
  Dividends declared-----------------    --      --        --         --              (17.8)      --             (17.8)
Balance December 31, 1993------------    89.8    $0.9    $ 496.9     $  (0.1)     $  (173.8)     $ (0.3)       $ 323.6

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Santa Fe Energy Resources, Inc. ('Santa Fe' or the 'Company') and its subsidiaries include the accounts of all wholly owned subsidiaries. The accounts of Santa Fe Energy Partners, L.P., (the 'Partnership') are included on a proportional basis until September 1993 when Santa Fe purchased all the Partnership's outstanding Depositary Units and undeposited LP Units other than those units held by Santa Fe and its affiliates.

    On September 27, 1993 the Company exercised its right under the Agreement of Limited Partnership to purchase all of the Partnership's outstanding Depositary Units and undeposited LP Units, other than those units held by the Company and its affiliates, at a redemption price of $4.9225 per unit. Consideration for the 5,749,500 outstanding units totalled $28.3 million. The acquisition of the units has been accounted for as a purchase and the results of operations of the Partnership attributable to the units acquired is included in the Company's results of operations with effect from October 1, 1993. The purchase price has been allocated primarily to oil and gas properties.

    References herein to the 'Company' or 'Santa Fe' relate to Santa Fe Energy Resources, Inc., individually or together with its consolidated subsidiaries; references to the 'Partnership' relate to Santa Fe Energy Partners, L.P.

    All significant intercompany accounts and transactions have been eliminated. Prior years' financial statements include certain reclassifications to conform to current year's presentation.

  OIL AND GAS OPERATIONS

    The Company follows the successful efforts method of accounting for its oil and gas exploration and production activities. Costs (both tangible and intangible) of productive wells and development dry holes, as well as the cost of prospective acreage, are capitalized. The costs of drilling and equipping exploratory wells which do not find proved reserves are expensed upon determination that the well does not justify commercial development. Other exploratory costs, including geological and geophysical costs and delay rentals, are charged to expense as incurred.

    Depletion and depreciation of proved properties are computed on an individual field basis using the unit-of-production method based upon proved oil and gas reserves attributable to the field. Certain other oil and gas properties are depreciated on a straight-line basis. Individual proved properties are reviewed periodically to determine if the carrying value of the field exceeds the estimated undiscounted future net revenues from proved oil and gas reserves attributable to the field. Based on this review and the continuing evaluation of development plans, economics and other factors, if appropriate, the Company records impairments (additional depletion and depreciation) to the extent that the carrying value exceeds the estimated undiscounted future net revenues. Such impairments totaled $99.3 million in 1993 and there were none in 1992 and 1991.

    The Company provides for future abandonment and site restoration costs with respect to certain of its oil and gas properties. The Company estimates that with respect to these properties such future costs total approximately $24.7 million and such amount is being accrued over the expected life of the properties. At December 31, 1993 Accumulated Depletion, Depreciation, Amortization and Impairment includes $14.6 million with respect to such costs.

    The value of undeveloped acreage is aggregated and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized to expense over the average holding period. Additional amortization may be recognized based upon periodic assessment of prospect evaluation results. The cost of properties determined to be productive is transferred to proved

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) properties; the cost of properties determined to be nonproductive is charged to accumulated amortization.

    Maintenance and repairs are expensed as incurred; major renewals and improvements are capitalized. Gains and losses arising from sales of properties are included in income currently.

  REVENUE RECOGNITION

    Revenues from the sale of petroleum produced are generally recognized upon the passage of title, net of royalties and net profits interests. Crude oil revenues include the effect of hedging transactions; see Note 12 -- Commitments and Contingencies -- Crude Oil Hedging Program. Crude oil revenues also include the value of crude oil consumed in operations with an equal amount charged to operating expenses. Such amounts totalled $15.4 million in 1991, $4.8 million in 1992 and $1.2 million in 1993.

    Revenues from natural gas production are generally recorded using the entitlement method, net of royalties and net profits interests. Sales proceeds in excess of the Company's entitlement are included in Deferred Revenues and the Company's share of sales taken by others is included in Other Assets. At December 31, 1993 the Company's deferred revenues for sales proceeds received in excess of the Company's entitlement was $6.8 million with respect to 5.2 MMcf and the asset related to the Company's share of sales taken by others was $3.9 million with respect to 2.7 MMcf. Natural gas revenues are net of the effect of hedging transactions; see Note 12 -- Commitments and Contingencies -- Natural Gas Hedging Program.

    Revenues from crude oil marketing and trading represent the gross margin resulting from such activities. Revenues from such activities are net of costs of sales of $210.5 million in 1991, $247.3 million in 1992 and $225.9 million in 1993.

    Revenues from natural gas systems are net of the cost of natural gas purchased and resold. Such costs totalled $43.8 million in 1992 and $49.9 million in 1993.

  EARNINGS PER SHARE

    Earnings per share are based on the weighted average number of common shares outstanding during the year.

  ACCOUNTS RECEIVABLE

    Accounts Receivable relates primarily to sales of oil and gas and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1993 and 1992 the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $6.3 million and $5.0 million, respectively. Accounts receivable totalling $0.2 million, $1.1 million and $0.1 million were written off as uncollectible in 1991, 1992 and 1993, respectively.

  INVENTORIES

    Inventories are valued at the lower of cost (average price or first-in, first-out) or market. Crude oil inventories at December 31, 1993 and 1992 were $1.1 million and $1.5 million, respectively, and materials and supplies inventories at such dates were $7.6 million and $3.3 million, respectively.

  ENVIRONMENTAL EXPENDITURES

    Environmental expenditures relating to current operations are expensed or capitalized, as appropriate, depending on whether such expenditures provide future economic benefits. Liabilities are

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition coincides with the Company's commitment to a formal plan of action.

  INCOME TAXES

    The Company follows the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined using the tax rate for the period in which those amounts are expected to be received or paid, based on a scheduling of temporary differences between the tax bases of assets and liabilities and their reported amounts. Under this method of accounting for income taxes, any future changes in income tax rates will affect deferred income tax balances and financial results.

(2) CORPORATE RESTRUCTURING PROGRAM

    In October 1993 the Company's Board of Directors endorsed a broad corporate restructuring program that focuses on the disposition of non-core assets, the concentration of capital spending in core areas, the refinancing of certain long-term debt and the elimination of the payment of its $0.04 per share quarterly dividend on common stock.

    In implementing the restructuring program the Company recorded a nonrecurring charge of $38.6 million in 1993 comprised of (1) losses on property dispositions of $27.8 million: (2) long-term debt repayment penalties of $8.6 million; and (3) accruals for certain personnel benefits and related costs of $2.2 million.

    The Company's non-core asset disposition program includes the sale of its natural gas gathering and processing assets to Hadson Corporation ('Hadson'), the sale to Vintage Petroleum, Inc. of certain southern California and Gulf Coast oil and gas producing properties and the sale to Bridge Oil (U.S.A.) Inc. ('Bridge') of certain Mid-Continent and Rocky Mountain oil and gas producing properties and undeveloped acreage. The Company also plans to dispose of other non-core oil and gas properties during 1994.

    In 1994 the Company intends to refinance a portion of its existing long-term debt and is currently evaluating a combination of debt and equity financing arrangements with which to effect the refinancing.

    SALE TO HADSON. In December 1993 the Company completed a transaction with Hadson under the terms of which the Company sold the common stock of Adobe Gas Pipeline Company ('AGPC'), a wholly-owned subsidiary which held the Company's natural gas gathering and processing assets, to Hadson in exchange for Hadson 11.25% preferred stock with a face value of $52.0 million and 40% of Hadson's common stock. In addition, the Company signed a seven-year gas sales contract under the terms of which Hadson will market substantially all of the Company's domestic natural gas production at market prices as defined by published monthly indices for relevant production locations.

    The Company accounted for the sale as a non-monetary transaction and the investment in Hadson has been valued at $56.2 million, the carrying value of the Company's investment in AGPC. The Company's investment in Hadson is being accounted for on the equity basis. At December 31, 1993 the Company's investment in Hadson's common stock exceeded the net book value attributable to such common shares by approximately $11.3 million. The Company's income from operations for 1993 includes $1.6 million attributable to the assets sold to Hadson.

    SALE TO VINTAGE. In November 1993 the Company completed the sale of certain southern California and Gulf Coast producing properties for net proceeds totalling $41.3 million in cash, $31.5

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) million of which was collected in 1993. The Company's income from operations for 1993 includes $2.7 million attributable to the assets sold to Vintage.

    SALE TO BRIDGE. In December 1993 the Company signed a Purchase and Sales Agreement with Bridge under the terms of which Bridge will purchase certain Mid-Continent and Rocky Mountain producing and nonproducing oil and gas properties. The sale price of $51.0 million, subject to certain adjustments, will be received by the Company either in the form of cash plus 10% of the outstanding shares of Bridge, following the contemplated public offering of that stock in the first quarter of 1994, or entirely in cash. The transaction is expected to close in the second quarter of 1994.

    The net book value of these assets is included in Assets Held for Sale at December 31, 1993. The Company's income from operations for 1993 includes $5.8 million attributable to the assets to be sold to Bridge.

    OTHER DISPOSITIONS. The Company has identified certain other oil and gas properties which it plans to dispose of in 1994. The estimated realizable value of these properties, $1.0 million, is included in Assets Held for Sale at December 31, 1993. In the first quarter of 1994 the Company sold its interest in certain other oil and gas properties for $8.3 million.

(3)  MERGER WITH ADOBE RESOURCES CORPORATION

    On May 19, 1992 Adobe Resources Corporation ('Adobe'), an oil and gas exploration and production company, was merged with and into Santa Fe (the 'Merger'). The acquisition has been accounted for as a purchase and the results of operations of the properties acquired (the 'Adobe Properties') are included in Santa Fe's results of operations effective June 1, 1992.

    To consummate the Merger, the Company issued 24.9 million shares of common stock valued at $205.5 million, 5.0 million shares of convertible preferred stock valued at $80.0 million, assumed long-term bank debt and other liabilities of $140.0 million and $35.0 million, respectively, and incurred $13.8 million in related costs. The Company also recorded a $19.7 million deferred tax liability with respect to the difference between the book and tax basis in the assets acquired. Certain merger-related costs incurred by Adobe and paid by Santa Fe totaling $10.9 million were charged to income in the second quarter of 1992.

    The Merger constituted a 'change of control' as defined in certain of the Company's employee benefit plans and employment agreements (see Notes 10 and 12).

    In a separate transaction in January 1992, the Company purchased three producing properties from Adobe for $14.2 million.

(4)  SANTA FE ENERGY TRUST

    In November 1992 5,725,000 Depository Units ('Trust Units'), each consisting of beneficial ownership of one unit of undivided beneficial interest in the Santa Fe Energy Trust (the 'Trust') and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering. The Trust consists of certain oil and gas properties conveyed by Santa Fe. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Santa Fe received the remaining $70.1 million and 575,000 Trust Units. A portion of the proceeds received by the Company was used to retire $30.0 million of the debt incurred in connection with the Merger and the remainder will be used for general corporate purposes including possible acquisitions.

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments to the extent that it needs such payments to distribute $0.40 per

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
Depository Unit per quarter. The source of such additional royalty payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such additional payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) will be limited to $20.0 million on a revolving basis.

    At December 31, 1993 the Company held 575,000 Trust Units. At December 31, 1993 Accounts Receivable includes $0.2 million due from the Trust and Accounts Payable includes $1.9 million due to the Trust. In the first quarter of 1994 the Company sold the Trust Units for $11.3 million, the Company's investment in the Trust Units, $10.4 million, is included in Assets Held for Sale at December 31, 1993.

(5)  ACQUISITIONS OF OIL AND GAS PROPERTIES

    In January 1991 the Company completed the purchase of Mission Operating Partnership, L.P.'s ('Mission') interest in certain oil and gas properties, effective from November 1, 1990, for approximately $55.0 million. The Company formed a partnership, with an institutional investor as a limited partner, to acquire and operate the properties. The investor contributed $27.5 million for a 50% interest in the partnership, which will be reduced to 15% upon the occurence of payout. Payout will occur when the investor has received distributions from the partnership totalling an amount equal to its original contribution plus a 12% rate of return on such contribution. Prior to payout, the Company will bear 100% of the capital expenditures of the partnership. Under the terms of the partnership agreement a total of $36.8 million must be expended on development of the property by the year 2000, $12.4 million of which had been expended through the end of 1993.

    The Company funded $16.8 million of its share of the purchase of the properties with the assumption of a term loan and paid the remainder from working capital. The Company has given the lender the equivalent of an overriding royalty interest in certain production from the properties. The royalty is payable only if such production occurs and is limited to a maximum of $3.0 million.

    In June 1991 the Company acquired a 10% interest in a producing field in Argentina for approximately $18.3 million and in October 1991 purchased an additional 8% interest in the field for approximately $15.7 million. The Company financed $17.8 million of the total purchase price with loans from an Argentine bank. The Company has agreed to spend approximately $16.7 million over a five-year period on development and maintenance of the field.

(6)  CASH FLOWS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    The Merger included certain non-cash investing and financing activities not reflected in the Statement of Cash Flows as follows (in millions of dollars):

Common stock issued------------------      205.5
Convertible preferred stock
issued-------------------------------       80.0
Deferred tax liability---------------       19.7
Long-term debt-----------------------      140.0
Assets acquired, other than cash, net
  of liabilities assumed-------------     (457.1)
Cash paid----------------------------      (11.9)

    In 1991, the Company sold a producing property for $0.9 million in cash and a note receivable for $1.2 million. In 1991, the Partnership purchased certain surface properties for $6.2 million,

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
$5.5 million of which was funded by the issuance of promissory notes and the Company also purchased producing properties for $63.1 million, $34.6 million of which was funded with debt (see Notes 5 and 7).

    The Company made interest payments of $45.5 million, $49.0 million and $48.0 million in 1991, 1992 and 1993, respectively. In 1991, 1992 and 1993, the Company made tax payments of $18.4 million, $4.4 million and $5.0 million, respectively, and in 1993 received refunds of $4.1 million, primarily related to the audit of prior years' returns.

(7)  FINANCING AND DEBT

    Long-term debt at December 31, 1993 and 1992 consisted of (in millions of dollars):

                                                        DECEMBER 31,
                                                1993                    1992
                                        CURRENT    LONG-TERM    CURRENT    LONG-TERM
SFER
    Senior Notes---------------------     30.0        310.0       25.0        340.0
    Revolving and Term Credit
      Agreement----------------------      1.3         48.7       12.8         92.2
    Notes Payable to Bank------------      3.8         11.3        2.5         15.1
    Term-Loan------------------------      1.2         11.4        1.2         12.6
Partnership
    Credit Agreement-----------------      8.0         24.0       11.1         29.5
    Promissory Notes-----------------       --           --        0.8          3.4
                                          44.3        405.4       53.4        492.8

    Aggregate total maturities of long-term debt during the next five years are as follows: 1994 -- $44.3 million; 1995 -- $78.9 million; 1996 -- $73.5 million;
1997 -- $43.0 million; and 1998 -- $35.0 million. These maturities will be affected by the refinancing discussed in Note 2 -- Corporate Restructuring
Program.

    On April 11, 1990 SFER issued $365.0 million of serial unsecured Senior
Notes with interest rates averaging 10.35%. The Note Agreement pursuant to which the Senior Notes were issued includes certain covenants which, among other things, restrict the Company's ability to incur additional indebtedness and to pay dividends. Under the terms of the Note Agreement, at December 31, 1993 the Company had the ability to incur at least $64.0 million in additional long-term debt and pay $26.0 million in dividends and other restricted payments. At
December 31, 1993 $340.0 million in Senior Notes were outstanding and are to be repaid, $30.0 million in 1994 and 1995, $35.0 million in 1996 through 1998 and $25.0 million per year in 1999 through 2005.

    In January 1991 the Company executed a $16.8 million term-loan agreement, with interest at 9.0%, in connection with the purchase of certain producing properties from Mission. At December 31, 1993 $12.6 million was outstanding under the terms of the agreement and is to be repaid $1.2 million in 1994 and $11.4 million in 1995. The Company made principal payments on the loan totalling
$1.8 million in 1991, $1.2 million in 1992 and $1.2 million in 1993.

    In June 1991 the Company borrowed $10.4 million from an Argentine bank in connection with the purchase of an interest in a producing oil field in Argentina. The loan bore interest at the higher of 12% or the interbank offering rate plus 2%. In October 1991 the Company borrowed an additional $7.8 million in connection with the purchase of an additional interest in the field. The second loan bore interest at the higher of rates ranging from 13.4% to 14.0% or the London Interbank Offering Rate ('LIBOR') plus 2%. During 1993 the two loans were combined in a new loan which bears interest at the higher of 13.06% or LIBOR plus 2%.


                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    In connection with the Merger the Company entered into a $195.0 million
Revolving and Term Credit Agreement (the 'Credit Agreement') with a group of banks. Upon consummation of the Merger the Company drew down the $145.0 million available under the term loan feature of the Credit Agreement and repaid the $140.0 million of long-term debt assumed in the Merger. The borrowings under the term loan feature of the Credit Agreement are secured by properties acquired in the Merger. Interest rates on borrowings are determined from time to time and at December 31, 1993 amounts outstanding under the term loan feature bore interest at an average of 5.5% per annum.

    In April 1993 the term loan feature was amended to allow the Company to make voluntary prepayments and reborrowings. At December 31, 1993 the balance outstanding under the term loan feature was $50.0 million and the total amount available under the term loan feature, including amounts then outstanding, was $87.7 million. The amount available will be reduced, in semi-annual increments, to $48.6 million in December 31, 1994 and $24.3 million at December 31, 1995.
The Credit Agreement expires December 31, 1996. In certain circumstances, primarily related to the sale of properties securing the loans, the amount available may be reduced or the Company may be required to make mandatory repayments. The Company is currently negotiating an amendment to the Credit
Agreement which would extend the maturities and under certain circumstances increase the amount available for borrowings.

    Under the revolving credit feature of the Credit Agreement the Company may borrow and issue letters of credit totalling up to $50.0 million. Borrowings under the revolving credit feature are unsecured but are subject to compliance with covenants identical to existing covenants under the Company's other long-term debt agreeements including covenants related to debt incurrence, dividends and other restricted payments, investments and limitations on liens, mergers and sales of assets. In addition, the Company must comply annually with certain borrowing base coverage ratios relating to projected cash flows from oil and gas revenues. The amount available under the revolving credit feature will be reduced to $10.0 million on February 28, 1994 and this feature expires on February 28, 1995. At December 31, 1993, the Company had $8.7 million in letters of credit outstanding under the revolving credit feature of the Credit
Agreement.

    The Company has two uncommitted lines of credit totalling $35.0 million which is used to meet short-term cash needs. Interest rates on borrowings under this line of credit is typically lower than rates paid under the Credit
Agreement. At December 31, 1993 no amounts were outstanding under these lines of credit.

    In December 1991 the Partnership issued two promissory notes for a total of $5.5 million in connection with the purchase of certain surface lands. The notes, which bore interest at 10.0%, were retired in 1993. The Company's proportionate share of such debt at December 31, 1992 was $4.2 million.

    At December 31, 1993 and 1992 the Partnership had $32.0 million and $44.0 million, respectively, outstanding under the terms of long-term credit agreement which expires in 1997. The Company's proportionate share of such debt totaled
$40.6 million at December 31, 1992. Interest on 65% of principal amount outstanding is fixed at 10.13% with interest on the remaining amount outstanding at floating rates which averaged 4.3% in 1993 and 5.46% in 1992. The credit agreement imposes certain restrictions on future indebtedness and the transfer or sale of principal properties and requires the maintenance of certain financial ratios to avoid collateralization or default.


                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8)  SEGMENT INFORMATION

    The principal business of the Company is oil and gas, which consists of the acquisition, exploration and development of oil and gas properties and the production and sale of crude oil and liquids and natural gas. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in millions of dollars):

                                                        OIL AND GAS           OTHER      GENERAL
                                         U.S.      ARGENTINA    INDONESIA    FOREIGN    CORPORATE     TOTAL
1993
  Revenues---------------------------      401.2      12.5          23.2         --           --        436.9
  Income (Loss) from Operations------      (33.6)      3.0         (13.4)     (18.4)       (50.6)      (113.0)
  Depletion, Depreciation, Amortiza-
    tion and Impairment--------------      218.8       3.6          21.2        6.7          1.7        252.0
  Additions to Property and
    Equipment------------------------      116.1       7.3          16.8        6.1          4.4        150.7
  Identifiable Assets at
    December 31----------------------      862.0      48.2          65.3        2.8         98.6      1,076.9
1992
  Revenues---------------------------      400.0      13.9          13.6       --          --           427.5
  Income (Loss) from Operations------      100.6       2.5           2.3      (10.7)       (37.2)        57.5
  Depletion, Depreciation and
    Amortization---------------------      136.7       3.7           2.7        1.6          1.6        146.3
  Additions to Property and
    Equipment------------------------      452.6       4.0          71.6        5.7          2.4        536.3
  Identifiable Assets at December
    31-------------------------------    1,076.5      39.2          73.9        5.8        141.8      1,337.2
1991
  Revenues---------------------------      376.1       3.7         --          --          --           379.8
  Income (Loss) from Operations------      103.7      (2.2)           .2       (2.5)       (34.8)        64.4
  Depletion. Depreciation and
    Amortization---------------------      101.3       1.8         --            .7          2.8        106.6
  Additions to Property and
    Equipment------------------------      125.8      35.4         --           3.7          8.8        173.7
  Identifiable Assets at December
    31-------------------------------      816.5      37.5            .2        3.9         53.8        911.9

    Crude oil and liquids and natural gas accounted for more than 95% of revenues in 1991, 1992 and 1993. The following table reflects sales revenues from crude oil purchasers who accounted for more than 10% of the Company's crude oil and liquids revenues (in millions of dollars):

                                         YEAR ENDED DECEMBER 31,
                                         1993       1992      1991
Texaco Trading and Transportation,
  Inc--------------------------------       --      46.8      55.9
Celeron Corporation------------------     56.8      56.3      45.6
Shell Oil Company--------------------     86.3        --        --

    None of the Company's purchasers of natural gas accounted for more than 10% of revenues in 1991, 1992 or 1993. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  CONVERTIBLE PREFERRED STOCK

    The convertible preferred stock issued in connection with the Merger is non-voting and entitled to receive cumulative cash dividends at an annual rate equivalent to $1.40 per share. The holders of the convertible preferred shares may, at their option, convert any or all such shares into 1.3913 shares of the Company's common stock. The Company may, at any time after the fifth anniversary of the effective date of the Merger and upon the occurrence of a 'Special Conversion Event', convert all outstanding shares of convertible preferred stock into common stock at the initial conversion rate of 1.3913 shares of common stock, subject to certain adjustments, plus additional shares in respect to accrued and unpaid dividends. A Special Conversion Event is deemed to have occurred when the average daily closing price for a share of the Company's common stock for 20 of 30 consecutive trading days equals or exceeds 125% of the quotient of $20.00 divided by the then applicable conversion rate (approximately $18.00 per share at a conversion rate of 1.3913).

    Upon the occurrence of the 'First Ownership Change' of Santa Fe, each holder of shares of convertible preferred stock shall have the right, at the holder's option, to elect to have all of such holder's shares redeemed for $20.00 per share plus accrued and unpaid interest and dividends. The First Ownership Change shall be deemed to have occurred when any person or group, together with any affiliates or associates, becomes the beneficial owner of 50% or more of the outstanding common stock of Santa Fe.

(10)  SHAREHOLDERS' EQUITY

  COMMON STOCK

    In 1991, 1992 and 1993 the Company issued 1.1 million previously unissued shares of common stock in connection with certain employee benefit and compensation plans. Also in 1992, the Company issued 24.9 million previously unissued shares of common stock in connection with the Merger.

    The Company declared dividends to common shares of $0.16 per share in 1991 and 1992 and $0.12 per share in 1993.

  PREFERRED STOCK

    The Board of Directors of the Company is empowered, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, and to determine the number of shares in each series and the rights, preferences and limitations of each series. Among the specific matters which may be determined by the Board of Directors are: the annual rate of dividends; the redemption price, if any; the terms of a sinking or purchase fund, if any; the amount payable in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company; conversion rights, if any; and voting powers, if any.

  ACCUMULATED DEFICIT

    At December 31, 1993 Accumulated Deficit included dividends in excess of retained earnings of $89.8 million.

  1990 INCENTIVE STOCK COMPENSATION PLAN

    The Company has adopted the Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan (the 'Plan') under the terms of which the Company may grant options and awards with respect to no more than 5,000,000 shares of common stock to officers and key employees.

    Options granted in 1991 and prior are fully vested and expire in 2000. Options granted in 1992 have a ten year term and vest as to 33.33 percent one year after grant, as to a cumulative 66.67

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) percent two years after grant and as to the entire amount three years after grant. The options granted in 1993 have a ten year term and vest as to 50 percent 5 years after grant, as to a cumulative 75 percent 6 years after grant and as to the entire amount 7 years after grant. The options are exercisable on an accelerated basis beginning one year and ending three years after grant in certain circumstances. If the market value per share of the Company's common stock (sustained in all events for at least 60 days) exceeds $15, 25 percent of the options shall become exercisable; in the event the market value per share exceeds $20, 50 percent of the options shall become exercisable; and in the event the market value exceeds $25, 100 percent shall become exercisable. Unexercised options would be forfeited in the event of voluntary or involuntary termination. Vested options are exercisable for a period of one year following termination due to death, disability or retirement. In the event of termination by the Company for any reason there is no prorata vesting of unvested options.

    The following table reflects activity with respect to Non-Qualified Stock Options during 1991 through 1993:

                                                               OPTION
                                          OPTIONS              PRICE
                                        OUTSTANDING          PER SHARE
Outstanding at December 31, 1990-----     1,803,923     $14.4375 to $24.24
Grants-------------------------------         4,500     $14.625
Cancellations------------------------       (45,332)    $14.4375 to $24.24
Outstanding at December 31, 1991-----     1,763,091     $14.4375 to $24.24
Grants-------------------------------     1,099,000     $ 9.5625
Cancellations------------------------       (50,163)    $14.4375 to $24.24
Outstanding at December 31, 1992-----     2,811,928     $ 9.5625 to $24.24
Grants-------------------------------       800,000     $ 9.5625
Cancellations------------------------       (95,398)    $ 9.5625 to $24.24
Exercises----------------------------        (6,945)    $ 9.5625
Outstanding at December 31, 1993-----     3,509,585     $ 9.5625 to $24.24

    At December 31, 1993 options on 780,790 shares were available for future grants.

    A 'Phantom Unit' is the right to receive a cash payment in an amount equal to the average trading price of the shares of common stock at the time the award becomes payable. Awards are made for a specified period and are dependent upon continued employment and the achievement of performance objectives established by the Company. In December 1990 the Company awarded 211,362 Phantom Units and in December 1991 313,262 shares of restricted stock were issued in exchange for such units. Compensation expense is recognized over the period the awards are earned based on the market price of the restricted stock on the date it was issued ($8.00 per share). During 1990 and 1991 $0.2 million and $0.8 million, respectively, were charged to expense with respect to such awards. The unamortized portion of the award at December 31, 1991 ($1.4 million) was reflected in Shareholders' Equity. The consummation of the Merger resulted in a 'change of control' as defined in the Plan and resulted in the vesting of the awards and $1.4 million in compensation expense was recognized in 1992.

    In 1993 the Company issued 6,432 shares of restricted stock to certain employees and 118,039 common shares in accordance with the terms of certain other employee compensation plans.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11)  PENSION AND OTHER EMPLOYEE BENEFIT PLANS

  PENSION PLANS

    Prior to the Spin-Off the Company was included in certain non-contributory pension plans of SFP. The Santa Fe Pacific Corporation Retirement Plan (the 'SFP Plan') covered substantially all of the Company's officers and salaried employees who were not covered by collective bargaining agreements. The Santa Fe Pacific Corporation Supplemental Retirement Plan was an unfunded plan which provided supplementary benefits, primarily to senior management personnel.

    The Company adopted, effective as of the date of the Spin-Off, a defined benefit retirement plan (the 'SFER Plan') covering substantially all salaried employees not covered by collective bargaining agreements and a nonqualified supplemental retirement plan (the 'Supplemental Plan'). The Supplemental Plan will pay benefits to participants in the SFER Plan in those instances where the SFER Plan formula produces a benefit in excess of limits established by ERISA and the Tax Reform Act of 1986. Benefits payable under the SFER Plan are based on years of service and compensation during the five highest paid years of service during the ten years immediately preceding retirement. Benefits accruing to the Company's employees under the SFP Plan have been assumed by the SFER Plan. The Company's funding policy is to contribute annually not less than the minimum required by ERISA and not more than the maximum amount deductible for income tax purposes. In the fourth quarter of 1993 the Company established a new pension plan with respect to certain persons employed in foreign locations.

    The following table sets forth the funded status of the SFER Plan and the Supplemental Plan at December 31, 1993 and 1992 (in millions of dollars):

                                            SFER PLAN         SUPPLEMENTAL PLAN
                                           1993       1992       1993      1992
Plan assets at fair value, primarily
  invested in common stocks and U.S.
  and corporate bonds----------------       30.2       28.9         --       --
Actuarial present value of projected
  benefit obligations:
    Accumulated benefit obligations
        Vested-----------------------      (30.9)     (24.5)      (0.6)    (0.5)
        Nonvested--------------------       (1.5)      (1.4)        --       --
        Effect of projected future
          salary increases-----------       (8.3)      (6.4)      (0.3)    (0.2)
Excess of projected benefit
  obligation over plan assets--------      (10.5)      (3.4)      (0.9)    (0.7)
Unrecognized net loss from past
  experience different from that
  assumed and effects of changes in
  assumptions------------------------        6.4        0.7        0.3      0.2
Unrecognized net (asset) obligation
  being recognized over plan's
  average remaining service life-----       (1.0)      (1.1)       0.2      0.3
Additional minimum liability---------         --         --       (0.3)    (0.3)
Accrued pension liability------------       (5.1)      (3.8)      (0.7)    (0.5)
Major assumptions at year-end
    Discount rate--------------------        7.0%      8.25%       7.0%    8.25%
    Long-term asset yield------------        9.5%       9.5%       9.5%     9.5%
    Rate of increase in future
      compensation-------------------       5.25%      5.25%      5.25%    5.25%

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table sets forth the components of pension expense for the SFER Plan and Supplemental Plan for 1993, 1992 and 1991 (in millions of dollars):

                                                  SFER PLAN                    SUPPLEMENTAL PLAN
                                            1993       1992       1991       1993       1992       1991
Service cost-------------------------        1.4        1.2        1.1         --         --         --
Interest cost------------------------        2.6        2.4        2.3        0.1        0.1        0.1
Return on plan assets----------------       (2.7)      (2.5)      (2.4)        --         --         --
Net amortization and deferral--------         --         --       (0.1)        --         --         --
                                             1.3        1.1        0.9        0.1        0.1        0.1

    The Company also sponsors a pension plan covering certain hourly-rated employees in California (the 'Hourly Plan'). The Hourly Plan provides benefits that are based on a stated amount for each year of service. The Company annually contributes amounts which are actuarially determined to provide the Hourly Plan with sufficient assets to meet future benefit payment requirements.

    The following table sets forth the components of pension expense for the Hourly Plan for the years 1993, 1992 and 1991 (in millions of dollars):

                                           YEAR ENDED DECEMBER 31,
                                            1993       1992       1991
    Service cost---------------------        0.2        0.2        0.2
    Interest cost--------------------        0.7        0.7        0.7
    Return on plan assets------------       (0.8)      (0.1)      (0.5)
    Net amortization and deferral----        0.4       (0.4)       0.1
                                             0.5        0.4        0.5

    The following table sets forth the funded status of the Hourly Plan at December 31, 1993 and 1992 (in millions of dollars):

                                            1993       1992
Plan assets at fair value, primarily
invested in fixed-rate securities----        7.7        7.2
Actual present value of projected
benefit obligations
    Accumulated benefit obligations
        Vested-----------------------     (11.2)       (9.1)
        Nonvested--------------------      (0.4)       (0.3)
Excess of projected benefit
  obligation over plan assets--------      (3.9)       (2.2)
Unrecognized net (gain) loss from
  past experience different from that
  assumed and effects of changes in
  assumptions------------------------        1.5       (0.3)
Unrecognized prior service cost------        0.5        0.6
Unrecognized net obligation----------        1.5        1.6
Additional minimum liability---------      (3.5)       (2.1)
    Accrued pension liability--------      (3.9)       (2.4)
Major assumptions at year-end
    Discount rate--------------------       7.0%      8.25%
    Expected long-term rate of return
      on plan assets-----------------       8.5%       8.5%

    At December 31, 1993 the Company's additional minimum liability exceeded the total of its unrecognized prior service cost and unrecognized net obligation by $1.5 million. Accordingly, at December 31, 1993 the Company's retained earnings have been reduced by such amount, net of related taxes of $0.6 million.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides health care and life insurance benefits for substantially all employees who retire under the provisions of a Company-sponsored retirement plan and their dependents. Participation in the plans is voluntary and requires a monthly contribution by the employee. Effective January 1, 1993 the Company adopted the provisions of SFAS No.
106 -- 'Employers' Accounting for Postretirement Benefits Other Than Pensions'. The Statement requires the accrual, during the years the employee renders service, of the expected cost of providing postretirement benefits to the employee and the employee's beneficiaries and covered dependents. The following table sets forth the plan's funded status at December 31, 1993 and January 1, 1993 (in millions of dollars):

                                           DECEMBER 31,    JANUARY 1,
                                              1993           1993
Plan assets, at fair value-----------       --               --
Accumulated postretirement benefit
  obligation
  Retirees---------------------------         (3.6)          (3.1)
  Eligible active participants-------         (1.2)          (0.9)
  Other active participants----------         (1.4)          (1.2)
Accumulated postretirement benefit
  obligation in excess of plan
  assets-----------------------------         (6.2)          (5.2)
Unrecognized transition
  obligation-------------------------          5.0            5.2
Unrecognized net loss from past
  experience different from that
  assumed and from changes in
  assumptions------------------------          0.5           --
Accrued postretirement benefit
  cost-------------------------------         (0.7)         --
Assumed discount rate----------------          7.5%           8.25%
Assumed rate of compensation
  increase---------------------------          5.25%          5.25%

    The Company's net periodic postretirement benefit cost for 1993 includes the following components (in millions of dollars):

Service costs----------------------------------------          0.3
Interest costs---------------------------------------          0.4
Amortization of unrecognized transition
  obligation-----------------------------------------          0.3
                                                               1.0

    In periods prior to 1993 the cost to the Company of providing health care and life insurance benefits for qualified retired employees was recognized as expenses when claims were paid. Such amounts totalled $0.4 million in 1991 and $0.3 million in 1992.

    Estimated costs and liabilities have been developed assuming trend rates for growth in future health care costs beginning with 10% for 1993 graded to 6% (5.5% for post age 65) by the year 2000 and remaining constant thereafter. Increasing the assumed health care cost trend rate by one percent each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $0.9 million and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 1994 by $0.2 million.

  SAVINGS PLAN

    The Company has a savings plan, which became effective November 1, 1990, available to substantially all salaried employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the '401(k) Plan'). The Company will match employee contributions for an amount up to 4% of each employee's base salary. In addition, if at the end of each

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) fiscal year the Company's performance for such year has exceeded certain predetermined criteria, each participant will receive an additional matching contribution equal to 50% of the regular matching contribution. The Company's contributions to the 401(k) Plan, which are charged to expense, totaled $1.2 million in 1991, $1.3 million in 1992 and $1.5 million in 1993. In the fourth quarter of 1993 the Company established a new savings plan with respect to certain personnel employed in foreign locations.

  OTHER POSTEMPLOYMENT BENEFITS

    In the fourth quarter of 1993 the Company adopted SFAS No.
112 -- 'Employers' Accounting for Postemployment Benefits'. The Statement requires the accrual of the estimated costs of benefits provided by an employer to former or inactive employees after employment but before retirement. Such benefits include salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, job training and counseling and continuation of benefits such as health care and life insurance coverage. The adoption of SFAS No. 112 resulted in a charge to earnings of $1.8 million in 1993.

(12)  COMMITMENTS AND CONTINGENCIES

  CRUDE OIL HEDGING PROGRAM

    In the third quarter of 1990, the Company initiated a hedging program designed to provide a certain minimum level of cash flow from its sales of crude oil. Settlements were included in oil revenues in the period the oil is sold. In the year ended December 31, 1990 hedges resulted in a reduction in oil revenues of $10.7 million; in 1991 hedges resulted in an increase in oil revenues of $41.7 million and in 1992 hedges resulted in an increase in oil revenues of $9.7 million. The Company had no open crude oil hedging contracts during 1993.

  NATURAL GAS HEDGING PROGRAM

    In the third quarter of 1992 the Company initiated a hedging program with respect to its sales of natural gas. The Company has used various instruments whereby monthly settlements are based on the differences between the price or range of prices specified in the instruments and the settlement price of certain natural gas futures contracts quoted on the New York Mercantile Exchange. In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified prices the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. In 1992 and 1993 hedges resulted in a reduction in natural gas revenues of $0.5 million and $8.2 million, respectively.

    At December 31, 1993 the Company had two open natural gas hedging contracts covering approximately 1.2 Bcf during the six month period beginning March 1994. The 'approximate break-even price' (the average of the monthly settlement prices of the applicable futures contracts which would result in no settlement being due to or from the Company) with respect to such contracts is approximately $1.82 per Mcf. In addition, certain parties hold options on contracts covering approximately 4.8 Bcf during the seven month period beginning March 1994 at an approximate break even price of $1.90 per Mcf. The Company has no other outstanding natural gas hedging instruments.

  INDEMNITY AGREEMENT WITH SFP

    At the time of the Spin-Off, the Company and SFP entered into an agreement to protect SFP from federal and state income taxes, penalties and interest that would be incurred by SFP if the Spin-off were determined to be a taxable event resulting primarily from actions taken by the Company during a one-year period that ended December 4, 1991. If the Company were required to make

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) payments pursuant to the agreement, such payments could have a material adverse effect on its financial condition; however, the Company does not believe that it took any actions during such one-year period that would have such an effect on the Spin-Off.

  ENVIRONMENTAL REGULATION

    Federal, state and local laws and regulations relating to environmental quality control affect the Company in all of its oil and gas operations. The Company has been identified as one of over 250 potentially responsible parties ('PRPs') at a superfund site in Los Angeles County, California. The site was operated by a third party as a waste disposal facility from 1948 until 1983. The Environmental Protection Agency ('EPA') is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In 1989, the EPA and a group of the PRPs entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company is a member of the group that is responsible for carrying out this first phase of work, which is expected to be completed in five to eight years. The maximum liability of the group, which is joint and several for each member of the group, for the first phase is $37.0 million, of which the Company's share is expected to be approximately $2.4 million ($1.3 million after recoveries from working interest participants in the unit at which the wastes were generated) payable over the period that the phase one work is performed. The EPA and a group of PRPs of which the Company is a member have also entered into a subsequent consent decree (which has not been finally entered by the court) with respect to the second phase of work (gas control). The liability of this group has not been capped, but is estimated to be $130.0 million. The Company's share of costs of this phase, however, is expected to be approximately of the same magnitude as that of the first phase because more parties are involved in the settlement. The Company has provided for costs with respect to the first two phases, but it cannot currently estimate the cost of any subsequent phases of work or final remediation which may be required by the EPA.

    In 1989, Adobe received requests from the EPA for information pursuant to
Section 104(e) of CERCLA with respect to the D. L. Mud and Gulf Coast Vacuum Services superfund sites located in Abbeville, Louisiana. The EPA has issued its record of decision at the Gulf Coast Site and on February 9, 1993 the EPA issued to all PRP's at the site a settlement order pursuant to Section 122 of CERCLA. Earlier, an emergency order pursuant to Section 106 of CERLA was issued on December 11, 1992, for purposes of containment due to the Louisiana rainy season. On December 15, 1993 the Company entered into a sharing agreement with other PRP'S to participate in the final remediation of the Gulf Coast site. The Company's share of the remediation is approximately $600,000 and includes its proportionate share of those PRPs who do not have the financial resources to provide their share of the work at the site. A former site owner has already conducted remedial activities at the D. L. Mud Site under a state agency agreement. The extent, if any, of any further necessary remedial activity at the
D. L. Mud Site has not been finally determined.

  EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain key employees. The initial term of each agreement expired on December 31, 1990 and, on January 1, 1991 and beginning on each January 1 thereafter, is automatically extended for one-year periods, unless by September 30 of any year the Company gives notice that the agreement will not be extended. The term of the agreements is automatically extended for 24 months following a change of control. The consummation of the Merger constituted a change of control as defined in the agreements.

    In the event that following a change of control employment is terminated for reasons specified in the agreements, the employee would receive: (i) a lump sum payment equal to two years' base salary; (ii) the maximum possible bonus under the terms of the Company's incentive compensation plan;

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(iii) a lapse of restrictions on any outstanding restricted stock grants and full payout of any outstanding Phantom Units; (iv) cash payment for each outstanding stock option equal to the amount by which the fair market value of the common stock exceeds the exercise price of the option; and, (v) life, disability and health benefits for a period of up to two years. In addition, payments and benefits under certain employment agreements are subject to further limitations based on certain provisions of the Internal Revenue Code.

  INTEREST RATE SWAPS

    Prior to the Merger, Adobe had entered into two interest rate swaps with a bank with notional principal amounts of $15.0 mllion and $20.0 million. Under the terms of the $20.0 million swap, which expires in April 1994, during any quarterly period at the beginning of which a floating rate specified in the agreement is less than 7.84%, the Company must pay the bank interest for such period on the principal amount at the difference between the rates. Should the floating rate be in excess of 7.84%, the bank must pay the Company interest for such period on the principal amount at the difference between the rates. For the period from the effective date of the Merger to December 31, 1992 the amount due the bank in accordance with the terms of the $20.0 million swap totalled $0.6 million and the amount due the bank in 1993 totalled $0.9 million. For the quarterly period which ends in April 1994, the amount due the bank is based on a floating rate of 3.375%. The $15.0 million swap, which expired December 31, 1992, had terms similar to the $20.0 million swap and the amount due the bank for the period subsequent to the Merger totaled $0.5 million.

  OPERATING LEASES

    The Company has noncancellable agreements with terms ranging from one to ten years to lease office space and equipment. Minimum rental payments due under the terms of these agreements are: 1994 -- $6.1 million, 1995 -- $6.0 million, 1996 -- $5.5 million, 1997 -- $5.2 million, 1998 -- $4.4 million and $4.7 million thereafter. Rental payments made under the terms of noncancellable agreements totaled $4.0 million in 1991,$4.5 million in 1992 and $5.5 million in 1993.

  OTHER MATTERS

    The Company has several long-term contracts ranging up to fifteen years for the supply and transportation of approximately 30 million cubic feet per day of natural gas. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $10 million per year.

    There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

(13)  INCOME TAXES

    Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 -- 'Accounting for Income Taxes'. The adoption of SFAS No. 109 had no significant impact on the Company's provision for income taxes.

    Through the date of the Spin-Off the taxable income or loss of the Company was included in the consolidated federal income tax return filed by SFP. The Company has filed separate consolidated federal income tax returns for periods subsequent to the Spin-Off. The consolidated federal income tax returns of SFP have been examined through 1988 and all years prior to 1981 are closed. Issues relating to the years 1981 through 1985 are being contested through various stages of administrative appeal. The Company is evaluating its position with respect to issues raised in a 1986 through 1988

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) audit. The Company believes adequate provision has been made for any adjustments which might be assessed for all open years.

    During 1989, the Company received a notice of deficiency for certain state franchise tax returns filed for the years 1978 through 1983 as part of the consolidated tax returns of SFP. The years subsequent to 1983 are still subject to audit. At December 31, 1993 Other Long-Term Obligations includes $20.6 million with respect to this matter. The Company intends to contest this matter.

    With the Merger of Adobe the Company succeeded to a net operating loss carryforward that is subject to Internal Revenue Code Section 382 limitations which annually limit taxable income that can be offset by such losses. Certain changes in the Company's shareholders may impose additional limitations as well. Losses carrying forward of $133.3 million expire beginning in 1998.

    At date of the Merger, Adobe had ongoing tax litigation related to a refund claim for carryback of certain net operating losses denied by the Internal Revenue Service. During 1991 Adobe successfully defended its claim in Federal District Court and prevailed again in 1992 in the United States Court of Appeals for the Fifth Circuit. The Internal Revenue Service had no further recourse to litigation and a $16.2 million refund was reflected as Income Tax Refund Receivable at December 31, 1992 and collected in 1993.

    Pretax income from continuing operations for the years ended December 31, 1993, 1992 and 1991 was taxed under the following jurisdictions:

                                           1993       1992       1991
Domestic-----------------------------     (120.9)       2.7       34.8
Foreign------------------------------      (29.3)      (3.6)      (2.1)
                                          (150.2)      (0.9)      32.7

    The Company's income tax expense (benefit) for the years ended December 31, 1993, 1992 and 1991 consisted of (in millions of dollars):

                                          1993     1992    1991
Current
    U.S. federal---------------------     (1.3)    3.5    11.0
    State----------------------------     (1.2)    1.4     1.7
    Foreign--------------------------      1.3     1.9     --
                                          (1.2)    6.8    12.7
Deferred
    U.S. federal---------------------    (65.6)   (3.5)    0.2
    U.S. federal tax rate change-----      2.6     --      --
    State----------------------------     (8.0)   (2.5)    1.3
    Foreign--------------------------     (0.9)   (0.3)    --
                                         (71.9)   (6.3)    1.5
                                         (73.1)    0.5    14.2

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The Company's deferred income tax liabilities (assets) at December 31, 1993 and 1992 are composed of the following differences between financial and tax reporting (in millions of dollars):

                                         1993        1992
Capitalized costs and write-offs-----     83.0       150.8
Differences in Partnership basis-----     15.1        29.3
State deferred liability-------------      5.8        13.4
Foreign deferred liability-----------     13.7        15.5
Gross deferred liabilities-----------    117.6       209.0
Accruals not currently deductible for
  tax purposes-----------------------    (17.7)      (28.3)
Alternative minimum tax
  carryforwards----------------------     (8.3)       (5.3)
Net operating loss carryforwards-----    (46.7)      (56.4)
Other--------------------------------     (0.5)       --
Gross deferred assets----------------    (73.2)      (90.0)
Deferred tax liability---------------     44.4       119.0

    The Company had no deferred tax asset valuation allowance at December 31, 1993 or 1992.

    A reconciliation of the Company's U.S. income tax expense (benefit) computed by applying the statutory U.S. federal income tax rate to the Company's income
(loss) before income taxes for the years ended December 31, 1993, 1992 and 1991 is presented in the following table (in millions of dollars):

                                         1993       1992      1991
U.S. federal income taxes (benefit)
  at statutory rate------------------    (52.6)     (0.3)     11.1
Increase (reduction) resulting from:
  State income taxes, net of federal
    effect---------------------------     (1.0)      1.4       2.2
  Foreign income taxes in excess of
    U.S. rate------------------------     (0.8)      0.3       --
  Nondeductible amounts--------------     (0.2)     (2.4)      --
  Effect of increase in statutory
    rate on deferred taxes-----------      2.6       --        --
  Federal audit refund---------------     (3.2)      --        --
  Amendment to tax sharing agreement
    with SFP-------------------------     (1.2)      --        --
  Benefit of tax losses--------------    (11.2)      --        --
  Prior period adjustments-----------     (5.5)      --        --
  Other------------------------------     --         1.5       0.9
                                         (73.1)      0.5      14.2

    The Company increased its deferred tax liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% commencing in 1993.

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 'Disclosure About Fair Value of Financial Instruments' requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The following table reflects the financial

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) instruments for which the fair value differs from the carrying amount of such financial instrument in the Company's December 31, 1993 and 1992 balance sheets (in millions of dollars):

                                                1993                       1992
                                        CARRYING      FAIR       CARRYING        FAIR
                                        AMOUNT        VALUE      AMOUNT          VALUE
Assets
    Trust Units----------------------      10.4         11.3         10.4         10.5
Liabilities
    Long-Term Debt (including current
      portion)-----------------------     449.7        482.2        546.2        572.2
    Convertible Preferred Stock------      80.0        103.8         80.0         93.8
    Interest rate swap---------------     --             0.4        --             1.1

    The fair value of the Trust Units and convertible preferred stock is based on market prices. The fair value of the Company's fixed-rate long-term debt is based on current borrowing rates available for financings with similar terms and maturities. With respect to the Company's floating-rate debt, the carrying amount approximates fair value. The fair value of the interest rate swap represents the estimated cost to the Company over the remaining life of the contract.

    At December 31, 1993 the Company had two open natural gas hedging contracts and options outstanding on five additional contracts (see Note 12 -- Commitments and Contingencies -- Natural Gas Hedging Contracts). Based on the settlement prices of certain natural gas futures contracts as quoted on the New York Mercantile Exchange on December 30, 1993, assuming all options are exercised, the cost to the Company with respect to such contracts during 1994 would be approximately $0.6 million.

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES AND RELATED FINANCIAL DATA

    Information with respect to the Company's oil and gas producing activities is presented in the following tables. Reserve quantities as well as certain information regarding future production and discounted cash flows were determined by independent petroleum consultants, Ryder Scott Company.

  OIL AND GAS RESERVES

    The following table sets forth the Company's net proved oil and gas reserves at December 31, 1990, 1991, 1992 and 1993 and the changes in net proved oil and gas reserves for the years ended December 31, 1991, 1992 and 1993.

                                            CRUDE OIL AND LIQUIDS (MMBBLS)                       NATURAL GAS (BCF)
                                         U.S.     ARGENTINA   INDONESIA   TOTAL      U.S.     ARGENTINA   INDONESIA      TOTAL
Proved reserves at
 December 31, 1990-------------------      222.3       --          --      222.3       185.9       --          --          185.9
  Revisions of previous estimates----       (1.9)      --          --       (1.9)        0.4       --          --            0.4
  Improved recovery techniques-------       15.9       --          --       15.9         0.5       --          --            0.5
  Extensions, discoveries and other
   additions-------------------------        1.8       --          --        1.8        19.6       --          --           19.6
  Purchases of minerals-in-place-----        4.6      8.7          --       13.3         2.5       --          --            2.5
  Sales of minerals-in-place---------       (2.4)      --          --       (2.4)       (5.5)      --          --           (5.5)
  Increase in ownership in
   Partnership-----------------------        0.4       --          --        0.4         2.2       --          --            2.2
  Production-------------------------      (20.0)    (0.2)         --      (20.2)      (34.8)      --          --          (34.8)
Proved reserves at
 December 31, 1991-------------------      220.7      8.5          --      229.2       170.8       --          --          170.8
  Revisions of previous estimates----       14.4     (0.3)         --       14.1         7.3       --          --            7.3
  Improved recovery techniques-------       17.0       --          --       17.0         1.3       --          --            1.3
  Extensions, discoveries and other
   additions-------------------------        1.3      1.3          --        2.6         5.6       --          --            5.6
  Purchases of minerals-in-place-----       13.5       --         7.2       20.7       141.5       --         0.6          142.1
  Sales of minerals-in-place---------       (5.7)      --          --       (5.7)       (5.0)      --          --           (5.0)
  Increase in ownership in
   Partnership-----------------------        0.2       --          --        0.2         1.6       --          --            1.6
  Production-------------------------      (21.4)    (0.8)       (0.8)     (23.0)      (46.2)      --          --          (46.2)
Proved reserves at
 December 31, 1992-------------------      240.0      8.7         6.4      255.1       276.9       --         0.6          277.5
  Revisions to previous estimates----      (11.9)     0.5         0.6      (10.8)       26.6       --         0.1           26.7
  Improved recovery techniques-------       26.7       --          --       26.7          --       --          --             --
  Extensions, discoveries and other
   additions-------------------------        3.4      0.5         2.3        6.2        29.5     26.4          --           55.9
  Purchases of minerals-in-place-----        3.2       --         0.7        3.9         9.8       --         0.1            9.9
  Sales of minerals in place---------       (8.7)      --          --       (8.7)      (47.4)      --          --          (47.4)
  Increase in ownership in
   Partnership-----------------------        0.1       --          --        0.1         0.8       --          --            0.8
  Production-------------------------      (21.9)    (0.9)       (1.5)     (24.3)      (60.3)      --        (0.1)         (60.4)
Proved reserves at
  December 31, 1993------------------      230.9      8.8         8.5      248.2       235.9     26.4         0.7          263.0
                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                            CRUDE OIL AND LIQUIDS (MMBBLS)                       NATURAL GAS (BCF)
                                         U.S.     ARGENTINA   INDONESIA   TOTAL      U.S.     ARGENTINA   INDONESIA      TOTAL
Proved developed reserves at
  December 31
    1990-----------------------------      176.8       --          --      176.8       169.4       --          --          169.4
    1991-----------------------------      179.2      5.4          --      184.6       154.2       --          --          154.2
    1992-----------------------------      194.6      5.6         6.4      206.6       250.2       --         0.6          250.8
    1993-----------------------------      178.8      5.5         6.7      191.0       206.0       --         0.7          206.7

    Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

    Indonesian reserves represent an entitlement to gross reserves in accordance with a production sharing contract. These reserves include estimated quantities allocable to the Company for recovery of operating costs as well as quantities related to the Company's net equity share after recovery of costs. Accordingly, these quantities are subject to fluctuations with an inverse relationship to the price of oil. If oil prices increase, the reserve quantities attributable to the recovery of operating costs decline. Although this reduction would be offset partially by an increase in the net equity share, the overall effect would be a reduction of reserves attributable to the Company. At December 31, 1993, the quantities include 0.6 million barrels which the Company is contractually obligated to sell for $.20 per barrel.

    At December 31, 1993 the Company's reserves were 6.9 million barrels of crude oil and liquids and 14.5 Bcf of natural gas lower than at December 31, 1992, reflecting the sale in 1993 of properties with reserves totalling 8.7 million barrels of crude oil and liquids and 47.4 Bcf of natural gas.

    At December 31, 1993, 1.9 million barrels of crude oil reserves and 19.7 billion cubic feet of natural gas reserves were subject to a 90% net profits interest held by Santa Fe Energy Trust.

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

   ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

    Estimated future net cash flows from the Company's proved oil and gas reserves at December 31, 1991, 1992 and 1993 are presented in the following table (in millions of dollars, except as noted):

                                          U.S.      ARGENTINA    INDONESIA     TOTAL
1993
    Future cash inflows--------------     2,654.9      117.9        115.6       2,888.4
    Future production costs----------    (1,547.2)     (65.9)       (78.7)     (1,691.8)
    Future development costs---------      (216.7)     (32.4)        (8.9)       (258.0)
    Future income tax expenses-------      (100.5)     --            (6.9)       (107.4)
        Net future cash flows--------       790.5       19.6         21.1         831.2
    Discount at 10% for timing of
      cash flows---------------------      (308.5)     (12.1)        (8.2)       (328.8)
    Present value of future net cash
      flows from
      proved reserves----------------       482.0        7.5         12.9         502.4
    Average sales prices
        Oil ($/Barrel)---------------        9.10       9.74        13.50
        Natural gas ($/Mcf)----------        2.28       1.23         0.97
1992
    Future cash inflows--------------     3,709.8      132.9        105.8       3,948.5
    Future production costs----------    (1,982.6)     (82.1)       (79.5)     (2,144.2)
    Future development costs---------      (292.2)     (13.5)       --           (305.7)
    Future income tax expenses-------      (286.9)      (1.0)        (9.5)       (297.4)
        Net future cash flows--------     1,148.1       36.3         16.8       1,201.2
    Discount at 10% for timing of
      cash flows---------------------      (450.5)     (14.0)        (3.2)       (467.7)
    Present value of future net cash
      flows from
      proved reserves----------------       697.6       22.3         13.6         733.5
    Average sales prices
        Oil ($/Barrel)---------------       13.30      15.28        16.46
        Natural gas ($/Mcf)----------        2.01      --            0.97
1991
    Future cash inflows--------------     2,899.9      117.2        --          3,017.1
    Future production costs----------    (1,655.3)     (76.1)       --         (1,731.4)
    Future development costs---------      (242.2)     (13.7)       --           (255.9)
    Future income tax expenses-------      (236.6)     --           --           (236.6)
        Net future cash flows--------       765.8       27.4        --            793.2
    Discount at 10% for timing of
      cash flows---------------------      (320.0)      (9.6)       --           (329.6)
    Present value of future net cash
      flows from
      proved reserves----------------       445.8       17.8        --            463.6
    Average sales prices
        Oil ($/Barrel)---------------       11.80      13.72        --
        Natural gas ($/Mcf)----------        1.78      --           --

                                       57

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

    The following tables sets forth the changes in the present value of estimated future net cash flows from proved reserves during 1991, 1992 and 1993 (in millions of dollars):

                                         U.S.       ARGENTINA     INDONESIA     TOTAL
1993
  Balance at beginning of year-------     697.6         22.3          13.6        733.5
  Increase (decrease) due to:
    Sales of oil and gas, net of
      production costs of $189.5
      million------------------------    (230.1)        (7.3)        (10.0)      (247.4)
    Net changes in prices and
      production costs---------------    (325.1)        (7.7)          1.7       (331.1)
    Extensions, discoveries and
      improved recovery--------------      94.8         14.8           7.0        116.6
    Purchases of
      minerals-in-place--------------      20.4        --              2.1         22.5
    Sales of minerals-in-place-------     (84.7)       --            --           (84.7)
    Development costs incurred-------      50.0          5.1         --            55.1
    Changes in estimated volumes-----      28.3          1.5           1.8         31.6
    Changes in estimated development
      costs--------------------------      25.6        (24.1)         (8.9)        (7.4)
    Interest factor -- accretion of
      discount-----------------------      87.1          2.3           2.1         91.5
    Income taxes---------------------     112.0          0.6           3.5        116.1
    Increase in ownership in
      Partnership--------------------       1.2        --            --             1.2
    Other----------------------------       4.9        --            --             4.9
                                         (215.6)       (14.8)         (0.7)      (231.1)
                                          482.0          7.5          12.9        502.4

                                         U.S.       ARGENTINA     INDONESIA     TOTAL
1992
  Balance at beginning of year-------     445.8         17.8         --           463.6
  Increase (decrease) due to:
    Sales of oil and gas, net of
      production costs of $176.2
      million------------------------    (236.6)        (8.4)         (6.3)      (251.3)
    Net changes in prices and
      production costs---------------     191.7          7.8           3.5        203.0
    Extensions, discoveries and
      improved recovery--------------      70.9          4.6         --            75.5
    Purchases of
      minerals-in-place--------------     230.6        --             24.1        254.7
    Sales of minerals-in-place-------     (77.7)       --            --           (77.7)
    Development costs incurred-------      26.5          3.1         --            29.6
    Changes in estimated volumes-----      63.4         (1.0)        --            62.4
    Changes in estimated development
      costs--------------------------     (76.9)        (2.8)        --           (79.7)
    Interest factor -- accretion of
      discount-----------------------      58.7          1.8         --            60.5
    Income taxes---------------------     (14.8)        (0.6)         (7.7)       (23.1)
    Increase in ownership in
      Partnership--------------------       1.9        --            --             1.9
    Other----------------------------      14.1        --            --            14.1
                                          251.8          4.5          13.6        269.9
                                          697.6         22.3          13.6        733.5

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                         U.S.       ARGENTINA     INDONESIA     TOTAL
1991
  Balance at beginning of year-------     839.4        --            --           839.4
  Increase (decrease) due to:
    Sales of oil and gas, net of
      production costs of $157.6
      million------------------------    (221.0)        (1.2)        --          (222.2)
    Net changes in prices and
      production costs---------------    (617.6)         7.9         --          (609.7)
    Extensions, discoveries and
      improved recovery--------------      71.6        --            --            71.6
    Purchases of
      minerals-in-place--------------      10.4         24.8         --            35.2
    Sales of minerals-in-place-------     (30.7)       --            --           (30.7)
    Development costs incurred-------      54.0          0.7         --            54.7
    Changes in estimated volumes-----       2.3        --            --             2.3
    Changes in estimated development
      costs--------------------------    (117.5)       (14.4)        --          (131.9)
    Interest factor -- accretion of
      discount-----------------------     123.5        --            --           123.5
    Income taxes---------------------     233.5        --            --           233.5
    Increase in ownership in
      Partnership--------------------       4.6        --            --             4.6
    Other----------------------------      93.3        --            --            93.3
                                         (393.6)        17.8         --          (375.8)
                                          445.8         17.8         --           463.6

    Estimated future cash flows represent an estimate of future net cash flows from the production of proved reserves using estimated sales prices and estimates of the production costs, ad valorem and production taxes, and future development costs necessary to produce such reserves. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.

    The sales prices used in the calculation of estimated future net cash flows are based on the prices in effect at year end. Such prices have been held constant except for known and determinable escalations.

    Operating costs and ad valorem and production taxes are estimated based on current costs with respect to producing oil and gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

    Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved. While applicable investment tax credits and other permanent differences are considered in computing taxes, no recognition is given to tax benefits applicable to future exploration costs or the activities of the Company that are unrelated to oil and gas producing activities.

    The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at year-end and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

    The following table includes all costs incurred, whether capitalized or charged to expense at the time incurred (in millions of dollars):

                                                                                 OTHER
                                         U.S.       ARGENTINA     INDONESIA     FOREIGN      TOTAL
1993
  Property acquisition costs
    Unproved-------------------------        6.4      --               1.8         3.8         12.0
    Proved---------------------------       29.7      --               2.9        --           32.6
    Other----------------------------        0.8      --             --           --            0.8
  Exploration costs------------------       20.9       0.7             5.2        11.7         38.5
  Development costs------------------       85.3       7.3             7.6        --          100.2
                                           143.1       8.0            17.5        15.5        184.1

1992
  Property acquisition costs
    Unproved-------------------------       29.3       0.2             8.8         3.5         41.8
    Proved---------------------------      294.1      --              59.4        --          353.5
    Other----------------------------       65.6      --             --           --           65.6
  Exploration costs------------------       18.4       2.1             2.9         8.9         32.3
  Development costs------------------       56.8       3.0             1.8        --           61.6
                                           464.2       5.3            72.9        12.4        554.8
1991
  Property acquisition costs
    Unproved-------------------------        4.4      --             --            3.2          7.6
    Proved---------------------------       29.0      --             --           34.1         63.1
    Other----------------------------     --          --             --           --           --
  Exploration costs------------------       20.7      --             --            4.1         24.8
  Development costs------------------       85.8      --             --            0.7         86.5
                                           139.9      --             --           42.1        182.0

                                       60

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

    The following table sets forth information concerning capitalized costs at December 31, 1993 and 1992 related to the Company's oil and gas operations (in millions of dollars):

                                                                  1993         OTHER                        1992
                                          U.S.      ARGENTINA    INDONESIA    FOREIGN     TOTAL      U.S.      ARGENTINA
Oil and gas properties
    Unproved-------------------------       40.3        1.3          12.0       10.7         64.3       80.1       1.3
    Proved---------------------------    1,869.9       48.9          68.0         --      1,986.8    2,049.8      37.5
    Other----------------------------       13.2         --            --         --         13.2       82.0     --
Accumulated amortization of unproved
  properties-------------------------      (14.6)      (1.2)         (2.8)      (9.9)       (28.5)     (23.6)     (1.0)
Accumulated depletion, depreciation
  and impairment of proved
  properties-------------------------   (1,181.9)      (7.9)        (22.4)        --     (1,212.2)  (1,200.0)     (4.6)
Accumulated depreciation of other oil
  and gas properties                        (4.3)        --            --         --         (4.3)      (7.5)    --
                                           722.6       41.1          54.8        0.8        819.3      980.8      33.2

                                                     1992
                                                     OTHER
                                       INDONESIA    FOREIGN     TOTAL
Oil and gas properties
    Unproved-------------------------     10.2         7.3         98.9
    Proved---------------------------     62.7        --        2,150.0
    Other----------------------------                 --           82.0
Accumulated amortization of unproved
  properties-------------------------     (1.7)       (2.6)       (28.9)
Accumulated depletion, depreciation
  and impairment of proved
  properties-------------------------     (2.3)       --       (1,206.9)
Accumulated depreciation of other oil
  and gas properties                     --           --           (7.5)
                                          68.9         4.7      1,087.6

                                       61

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

    The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1993, 1992 and 1991 (in millions of dollars):

                                                                              OTHER
                                         U.S.      ARGENTINA    INDONESIA    FOREIGN     TOTAL
1993
  Revenues---------------------------     401.2       12.5          23.2       --          436.9
  Production costs-------------------    (166.9)      (5.2)        (13.2)      --         (185.3)
  Oil and gas systems and
    pipelines------------------------      (4.2)     --            --          --           (4.2)
  Exploration, including dry hole
    costs----------------------------     (16.4)      (0.7)         (2.2)     (11.7)       (31.0)
  Depletion, depreciation,
    amortization and impairments-----    (218.8)      (3.6)        (21.2)      (6.7)      (250.3)
  Restructuring charges--------------     (27.8)     --            --          --          (27.8)
  Gain (loss) on disposition of
    properties-----------------------      (0.7)     --            --          --           (0.7)
                                          (33.6)       3.0         (13.4)     (18.4)       (62.4)
  Income taxes-----------------------      24.1       (0.9)          1.9       --           25.1
                                           (9.5)       2.1         (11.5)     (18.4)       (37.3)
1992
  Revenues---------------------------     400.0       13.9          13.6       --          427.5
  Production costs-------------------    (160.2)      (5.5)         (7.3)      --         (173.0)
  Oil and gas systems and
    pipelines------------------------      (3.2)     --            --          --           (3.2)
  Exploration, including dry hole
    costs----------------------------     (12.9)      (2.2)         (1.3)      (9.1)       (25.5)
  Depletion, depreciation,
    amortization and impairments-----    (136.7)      (3.7)         (2.7)      (1.6)      (144.7)
  Gain (loss) on disposition of
    properties-----------------------      13.6      --            --          --           13.6
                                          100.6        2.5           2.3      (10.7)        94.7
  Income taxes-----------------------     (37.9)     --             (1.6)      --          (39.5)
                                           62.7        2.5           0.7      (10.7)        55.2
1991
  Revenues---------------------------     376.1        3.7         --          --          379.8
  Production costs-------------------    (155.1)      (2.5)        --          --         (157.6)
  Exploration, including dry hole
    costs----------------------------     (15.5)      (1.5)        --          (1.7)       (18.7)
  Depletion, depreciation,
    amortization and impairments-----    (101.3)      (1.8)        --          (0.7)      (103.8)
  Gain (loss) on disposition of
    properties-----------------------      (0.5)     --            --          --           (0.5)
                                          103.7       (2.1)        --          (2.4)        99.2
  Income Taxes-----------------------     (42.3)     --            --          --          (42.3)
                                           61.4       (2.1)        --          (2.4)        56.9

    Income taxes are computed by applying the appropriate statutory rate to the results of operations before income taxes. Applicable tax credits and allowances related to oil and gas producing activities have been taken into account in computing income tax expenses. No deduction has been made for indirect cost such as corporate overhead or interest expense.

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

SUMMARIZED QUARTERLY FINANCIAL DATA
                                        1 QTR      2 QTR      3 QTR       4 QTR       YEAR
                                           (IN MILLIONS OF DOLLARS EXCEPT PER SHARE DATE)
  1993
    Revenues-------------------------    115.3      116.3      102.7       102.6       436.9
    Gross profit (a)-----------------     19.0       22.5        8.5      (130.7)      (80.7)
    Income (loss) from operations----     12.0       15.4        1.2      (141.6)(b)  (113.0)
    Net income (loss)----------------     (0.4)       4.0        2.4       (83.1)      (77.1)
    Earnings (loss) attributable to
      common shares------------------     (2.2)       2.3        0.6       (84.8)      (84.1)
    Earnings (loss) attributable to
      common shares per share--------    (0.02)      0.02       0.01       (0.95)      (0.94)
    Average shares outstanding
      (millions)---------------------     89.6       89.7       89.8        89.8        89.7
  1992
    Revenues-------------------------     78.5       97.7      127.9       123.4       427.5
    Gross profit (a)-----------------      2.9       34.1       32.0        19.4        88.4
    Income (loss) from operations----     (3.5)      25.1       24.4        11.5        57.5
    Net income (loss)----------------     (8.8)       1.8        7.3        (1.7)       (1.4)
    Earnings (loss) attributable to
      common shares------------------     (8.8)       1.0        5.5        (3.4)       (5.7)
    Earnings (loss) attributable to
      common shares per share--------     (.14)       .01        .06        (.04)       (.07)
    Average shares outstanding
      (millions)---------------------     64.3       72.7       89.4        89.5        79.0

  (a) Revenues less operating expenses other than general and administrative.

  (b) Includes charges of $99.3 million for impairment of oil and gas properties and $38.6 million for restructuring charges.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SANTA FE ENERGY RESOURCES, INC.

                                          By   /s/  MICHAEL J. ROSINSKI
                                                    MICHAEL J. ROSINSKI
                                                     VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

Dated: March 22, 1994

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE AND TITLE
               JAMES L. PAYNE, Chairman
             of the Board, President and
         Chief Executive Officer and Director
            (PRINCIPAL EXECUTIVE OFFICER)

         MICHAEL J. ROSINSKI, Vice President
             and Chief Financial Officer
     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                      DIRECTORS
                   Rod F. Dammeyer
                  William E. Greehey
                   Melvyn N. Klein
                   Robert D. Krebs
                   Allan V. Martini
                  Michael A. Morphy
                  Reuben F. Richards         By:    /s/  MICHAEL J. ROSINSKI
                   David M. Schulte                      MICHAEL J. ROSINSKI
                   Marc J. Shapiro                       VICE PRESIDENT AND
                    Robert F. Vagt                       CHIEF FINANCIAL OFFICER
                  Kathryn D. Wriston                     ATTORNEY IN FACT

Dated: March 22, 1994

                        SANTA FE ENERGY RESOURCES, INC.
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                      THREE YEARS ENDED DECEMBER 31, 1993
                            (IN MILLIONS OF DOLLARS)

                                                             OTHER
                                                          PROPERTIES
                                        OIL AND GAS           AND
                                         PROPERTIES        EQUIPMENT      TOTAL
December 31, 1990--------------------      1,811.5             13.4       1,824.9
    Additions at cost----------------        164.9              8.8         173.7
    Retirements----------------------        (82.3)             (.2)        (82.5)
    Other(a)-------------------------         12.1              2.4          14.5
December 31, 1991--------------------      1,906.2             24.4       1,930.6
    Additions at cost----------------        533.9              2.4         536.3
    Retirements----------------------       (117.1)             (.1)       (117.2)
    Other(a)-------------------------          7.9               .1           8.0
December 31, 1992--------------------      2,330.9             26.8       2,357.7
    Additions, at cost---------------        146.4              4.3         150.7
    Retirements----------------------       (494.9)            (1.3)       (496.2)
    Other(a)-------------------------         81.9             (2.5)         79.4
December 31, 1993--------------------      2,064.3             27.3       2,091.6

  (a) Principally represents an increase in proportionate ownership of property of the Partnership due to reinvestment of the Partnership distributions and in 1993 the purchase of the publicly held Depository Units and undeposited LP Units of the Partnership (see Note 1 to the Consolidated
      Financial Statements).

                                       65

                        SANTA FE ENERGY RESOURCES, INC.
               SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                      THREE YEARS ENDED DECEMBER 31, 1993
                            (IN MILLIONS OF DOLLARS)
                                                            OTHER
                                                         PROPERTIES
                                        OIL AND GAS          AND
                                        PROPERTIES        EQUIPMENT      TOTAL
December 31, 1990--------------------     1,071.4             8.5        1,079.9
    Additions------------------------       103.8             2.8          106.6
    Retirements----------------------       (61.6)            (.1)         (61.7)
    Other(a)-------------------------         8.4              --            8.4
December 31, 1991--------------------     1,122.0            11.2        1,133.2
    Additions------------------------       144.8             1.5          146.3
    Retirements----------------------       (29.5)            (.1)         (29.6)
    Other(a)-------------------------         6.0           --               6.0
December 31, 1992--------------------     1,243.3            12.6        1,255.9
    Additions(b)---------------------       249.7             1.7          251.4
    Retirements----------------------      (309.6)           (0.4)        (310.0)
    Other(a)-------------------------        61.6           --              61.6
December 31, 1993--------------------     1,245.0            13.9        1,258.9

  (a) Principally represents an increase in proportionate ownership of property of the Partnership due to reinvestment of the Partnership distributions and in 1993 the purchase of the publicly held Depository Units and undeposited LP Units of the Partnership (see Note 1 to the Consolidated
      Financial Statements).

  (b) Depletion, depreciation, amortization and impairment expense per the Statement of Operations totals $252.0 million. Such amount includes amortization expense of $0.6 million with respect to certain assets included in Other Assets.

                                       66

                        SANTA FE ENERGY RESOURCES, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1993
                            (IN MILLIONS OF DOLLARS)

                                        1993       1992       1991
Accounts receivable
    Balance at the beginning of
      period-------------------------    5.0        2.6        2.8
        Charge (credit) to income----     --         --         --
        Net amounts written off------   (0.1 )     (1.1 )      (.2 )
        Other(a)---------------------    1.4        3.5        --
    Balance at the end of period-----    6.3        5.0        2.6

  (a) Represents valuation accounts related to accounts receivable acquired in merger with Adobe Resources Corporation.

                        SANTA FE ENERGY RESOURCES, INC.
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                      THREE YEARS ENDED DECEMBER 31, 1993
                   (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)

                                                         WEIGHTED
                                                          AVERAGE                                            WEIGHTED
                                                       INTEREST RATE        MAXIMUM          AVERAGE         AVERAGE
                                                        OF AMOUNTS          AMOUNT           AMOUNT          INTEREST
                                         BALANCE        OUTSTANDING       OUTSTANDING      OUTSTANDING         RATE
                                         AT END           AT END            AT ANY         DURING THE       DURING THE
                                        OF PERIOD        OF PERIOD         MONTH END        PERIOD(A)       PERIOD(B)
1992
    Short-term bank loan-------------        --               --%               3.7             0.6            5.89%
1991
    Short-term bank loan-------------       4.6             6.04%              11.4             7.2            7.06%

  (a) Total of daily outstanding principal divided by the actual number of days in the period.

  (b) Actual interest expense on short-term borrowings divided by the average borrowings outstanding during the period, based upon a 365-day year.

                                       68

                        SANTA FE ENERGY RESOURCES, INC.
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      THREE YEARS ENDED DECEMBER 31, 1993
                            (IN MILLIONS OF DOLLARS)

                                        YEAR ENDED DECEMBER 31,
                                        1993      1992      1991
Maintenance and repairs--------------   27.1      25.0      22.6
Taxes (other than income)
    Ad valorem-----------------------   12.0      11.4      17.0
    Production and severance---------    9.5       8.2       6.8
    Payroll and other----------------    5.8       4.7       3.4
                                        27.3      24.3      27.2

                               INDEX OF EXHIBITS

    A.  EXHIBITS

        EXHIBIT
         NUMBER                                                  DESCRIPTION
          3(a)   --       Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the
                          Form S-2 Registration Statement of Santa Fe Energy Resources, Inc. ('SFER, Inc.')
                          Commission File No. 33-32831).
          3(b)   --       Bylaws, as amended (incorporated by reference to Exhibit 3(b) to SFER, Inc.'s Annual
                          Report on Form 10-K for the year ended December 31, 1992).
          4(a)   --       Form of Certificate of Designation, Rights and Preferences of the 7% Convertible Preferred
                          Stock of Santa Fe Energy Resources, Inc. (incorporated by reference to Exhibit 3(b) of the
                          Form S-4 Registration Statement of SFER, Inc., Commission File No. 33-45043).
          4(b)   --       Note Agreement dated as of March 31, 1990, by and among Santa Fe Energy Resources, Inc.
                          and various institutional investors relating to the issuance of $365,000,000 of Senior
                          Notes maturing 1993-2005, as amended (incorporated by reference to Exhibit 4(b) to SFER,
                          Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).
          4(c)   --       Amendment dated as of November 1, 1992, to Note Agreement dated as of March 30, 1990, by and among Santa Fe Energy Resources, Inc. and various institutional investors, relating to the issuance of $365,000,000 of Senior Notes maturing 1993 to 2005, as amended
                          (incorporated by reference to Exhibit 4(c) to SFER, Inc.'s Annual Report on Form 10-K for
                          the year ended December 31, 1992).
         *4(d)   --       Amendment dated as of December 31, 1993, to Note Agreement dated as of March 30, 1990, by and among Santa Fe Energy Resources, Inc. and various institutional investors, relating to the issuance of $365,000,000 of Senior Notes maturing 1993 to 2005, as amended.
         10(a)   --       Revolving and Term Credit Agreement, dated as of May 20, 1992, among Santa Fe Energy
                          Resources, Inc., the banks signatory thereto and Texas Commerce Bank National Association as Co-Agent and Administrative Agent and NationsBank of Texas, N.A. as Co-Agent
                          (incorporated by reference to Exhibit 10(a) to SFER, Inc.'s Annual Report on Form 10-K for
                          the year ended December 31, 1992).
         10(b)   --       Amendment dated as of December 1, 1992, to Revolving Term and Credit Agreement dated as of
                          May 20, 1992, among Santa Fe Energy Resources, Inc., the banks signatory thereto and Texas
                          Commerce Bank National Association as Co-Agent and Administrative Agent and NationsBank of
                          Texas, N.A. as Co-Agent (incorporated by reference to Exhibit 10(b) to SFER, Inc.'s Annual
                          Report on Form 10-K for the year ended December 31, 1992).
        *10(c)   --       Amendment dated as of April 14, 1993, to Revolving Term and Credit Agreement dated as of
                          May 20, 1992, among Santa Fe Energy Resources, Inc., the banks signatory thereto and Texas
                          Commerce Bank National Association as Co-Agent and Administrative Agent and NationsBank of
                          Texas, N.A. as Co-Agent.
        *10(d)   --       Letter of Credit Agreement dated as of May 19, 1993, among Santa Fe Energy Resources,
                          Inc., the banks signatory thereto and Texas Commerce Bank National Association as Co-Agent
                          and Administrative Agent and NationsBank of Texas, N.A. as Co-Agent.
        *10(e)   --       Credit Agreement dated as of June 30, 1987 among Santa Fe Energy Operating Partners, L. P.
                          Morgan Guaranty Trust Company as Agent, and the Lenders thereunder.
                                       70

         10(f)   --       Agreement for the Allocation of the Consolidated Federal Income Tax Liability Among the
                          Members of the Santa Fe Pacific Corporation ('SFP') Affiliated Group, as amended, dated
                          December 23, 1983 (incorporated by reference to Exhibit 10.8 of the Form S-2 Registration
                          Statement of SFER, Inc. Commission File No. 33-32831).

         10(g)   --       Santa Fe Energy Resources, Inc. Incentive Compensation Plan (incorporated by reference to
                          Exhibit 10(d) to SFER, Inc.'s Annual Report on Form 10-K for the year ended
                          December 31, 1990).

         10(h)   --       Santa Fe Energy Resources, Inc. 1990 Incentive Stock Compensation Plan, as amended
                          (incorporated by reference to Exhibit 10(h) to SFER, Inc.'s Annual Report on Form 10-K
                          for the year ended December 31, 1992).

         10(i)   --       Example of employment agreements entered into with executive officers of SFER, Inc
                          (incorporated by reference to Exhibit 10(f) to SFER, Inc.'s Annual Report on Form 10-K
                          for the year ended December 31, 1990).

         10(j)   --       Example of Indemnification Agreement with SFER, Inc. directors and officers (incorporated by reference to Exhibit 10(g) to SFER, Inc.'s Annual
                          Report on Form 10-K for the year ended December 31, 1990).

         10(k)   --       Spin Off Tax Indemnification Agreement between SFER, Inc. and SFP (incorporated by reference to Exhibit 10(h) to SFER, Inc.'s Annual Report on Form 10-K for the
                          year ended December 31, 1990).

         10(l)   --       Agreement Concerning Taxes among the Company, certain subsidiaries of the Company and SFP (incorporated by reference to Exhibit 10(i) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

         10(m)   --       Agreements for the Allocation of the Combined State Income Tax Liability Among the
                          Members of the Santa Fe Pacific Corporation Affiliated Group for the States of
                          Arizona, California, Illinois, Kansas, New Mexico, Oregon and Utah (incorporated by reference to Exhibit 10(j) to SFER, Inc.'s Annual Report on Form 10-K for the
                          year ended December 31, 1990).

         10(n)   --       Agreement of Limited Partnership, South Belridge Limited Partnership, dated as of
                          October 31, 1990, by and between Santa Fe Energy Resources, Inc. and the Prudential
                          Insurance Company of America (incorporated by reference to Exhibit 10(k) to SFER,
                          Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

         10(o)   --       Santa Fe Energy Resources Supplemental Retirement Plan, effective as of December 4, 1990
                          (incorporated by reference to Exhibit 10(l) to SFER, Inc.'s Annual Report on
                          Form 10-K for the year ended December 31, 1990).

         *10(p)  --       Santa Fe Energy Resources, Inc. Deferred Compensation Plan, effective as of January 1, 1991 as amended and restated, effective February 1, 1994.

         10(q)   --       Stock Ownership and Registration Rights Agreement dated December 10, 1991, by, between and among SFER, Inc., Minorco, and Minorco (U.S.A.) Inc. (incorporated by reference to
                          Exhibit 10(r) of the Form S-4 Registration Statement of SFER, Inc., Commission File
                          No. 33-45043).

         10(r)   --       Form of Net Profits Conveyance from Santa Fe Energy Resources, Inc. to Texas Commerce
                          Bank, Trustee of the Santa Fe Energy Royalty Trust (incorporated by reference to
                          Exhibit 10.1 of the Form S-1/S-3 Registration of Santa Fe Energy Resources, Inc. and
                          Santa Fe Energy Trust, Commission File No. 33-51760).

         10(s)   --       Form of Wasson Conveyance from Santa Fe Energy Resources, Inc. to Texas Commerce Bank,
                          Trustee of the Santa Fe Energy Royalty Trust (incorporated by reference to Exhibit 10.2 of the Form S-1/S-3 Registration of Santa Fe Energy Resources, Inc. and Santa Fe Energy
                          Trust, Commission File No. 33-51760).

        *10(t)   --       Gas Marketing Agreement, dated as of December 14, 1993, between Santa Fe Energy
                          Resources, Inc., Santa Fe Energy Operating Partners, L.P. and Adobe Gas Pipeline Company.

        *10(u)   --       Agreement of Sale and Purchase by and among Santa Fe Energy Resources, Inc.,
                          Santa Fe Energy Operating Partners, L.P. and Bridge Oil (U.S.A.) Inc. dated
                          December 2, 1993.

        *10(v)   --       Amended and Restated Revolving Credit Agreement dated as of March 16, 1994 among Santa Fe
                          Energy Resources, Inc., the banks signatory thereto, and Texas Commerce Bank National Association as Co-Agent and Administrative Agent and NationsBank of Texas, N.A. as Co-Agent.

        *10(w)   --       Letter of Credit Agreement dated as of March 16, 1994 among Santa Fe Energy Resources, Inc., the banks signatory thereto, and Texas Commerce Bank National Association as Co-Agent and Administrative
                          Agent and NationsBank of Texas, N.A. as Co-Agent.

         22(a)   --       Subsidiaries of the registrant (incorporated by reference to Exhibit 22(a)
                          to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992).

        *23(a)   --       Consent of Independent Accountants with respect to Registration Statements on Form S-8
                          (Nos. 33-37175, 33-44541 and 33-44542).

        *23(b)   --       Consent of Ryder Scott Company with respect to Registration Statements on Form S-8
                          (Nos. 33-37175, 33-44541 and 33-44542).

        *24      --       Powers of Attorney

* Included in this report.

    B.  REPORTS ON FORM 8-K.

        DATE             ITEM
  February 8, 1994         5