Form 10-Q
period 1994-03-31
SANTA FE ENERGY RESOURCES INC
filed 1994-05-12
CIK 86772

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

         /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1994

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  \   No

        Shares of Common Stock outstanding at May 6, 1994 -- 89,957,219.

                         PART I _ FINANCIAL STATEMENTS

                                        PAGE
Consolidated Statement of Operations
  Three Months Ended March 31, 1994
  and 1993---------------------------       2
Consolidated Balance Sheet
  March 31, 1994 and December 31,
  1993-------------------------------       3
Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1994
  and 1993---------------------------       4
Consolidated Statement of
  Shareholders' Equity
  Three Months Ended March 31, 1994
  and 1993---------------------------       5
Notes to Consolidated Financial
  Statements-------------------------       6
Management's Discussion and Analysis
  of Financial Condition
  and Results of Operations----------      10

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                         1994       1993
Revenues
    Crude oil and liquids------------  $    58.6  $    80.5
    Natural gas----------------------       28.1       28.6
    Natural gas systems--------------     --            3.0
    Crude oil marketing and
      trading------------------------        2.7        2.3
    Other----------------------------        0.9        0.9
                                            90.3      115.3
Costs and Expenses
    Production and operating---------       40.6       42.7
    Oil and gas systems and
      pipelines----------------------     --            1.1
    Exploration, including dry hole
      costs--------------------------        5.0        7.1
    Depletion, depreciation and
      amortization-------------------       32.1       37.6
    General and administrative-------        7.6        7.0
    Taxes (other than income)--------        7.4        7.1
    Restructuring charges------------        7.0     --
    Loss (gain) on disposition of oil
      and gas properties-------------       (9.4)       0.7
                                            90.3      103.3
Income (Loss) from Operations--------     --           12.0
    Interest income------------------        0.2        1.2
    Interest expense-----------------      (10.3)     (13.7)
    Interest capitalized-------------        0.9        1.1
    Other income (expense)-----------        0.9       (0.2)
Income (Loss) Before Income Taxes----       (8.3)       0.4
    Income tax benefit (expense)-----        5.8       (0.8)
Net Income (Loss)--------------------       (2.5)      (0.4)
Preferred dividend requirement-------       (1.8)      (1.8)
Earnings (Loss) Attributable to
  Common Shares----------------------  $    (4.3) $    (2.2)
Earnings (Loss) Attributable to
  Common Shares Per Share------------  $   (0.05) $   (0.02)
Weighted Average Number of Shares
  Outstanding (in millions)----------       89.9       89.6

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                        MARCH 31,     DECEMBER 31,
                                           1994           1993
                                       (UNAUDITED)

               ASSETS
Current Assets
    Cash and cash equivalents--------  $        3.2    $      4.8
    Accounts receivable--------------          78.4          87.4
    Inventories----------------------           9.7           8.7
    Assets held for sale-------------          49.1          59.5
    Other current assets-------------          11.7          12.2
                                              152.1         172.6
Investment in Hadson Corporation-----          57.0          56.2
Properties and Equipment, at cost
    Oil and gas (on the basis of
      successful efforts
      accounting)--------------------       2,081.0       2,064.3
    Other----------------------------          27.0          27.3
                                            2,108.0       2,091.6
    Accumulated depletion,
      depreciation, amortization and
      impairment---------------------      (1,289.8)     (1,258.9)
                                              818.2         832.7
Other Assets
    Receivable under gas balancing
      arrangements-------------------           4.0           3.9
    Other----------------------------          10.9          11.5
                                               14.9          15.4
                                       $    1,042.2    $  1,076.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable-----------------  $       85.0    $     93.5
    Interest payable-----------------           0.8          10.2
    Current portion of long-term
      debt---------------------------          42.9          44.3
    Other current liabilities--------          16.2          18.1
                                              144.9         166.1
Long-Term Debt-----------------------         403.5         405.4
Deferred Revenues--------------------           8.2           8.6
Other Long-Term Obligations----------          43.9          48.8
Deferred Income Taxes----------------          41.0          44.4
Commitments and Contingencies (Note
  5)---------------------------------       --            --
Convertible Preferred Stock----------          80.0          80.0
Shareholders' Equity
    Preferred stock------------------       --            --
    Common stock---------------------           0.9           0.9
    Paid-in capital------------------         498.3         496.9
    Unamortized restricted stock
      awards-------------------------          (0.1)         (0.1)
    Accumulated deficit--------------        (178.1)       (173.8)
    Foreign currency translation
      adjustment---------------------          (0.3)         (0.3)
                                              320.7         323.6
                                       $    1,042.2    $  1,076.9

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                          1994        1993
Operating Activities:
    Net income (loss)----------------  $     (2.5) $     (0.4)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
        Depletion, depreciation and
          amortization---------------        32.1        37.6
        Restructuring charges--------         1.0          --
        Deferred income taxes--------        (3.4)       (0.4)
        Net loss (gain) on
          disposition of
          properties-----------------        (9.4)        0.7
        Exploratory dry hole
          costs----------------------         0.6         1.3
        Other------------------------        (0.1)        0.7
    Changes in operating assets and
      liabilities:
        Decrease (increase) in
          accounts receivable--------         9.0         2.3
        Decrease (increase) in income
          tax refund receivable------      --            16.2
        Decrease (increase) in
          inventories----------------        (1.0)       (4.7)
        Increase (decrease) in
          accounts payable-----------         2.8        (3.4)
        Increase (decrease) in
          interest payable-----------        (9.4)       (8.9)
        Increase (decrease) in income
          taxes payable--------------        (0.1)        1.3
        Net change in other assets
          and liabilities------------        (5.3)       (0.7)
Net Cash Provided by Operating
  Activities-------------------------        14.3        41.6
Investing Activities:
    Capital expenditures, including
      exploratory dry hole costs-----       (30.5)      (30.0)
    Acquisitions of producing
      properties, net of related
      debt---------------------------        (0.6)       (4.7)
    Net proceeds from sales of
      properties---------------------        20.3         7.4
    Increase in partnership interest
      due to reinvestment------------      --            (0.5)
Net Cash Used in Investing
  Activities-------------------------       (10.8)      (27.8)
Financing Activities:
    Net change in debt---------------        (3.3)      (30.1)
    Cash dividends paid--------------        (1.8)       (5.3)
Net Cash Used in Financing
  Activities-------------------------        (5.1)      (35.4)
Net Decrease in Cash and Cash
  Equivalents------------------------        (1.6)      (21.6)
Cash and Cash Equivalents at
  Beginning of Period----------------         4.8        83.8
Cash and Cash Equivalents at End of
  Period-----------------------------  $      3.2  $     62.2

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        (SHARES AND DOLLARS IN MILLIONS)
                                                                                                 FOREIGN
                                                                    UNAMORTIZED                  CURRENCY
                                                                    RESTRICTED                   TRANSLA-       TOTAL
                                       COMMON   STOCK    PAID-IN      STOCK       ACCUMULATED      TION       SHAREHOLDERS'
                                       SHARES   AMOUNT   CAPITAL      AWARDS        DEFICIT     ADJUSTMENT      EQUITY
Balance at December 31, 1993---------    89.8    $0.9    $ 496.9     $  (0.1)     $  (173.8)     $ (0.3)       $ 323.6
  Issuance of common stock-----------     0.1    --          1.4      --             --           --               1.4
  Net loss---------------------------    --      --        --         --               (2.5)      --              (2.5)
  Dividends declared-----------------    --      --        --         --               (1.8)      --              (1.8)
Balance at March 31, 1994------------    89.9    $0.9    $ 498.3     $  (0.1)     $  (178.1)     $ (0.3)       $ 320.7
Balance at December 31, 1992---------    89.5    $0.9    $ 494.3     $  (0.4)     $   (78.0)     $ (0.2)       $ 416.6
  Issuance of common stock-----------     0.2    --          1.8      --             --           --               1.8
  Amortization of restricted
   stock awards----------------------    --      --        --            0.1         --           --               0.1
  Net loss---------------------------    --      --        --         --               (0.4)      --              (0.4)
  Dividends declared-----------------    --      --        --         --               (5.3)      --              (5.3)
Balance March 31, 1993---------------    89.7    $0.9    $ 496.1     $  (0.3)     $   (83.7)     $ (0.2)       $ 412.8


   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. ('Santa Fe' or the 'Company') reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1994 and the Company's results of operations and cash flows for the three-month periods ended March 31, 1994 and 1993. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

    These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1993.

(2)  CORPORATE RESTRUCTURING PROGRAM

    In the fourth quarter of 1993 the Company adopted a corporate restructuring program which includes (i) the concentration of capital spending in the Company's core operating areas; (ii) the disposition of non-core assets; (iii) the elimination of the $0.04 per share quarterly common stock dividend; and (iv) an evaluation of the Company's capital and cost structures.

    The Company's non-core asset disposition program includes the sale of its natural gas gathering and processing assets to Hadson Corporation ('Hadson'), the sale to Vintage Petroleum, Inc. of certain southern California and Gulf Coast oil and gas producing properties and the sale to Bridge Oil (U.S.A.) Inc. of certain Mid-Continent and Rocky Mountain oil and gas producing properties and undeveloped acreage. Based on the evaluation of its capital and cost structures, the Company (i) implemented a cost reduction program which includes the reduction of its salaried work force by approximately 20%, an improvement in the efficiency of its information systems and reductions in other general and administrative costs and (ii) determined to proceed with a refinancing of certain of its long-term debt.

    In implementing the corporate restructuring program, in 1993 the Company recorded restructuring charges of $38.6 million comprised of (i) losses on property dispositions of $27.8 million; (ii) long-term debt repayment penalties of $8.6 million; and (iii) accruals for certain personnel benefits and related costs of $2.2 million. In the first quarter of 1994 the Company recorded additional restructuring charges of $7.0 million comprised of severance, benefits and relocation expenses associated with the cost reduction program.

(3)  STATEMENT OF CASH FLOWS

    The Company made interest and income tax payments as follows during the three months ended March 31, 1994 and 1993 (in millions of dollars):

                                            1994       1993

Interest payments--------------------       21.2       21.5
Income tax payments------------------        0.8        0.8

(4)  INVESTMENT IN HADSON CORPORATION

    The following table summarizes the Company's investment in Hadson Corporation ('Hadson') and the changes in such investment during the three months ended March 31, 1994 (in millions of dollars):

                                            INVESTMENT IN
                                        PREFERRED    COMMON
                                          STOCK      STOCK     TOTAL

Investment at December 31, 1993------      48.7        7.5      56.2
Preferred dividends, paid in-kind----       1.4         --       1.4
Equity in loss attributable to common
  shares-----------------------------        --       (0.6)     (0.6)
Investment at March 31, 1994---------      50.1        6.9      57.0

    The following table summarizes Hadson's results of operations for the three months ended March 31, 1994 (in millions of dollars):

Revenues-----------------------------      193.2
Expenses-----------------------------     (192.8)
Income before income taxes-----------        0.4
Income taxes-------------------------       --
Net income---------------------------        0.4
Preferred dividend requirement-------       (1.4)
Loss attributable to common
  shares-----------------------------       (1.0)

(5)  COMMITMENTS AND CONTINGENCIES

  NATURAL GAS HEDGING PROGRAM

    In the third quarter of 1992 the Company initiated a hedging program with respect to its sales of natural gas. The Company has used various instruments whereby monthly settlements are based on the differences between the price or range of prices specified in the instruments and the settlement price of certain natural gas futures contracts quoted on the New York Mercantile Exchange. In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified prices the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. For the three months ended March 31, 1994 and 1993, hedges resulted in a reduction in natural gas revenues of $0.3 million and $0.8 million, respectively.

    The Company has open natural gas hedging contracts covering approximately
6.0 Bcf during the period March through September 1994. The 'approximate break-even price' (the average of the monthly settlement prices of the applicable futures contracts which would result in no settlement being due to or from the Company) with respect to such contracts is approximately $1.89 per Mcf. The Company has no other outstanding natural gas hedging instruments.

  ENVIRONMENTAL REGULATION

    Federal, state and local laws and regulations relating to environmental quality control affect the Company in all of its oil and gas operations. The Company has been identified as one of over 250 potentially responsible parties ('PRPs') at a superfund site in Los Angeles County, California. The site was operated by a third party as a waste disposal facility from 1948 until 1983. The Environmental Protection Agency ('EPA') is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In 1989, the EPA and a group of the PRPs entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company is a member of the group that is responsible for carrying out this first phase of work, which is expected to be completed in five to eight years. The maximum liability of the group, which is joint and several for each member of the group, for the first phase is $37.0 million, of which the Company's share is expected to be approximately $2.4 million ($1.3 million after recoveries from working interest participants in the unit at which the wastes were generated) payable over the period that the phase one work is performed. The EPA and a group of PRPs of which the Company is a member have also entered into a subsequent consent decree with respect to the second phase of work (gas control). The liability of this group has not been capped, but is estimated to be $130.0 million. The Company's share of costs of this phase, however, is expected to be approximately of the same magnitude as that of the first phase because more parties are involved in the settlement. The Company has provided for costs with respect to the first two phases, but it cannot currently estimate the cost of any subsequent phases of work or final remediation which may be required by the EPA.

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

    On April 4, 1994, the Company received a request from the EPA for information pursuant to Section 104(a) of CERCLA and a letter ordering the Company and seven other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California. The Company owned the property on which the site is located from 1921 to 1932. After the Company sold the property, hazardous wastes were allegedly disposed there by a third party who operated a disposal site. The EPA estimates that the total past and future costs for remediation will approximate $9 million. The Company believes that it has valid defenses to liability. While it is still investigating its exposure, if any, for the remedial costs, the Company does not believe that any such costs would be material.

  EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain key employees. The initial term of each agreement expired on December 31, 1990 and, on January 1, 1991 and beginning on each January 1 thereafter, is automatically extended for one-year periods, unless by September 30 of any year the Company gives notice that the agreement will not be extended. The term of the agreements is automatically extended for 24 months following a change of control. The consummation of the merger of Adobe Resources into the Company in 1992 constituted a change of control as defined in the agreements.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

    For the three months ended March 31, 1994 the Company reported a loss to common shares of $4.3 million, or $0.05 per share. The loss includes a $7.0 million restructuring charge related to a cost reduction program implemented by the Company (see -- Liquidity and Capital Resources). At March 31, 1994 the Company's long-term debt totalled $446.4 million, a portion of which the Company intends to refinance to reduce required debt amortization in the near-term and provide additional financial flexibility in the current low oil price environment (see -- Liquidity and Capital Resources).

GENERAL

    As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. A substantial portion of the Company's crude oil production is from long-lived fields where EOR methods are being utilized. The market price of the heavy (i.e., low gravity, high viscosity) and sour (i.e., high sulfur content) crude oils produced in these fields is lower than sweeter, light (i.e., low sulfur and low viscosity) crude oils, reflecting higher transportation and refining costs. The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for the first quarter of 1994 of $9.64 per barrel, compared to $13.16 per barrel for West Texas Intermediate crude oil (an industry posted price generally indicative of spot prices for sweeter light crude oil). In addition, the lifting costs of heavy crude oils are generally higher than the lifting costs of light crude oils. As a result of these narrower margins, even relatively modest changes in crude oil prices may significantly affect the Company's revenues, results of operations, cash flows and proved reserves. In addition, prolonged periods of high or low oil prices may have a material effect on the Company's financial position.

    Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. The period since mid-1990 has included some of the largest fluctuations in oil prices in recent times, primarily due to the political unrest in the Middle East. The actual average sales price (unhedged) received by the Company ranged from a high of $23.92 per barrel in the fourth quarter of 1990 to a low of $10.00 per barrel for the first quarter of 1994. The Company's average sales price for its 1993 oil production was $12.93 per barrel. Based on operating results of 1993, the Company estimates that a $1.00 per barrel increase or decrease in average crude oil sales prices would have resulted in a corresponding $21.6 million change in 1993 income from operations and a $16.2 million change in 1993 cash flow from operating activities. The Company also estimates that a $0.10 per Mcf increase or decrease in average natural gas sales prices would have resulted in a corresponding $5.8 million change in 1993 income from operations and a $4.4 million change in 1993 cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depreciation and depletion, that would result from a change in oil and natural gas prices.

    In the third quarter of 1992 a hedging program was initiated with respect to the Company's sales of natural gas. See Note 5 to the Consolidated Financial Statements.

    In November 1992, 5,725,000 Depositary Units consisting of interests in Santa Fe Energy Trust (the 'Trust') were sold in a public offering. For any calendar quarter ending on or prior to December 21, 2002, the Trust will receive additional royalty payments to the extent necessary to distribute $0.40 per Depositary Unit per quarter. The source of such payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. The aggregate amount of such payments will be limited to $20.0 million on a revolving basis. The

Company was required to make additional royalty payments of $362,000 and $506,000 with respect to the distributions made by the Trust for operations during the quarters ended December 31, 1993 and March 31, 1994, respectively.

RESULTS OF OPERATIONS

  REVENUES

    The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:

                                            THREE MONTHS
                                           ENDED MARCH 31,
                                           1994       1993
Crude Oil and Liquids
  Revenues ($/Millions)
    Sales
      Domestic
        California Heavy-------------       29.2       39.0
        Other------------------------       21.1       35.0
                                            50.3       74.0
        Argentina--------------------        2.3        2.7
        Indonesia--------------------        6.8        6.4
      Net Profits Payments-----------       (0.8)      (2.6)
                                            58.6       80.5
  Volumes (MBbls/day)
    Domestic
      California Heavy---------------       37.8       36.9
      Other--------------------------       20.2       24.1
                                            58.0       61.0
    Argentina------------------------        2.5        2.0
    Indonesia------------------------        5.5        4.3
                                            66.0       67.3
  Sales Prices ($/Bbl)
    Unhedged
      Domestic
        California Heavy-------------       8.60      11.73
        Other------------------------      11.59      16.18
        Total------------------------       9.64      13.49
      Argentina----------------------      10.27      15.45
      Indonesia----------------------      13.74      16.25
      Total--------------------------      10.00      13.73
    Hedged---------------------------      10.00      13.73
Natural Gas
  Revenues ($/Millions)
    Sales----------------------------       29.3       31.3
    Hedging--------------------------       (0.3)      (0.8)
    Net Profits Payments-------------       (0.9)      (1.9)
                                            28.1       28.6
  Volumes (MMcf/day)-----------------      155.5      177.8
  Sales Prices ($/Mcf)
    Unhedged-------------------------       2.10       1.96
    Hedged---------------------------       2.07       1.91

    Total revenues declined 22% from $115.3 million in the first quarter of 1993 to $90.3 million in the first quarter of 1994 primarily due to lower oil prices in 1994. The average price realized per barrel of oil in 1994 was $10.00, a 27% decrease from the $13.73 realized in 1993. Daily average oil production decreased 1,300 barrels per day during the first quarter of 1994 primarily reflecting the sale to Vintage Petroleum, Inc. ('Vintage') in the fourth quarter of 1993 of properties which produced approximately 3,200 barrels per day, partially offset by increased production in Indonesia and Argentina. Natural gas production declined to an average of 155.5 MMcf per day in the first quarter of 1994 compared to 177.8 MMcf per day in the first quarter of 1993. However, production for the 1993 period included a positive adjustment of approximately 16.7 MMcf per day related to production in prior periods from certain nonoperated properties. In addition, the 1993 volumes include approximately 7.0 MMcf per day attributable to the properties sold to Vintage. Natural gas sales prices (hedged) for 1994 averaged $2.07 per Mcf, approximately 8% higher than the $1.91 realized in 1993. Natural gas revenues for 1994 and 1993 were reduced by $0.3 million ($0.03 per Mcf) and $0.8 million ($0.05 per Mcf), respectively, by losses on hedging transactions.

  COSTS AND EXPENSES

    The following table sets forth, on the basis of the barrel of oil equivalent ('BOE') produced by the Company during the applicable period, certain of the Company's costs and expenses (in dollars):

                                             THREE MONTHS
                                            ENDED MARCH 31,
                                            1994       1993
Production and operating costs per
  BOE (a)----------------------------       4.91       4.90
Exploration, including dry hole costs
  per BOE----------------------------       0.61       0.82
Depletion, depreciation and
  amortization per BOE---------------       3.88       4.31
General and administrative costs per
  BOE--------------------------------       0.92       0.80
Taxes other than income per BOE
  (b)--------------------------------       0.90       0.82
Interest, net, per BOE (c)-----------       1.11       1.31

  (a) Excluding related production, severance and ad valorem taxes.

  (b) Includes production, severance and ad valorem taxes.

  (c) Reflects interest expense less amounts capitalized and interest income.

    Total costs and expenses for the first quarter of 1994 of $90.3 million were 13% lower than the $103.3 million reported for the first quarter of 1993. Exploration expenses were down $2.1 million primarily reflecting lower geological and geophysical costs with respect to foreign operations and lower dry hole costs. Depletion, depreciation and amortization ('DD&A') decreased $5.5 million primarily reflecting the effect of property impairments taken in the fourth quarter of 1993 and the sale of properties to Vintage. On a BOE basis DD&A decreased by 10% from $4.31 per barrel to $3.88 per barrel. Costs and expenses for the first quarter of 1994 include $7.0 million in restructuring charges (see -- Liquidity and Capital Resources) and a $9.4 million gain on the sale of certain oil and gas properties.

    Interest expense for the first quarter of 1994 includes a credit of $2.4 million reflecting adjustments to provisions made in prior periods with respect to interest on certain federal income tax audit adjustments. Other income (expense) for the first quarter of 1994 includes $1.5 million in dividend income on Hadson Corporation ('Hadson') preferred stock (paid in-kind) and a $0.7 million loss on the Company's equity in Hadson common stock. Income taxes for the first quarter of 1994 includes a $3.0 million benefit of adjustments to provisions made in prior periods with respect to certain federal income tax audit adjustments.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has generally funded capital and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities totaled $14.3 million in the first quarter of 1994 and $41.6 million in the first quarter of 1993; net cash used in investing activities (net of proceeds from the sales of properties) in such periods totaled $10.8 million and $27.8 million, respectively.

    The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices realized therefor. Crude oil and natural gas are depleting assets. Unless the Company replaces over the long term the oil and natural gas produced from the Company's properties, the Company's assets will be depleted over time and its ability to service and incur debt at constant or declining prices will be reduced. The Company's cash flow from operations for the first quarter of 1993 reflects an average sales price (unhedged) for the Company's 1993 oil production of $13.73 per barrel and the Company's average sales price for oil production for the full year 1993 was $12.93 per barrel. In the first quarter of 1994, the average sales price (unhedged) for the Company's oil production was $10.00 per barrel. If such lower oil prices prevail throughout 1994, the Company's cash flow from operating activities for 1994 will be significantly lower than that for 1993.

    In the fourth quarter of 1993 the Company adopted a corporate restructuring program which includes (i) the concentration of capital spending in the Company's core operating areas, (ii) the disposition of non-core assets, (iii) the elimination of the $0.04 per share quarterly Common Stock dividend and (iv) an evaluation of the Company's capital and cost structures to examine ways to increase flexibility and strengthen the Company's financial performance.

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

    The Company's non-core asset disposition program includes the sale of its natural gas gathering and processing assets to Hadson (completed in December
1993), the sale to Vintage of certain southern California and Gulf Coast oil and gas producing properties (completed in November 1993) and the sale to Bridge Oil (U.S.A.) Inc. ('Bridge') of certain Mid-Continent and Rocky Mountain oil and gas producing properties and undeveloped acreage (completed in April 1994). In the first quarter of 1994, the Company sold the remaining 575,000 Depositary Units which it held in the Trust for $11.3 million and its interest in certain other oil and gas properties for $8.3 million. As a result of the Vintage and Bridge dispositions, the Company has sold properties having combined production during 1993 of 4.1 MBbls per day of oil and 21.7 MMcf per day of natural gas and estimated proved reserves of approximately 16.7 MMBOE.

    Based on current market conditions, the Company has authorized up to $130 million of capital expenditures in 1994, a level which should allow the Company to replace its estimated 1994 production, although no assurance can be given regarding such replacement. The Company intends to continue to monitor its capital expenditure program throughout the balance of 1994 and may, in response to industry conditions, including, without limitation, prevailing oil and natural gas prices and the outlook therefor, revise such program.

    Based on the review of its cost structure the Company has implemented a cost reduction program that includes the reduction of its salaried work force by approximately 20%, an improvement in the efficiency of its information systems and reductions in other general and administrative costs. These measures, together with the Company's on-going efforts to reduce production costs and the recent sale of its higher cost, non-core properties, are designed to reduce costs and expenses by approximately $30.0 million from the 1993 level (which reduction includes approximately $5.0 million of non-recurring costs). Approximately $10.0 million of the estimated cost reduction is expected to be in production and operating costs. Substantially all of this cost reduction program is expected to be implemented by year end 1994.

    Based on the review of its capital structure, the Company determined to proceed with a refinancing in the belief that it will increase the Company's financial flexibility, strengthen the Company's financial condition and permit the Company to pursue aggressively its operating strategy. In this respect the Company intends to issue in separate public offerings $100.0 million of Senior Subordinated Debentures due in 2004 and 10.7 million shares of Dividend Enhanced Convertible Stock ('DECS') which will automatically convert into 10.7 million shares of common stock in 1998. The offerings of such securities will be made concurrently, however, neither offering is dependent upon the completion of the other. Proceeds from such offerings will be used to retire existing long-term debt and for working capital purposes.

    In implementing the corporate restructuring program, in 1993 the Company recorded restructuring charges of $38.6 million comprised of (i) losses on property dispositions of $27.8 million; (ii) long-term debt repayment penalties of $8.6 million; and (iii) accruals for certain personnel benefits and related costs of $2.2 million. In the first quarter of 1994 the Company recorded additional restructuring charges of $7.0 million comprised of severance, benefits and relocation expenses associated with the cost reduction program.

    Effective March 16, 1994 the Company entered into an Amended and Restated Revolving Credit Agreement (the 'Bank Facility') which consists of a five year secured revolving credit agreement maturing December 31, 1998 ('Facility A') and a three year unsecured revolving credit facility maturing December 31, 1996 ('Facility B'). The aggregate borrowing limits under the terms of the Bank Facility are $125.0 million (up to $90.0 million under Facility A and up to $35.0 million under Facility B). Under certain circumstances, the aggregate borrowing limits under the terms of the Bank Facility may be increased to $175.0 million (up to $90.0 million under Facility A and up to $85.0 million under Facility B). Interest rates under the Bank Facility are tied to LIBOR or the bank's prime rate with the actual interest rate reflecting certain ratios based upon the Company's ability to repay its outstanding debt and the value and projected timing of production of the Company's oil and gas reserves. These and other similar ratios will also affect the Company's ability to borrow under the Bank Facility and the timing and amount of any required repayments and corresponding commitment reductions. At March 31, 1994, $70.0 million was outstanding under the terms of Facility A.

    The Company is a party to several long-term and short-term credit agreements which restrict the Company's ability to take certain actions, including covenants that restrict the Company's ability to incur additional indebtedness and to pay dividends on its capital stock. Under the most restrictive covenant in the Company's existing credit agreements, at March 31, 1994 the Company could incur up to $61.7 million of additional indebtedness and pay dividends of up to $18.4 million on its capital stock.

ENVIRONMENTAL MATTERS

    Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Note 5 to the Consolidated Financial Statements.

DIVIDENDS

    Dividends on the Company's convertible preferred stock are cumulative at an annual rate of $1.40 per share. No dividends may be declared or paid with respect to the Company's common stock if any dividends with respect to the convertible preferred stock are in arrears. As part of the 1993 restructuring program, the Company eliminated the payment of its $0.04 per share quarterly dividend on its common stock. The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is in the sole discretion of the Company's Board of Directors and will depend on dividend requirements with respect to the convertible preferred stock, the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.

                                    PART II
                               OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

              DATE                    ITEM

         February 8, 1994              5

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SANTA FE ENERGY RESOURCES, INC.
                                                      (Registrant)

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

Houston, Texas
May 11, 1994