Form 10-Q
period 1994-06-30
SANTA FE ENERGY RESOURCES INC
filed 1994-08-11
CIK 86772

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1994

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

       Shares of Common Stock outstanding at August 1, 1994 -- 89,991,169

                         PART I -- FINANCIAL STATEMENTS

                                                  PAGE
                                                  ----
    Consolidated Statement of Operations
      Three Months and Six Months Ended
      June 30, 1994 and 1993-------------          2
    Consolidated Balance Sheet
      June 30, 1994 and December 31,
      1993-------------------------------          3
    Consolidated Statement of Cash Flows
      Three Months and Six Months Ended
      June 30, 1994 and 1993-------------          4
    Consolidated Statement of
      Shareholders' Equity
      Six Months Ended June 30, 1994 and
      1993-------------------------------          5
    Notes to Consolidated Financial
      Statements-------------------------          6
    Management's Discussion and Analysis
      of Financial Condition
      and Results of Operations----------         11

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED  SIX MONTHS ENDED
                                             JUNE 30,           JUNE 30,
                                        -----------------  ----------------
                                          1994     1993     1994     1993
                                        -------   ------   ------   ------
Revenues
    Crude oil and liquids------------    $ 74.8   $ 86.1   $133.4   $166.6
    Natural gas----------------------      21.2     24.3     49.3     52.9
    Natural gas systems--------------        --      2.4       --      5.4
    Crude oil marketing and
      trading------------------------       3.0      2.1      5.7      4.4
    Other----------------------------       0.7      1.4      1.6      2.3
                                         ------   ------   ------   ------
                                           99.7    116.3    190.0    231.6
                                         ------   ------   ------   ------
Costs and Expenses
    Production and operating---------      37.7     41.6     78.3     84.3
    Oil and gas systems and
      pipelines----------------------        --      1.1       --      2.2
    Exploration, including dry hole
      costs--------------------------       4.9      7.0      9.9     14.1
    Depletion, depreciation and
      amortization-------------------      30.5     37.0     62.6     74.6
    General and administrative-------       6.9      7.1     14.5     14.1
    Taxes (other than income)--------       6.3      7.1     13.7     14.2
    Restructuring charges------------        --       --      7.0       --
    Loss (gain) on disposition of
     oil and gas properties----------       0.6       --     (8.8)     0.7
                                         ------   ------   ------   ------
                                           86.9    100.9    177.2    204.2
                                         ------   ------   ------   ------
Income from Operations---------------      12.8     15.4     12.8     27.4
    Interest income------------------       0.7      0.5      0.9      1.7
    Interest expense-----------------     (10.1)   (12.7)   (20.4)   (26.4)
    Interest capitalized-------------       0.9      1.0      1.8      2.1
    Other income (expense)-----------       3.2     (0.3)     4.1     (0.5)
                                         ------   ------   ------   ------
Income (Loss) Before Income Taxes----       7.5      3.9     (0.8)     4.3
    Income tax benefit (expense)-----      (3.4)     0.1      2.4     (0.7)
                                         ------   ------   ------   ------
Net Income---------------------------       4.1      4.0      1.6      3.6
    Preferred dividend
      requirement--------------------      (2.5)    (1.7)    (4.3)    (3.5)
                                         ------   ------   ------   ------
Earnings (Loss) Attributable to
  Common Shares----------------------    $  1.6   $  2.3   $ (2.7)  $  0.1
                                         ======   ======   ======   ======
Earnings (Loss) Attributable to
  Common Shares Per Share------------    $ 0.02   $ 0.02   $(0.03)  $   --
                                         ======   ======   ======   ======
Weighted Average Number of Shares
  Outstanding (in millions)----------      90.0     89.7     89.9     89.7
                                         ======   ======   ======   ======

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                          JUNE 30,     DECEMBER 31,
                                            1994           1993
                                        -----------    -----------
                                        (UNAUDITED)
               ASSETS
Current Assets
    Cash and cash equivalents--------    $    63.4      $     4.8
    Accounts receivable--------------         79.9           87.4
    Inventories----------------------          8.6            8.7
    Assets held for sale-------------          0.9           59.5
    Other current assets-------------          9.0           12.2
                                         ---------      ---------
                                             161.8          172.6
                                         ---------      ---------
Investment in Hadson Corporation-----         58.3           56.2
                                         ---------      ---------
Properties and Equipment, at cost
    Oil and gas (on the basis of
      successful efforts
      accounting)--------------------      2,091.2        2,064.3
    Other----------------------------         28.0           27.3
                                         ---------      ---------
                                           2,119.2        2,091.6
    Accumulated depletion,
      depreciation, amortization and
      impairment---------------------     (1,300.3)      (1,258.9)
                                         ---------      ---------
                                             818.9          832.7
                                         ---------      ---------
Other Assets
    Receivable under gas balancing
      arrangements-------------------          3.8            3.9
    Other----------------------------         11.5           11.5
                                         ---------      ---------
                                              15.3           15.4
                                         ---------      ---------
                                         $ 1,054.3      $ 1,076.9
                                         =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable-----------------    $    73.5      $    93.5
    Interest payable-----------------          8.4           10.2
    Current portion of long-term
      debt---------------------------          3.8           44.3
    Other current liabilities--------         24.1           18.1
                                         ---------      ---------
                                             109.8          166.1
                                         ---------      ---------
Long-Term Debt-----------------------        355.6          405.4
                                         ---------      ---------
Deferred Revenues--------------------          7.2            8.6
                                         ---------      ---------
Other Long-Term Obligations----------         44.7           48.8
                                         ---------      ---------
Deferred Income Taxes----------------         42.9           44.4
                                         ---------      ---------
Commitments and Contingencies
 (Note 6)----------------------------           --             --
                                         ---------      ---------
7% Convertible Preferred Stock-------         80.0           80.0
                                         ---------      ---------
Shareholders' Equity
    Preferred stock------------------           --             --
    $.732 Series A convertible
      preferred stock----------------         91.4             --
    Common stock---------------------          0.9            0.9
    Paid-in capital------------------        498.6          496.9
    Unamortized restricted stock
      awards-------------------------           --           (0.1)
    Accumulated deficit--------------       (176.5)        (173.8)
    Foreign currency translation
      adjustment---------------------         (0.3)          (0.3)
                                         ---------      ---------
                                             414.1          323.6
                                         ---------      ---------
                                         $ 1,054.3      $ 1,076.9
                                         =========      =========

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,           JUNE 30,
                                     ------------------   ----------------
                                       1994      1993       1994      1993
                                     --------   -------    ------    ------
Operating Activities:
    Net income-----------------------  $  4.1    $ 4.0    $  1.6    $  3.6
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
        Depletion, depreciation and
          amortization---------------    30.5     37.0      62.6      74.6
        Restructuring charges--------      --       --       1.0        --
        Deferred income taxes--------     2.0     (2.1)     (1.4)     (2.5)
        Net loss (gain) on
          disposition of properties--     0.6       --      (8.8)      0.7
        Exploratory dry hole
          costs----------------------     1.7      1.2       2.3       2.5
        Other------------------------     0.4      1.3       0.3       2.0
    Changes in operating assets and
      liabilities:
        Decrease (increase) in
          accounts receivable--------   (11.3)     1.4      (2.3)      3.7
        Decrease (increase) in income
          tax refund receivable------      --       --        --      16.2
        Decrease (increase) in
          inventories----------------     1.1     (2.2)      0.1      (6.9)
        Increase (decrease) in
          accounts payable-----------   (12.7)    (9.3)     (9.9)    (12.7)
        Increase (decrease) in
          interest payable-----------     7.6      8.3      (1.8)     (0.6)
        Increase (decrease) in income
          taxes payable--------------     1.3     (0.8)      1.2       0.5
        Net change in other assets
          and liabilities------------     7.9      2.3       2.6       1.6
                                       ------    -----    ------    ------
Net Cash Provided by Operating
  Activities-------------------------    33.2     41.1      47.5      82.7
                                       ------    -----    ------    ------
Investing Activities:
    Capital expenditures, including
      exploratory dry hole costs-----   (29.1)   (24.7)    (59.6)    (54.7)
    Acquisitions of producing
      properties, net of related
      debt---------------------------    (0.6)    (0.1)     (1.2)     (4.8)
    Net proceeds from sales of
      properties---------------------    57.2      0.2      77.5       7.6
    Increase in partnership interest
      due to reinvestment------------      --     (0.5)       --      (1.0)
                                       ------    -----    ------    ------
Net Cash (Used in) Provided by
  Investing Activities---------------    27.5    (25.1)     16.7     (52.9)
                                       ------    -----    ------    ------
Financing Activities:
    Net proceeds from issuance of 11%
      senior subordinated debentures
      due 2004-----------------------    96.1       --      96.1        --
    Net proceeds from issuance of
      $.732 Series A convertible
      preferred stock----------------    91.4       --      91.4        --
    Net change in revolving credit
      agreement----------------------   (79.0)   (62.0)    (50.0)    (62.0)
    Principal payments on long-term
      borrowings---------------------  (107.3)    (5.1)   (139.6)    (35.2)
    Cash dividends paid--------------    (1.7)    (5.4)     (3.5)    (10.7)
                                       ------    -----    ------    ------
Net Cash Used in Financing
  Activities-------------------------    (0.5)   (72.5)     (5.6)   (107.9)
                                       ------    -----    ------    ------
Net Increase (Decrease) in Cash and
  Cash Equivalents-------------------    60.2    (56.5)     58.6     (78.1)
Cash and Cash Equivalents at
  Beginning of Period----------------     3.2     62.2       4.8      83.8
                                       ------    -----    ------    ------
Cash and Cash Equivalents at End of
  Period-----------------------------  $ 63.4    $ 5.7    $ 63.4    $  5.7
                                       ======    =====    ======    ======

   The accompanying notes are an integral part of these financial statements.

                                         SANTA FE ENERGY RESOURCES, INC.
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                         (SHARES AND DOLLARS IN MILLIONS)
                                           $.732
                                          SERIES A                                                               FOREIGN
                                        CONVERTIBLE                                UNAMORTIZED                   CURRENCY
                                      PREFERRED STOCK     COMMON STOCK              RESTRICTED                   TRANSLA-
                                      ---------------    ---------------   PAID-IN    STOCK       ACCUMULATED      TION
                                      SHARES   AMOUNT    SHARES   AMOUNT   CAPITAL    AWARDS        DEFICIT     ADJUSTMENT
                                      ------   ------    ------   ------   -------    ------        -------     ----------
Balance at December 31, 1993---------    --    $  --      89.8     $0.9    $496.9     $(0.1)        $(173.8)       $(0.3)
  Issuance of common stock-----------    --       --       0.2       --       1.7        --              --           --
  Issuance of preferred stock--------  10.7     91.4        --       --        --        --              --           --
  Amortization of restricted stock
   awards----------------------------    --       --        --       --        --       0.1              --           --
  Net income-------------------------    --       --        --       --        --        --             1.6           --
  Dividends declared-----------------    --       --        --       --        --        --            (4.3)          --
                                       ----    -----      ----     ----    ------       ---         -------        -----
Balance at June 30, 1994-------------  10.7    $91.4      90.0     $0.9    $498.6     $  --         $(176.5)       $(0.3)
                                       ====    =====      ====     ====    ======     =====         =======        =====
Balance at December 31, 1992---------    --       --      89.5     $0.9    $494.3     $(0.4)        $ (78.0)       $(0.2)
  Issuance of common stock-----------    --       --       0.2       --       2.1        --              --           --
  Amortization of restricted
   stock awards----------------------    --       --        --       --        --       0.2              --           --
  Foreign currency translation
   adjustment------------------------    --       --        --       --        --        --              --         (0.1)
  Net income-------------------------    --       --        --       --        --        --             3.6           --
  Dividends declared-----------------    --       --        --       --        --        --           (10.7)          --
                                       ----    -----      ----     ----    ------     -----         -------        -----
Balance June 30, 1993----------------    --    $  --      89.7     $0.9    $496.4     $(0.2)        $ (85.1)       $(0.3)
                                       ====    =====      ====     ====    ======     =====         =======        =====

                                           TOTAL
                                       SHAREHOLDERS'
                                          EQUITY
                                       -------------
Balance at December 31, 1993---------     $323.6
  Issuance of common stock-----------        1.7
  Issuance of preferred stock--------       91.4
  Amortization of restricted stock
   awards----------------------------        0.1
  Net income-------------------------        1.6
  Dividends declared-----------------       (4.3)
                                          ------
Balance at June 30, 1994-------------     $414.1
                                          ======
Balance at December 31, 1992---------     $416.6
  Issuance of common stock-----------        2.1
  Amortization of restricted
   stock awards----------------------        0.2
  Foreign currency translation
   adjustment------------------------       (0.1)
  Net income-------------------------        3.6
  Dividends declared-----------------      (10.7)
                                          ------
Balance June 30, 1993----------------     $411.7
                                          ======

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. ('Santa Fe' or the 'Company') reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1994 and the Company's results of operations and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

    The Company's non-core asset disposition program includes the sale of its natural gas gathering and processing assets to Hadson Corporation, the sale to Vintage Petroleum, Inc. of certain southern California and Gulf Coast oil and gas producing properties and the sale to Bridge Oil (U.S.A.) Inc. of certain Mid-Continent and Rocky Mountain oil and gas producing properties and undeveloped acreage. Based on the evaluation of its capital and cost structures, the Company (i) implemented a cost reduction program which included the reduction of its salaried work force by approximately 20%, an improvement in the efficiency of its information systems and reductions in other general and administrative and production and operating costs and (ii) issued $100 million of 11% senior subordinated debentures and 10,700,000 shares of $.732 Series A convertible preferred stock and used a portion of the proceeds to retire certain of its long-term debt (see Note 3).

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

    In the second quarter of 1994 the Company substantially completed the restructuring program as it relates to the refinancing of long-term debt. The actual costs incurred in the refinancing were approximately $3.2 million below the $8.6 million accrued in the fourth quarter of 1994, primarily due to the increase in interest rates and the passage of time from December 31, 1993 to the date of the refinancing in May 1994 (see Note 3). The effect of the reversal of the overaccrued costs has been offset by the accrual of prepayment penalties associated with certain other long-term debt which is anticipated to be retired prior to maturity.
                                       6

(3)  ISSUANCE OF DEBENTURES AND CONVERTIBLE PREFERRED STOCK

    In May 1994, in concurrent public offerings, the Company issued $100.0 million of 11% Senior Subordinated Debentures due 2004 (the 'Debentures') and 10,700,000 shares of $.732 Series A Convertible Preferred Stock (the 'Series A Preferred'). The net proceeds from the offerings, $187.5 million after deducting related costs and expenses, were used to retire $132.3 million of existing long-term debt and to pay $6.5 million in accrued interest and prepayment penalties due upon the retirement of such debt and the remaining $48.7 million was used for working capital purposes.

    The Debentures were issued for 99.266% of face value and the Company received total proceeds of $96.1 million after deducting related costs and expenses of $3.2 million. The Debentures, which mature May 15, 2004, are not redeemable prior to May 15, 1999 and may be redeemed after such date at the option of the Company at prices set forth in the indenture for the Debentures. Under certain circumstances the Company may be required to redeem the Debentures for 101% of the principal amount. The Debentures will be general unsecured subordinated obligations of the Company.

    The Series A Preferred was issued at $8.875 per share and the Company received total proceeds of $91.4 million after deducting related costs and expenses of $3.6 million. Each share of Series A Preferred mandatorily converts into one share of common stock on May 15, 1998 and the Company has the option to redeem the shares, in whole or in part, on or after May 15, 1997 and prior to May 15, 1998 at prices set forth in the certificate of designation for the Series A Preferred, payable in common stock. Each share of Series A Preferred is convertible at the option of the holder into 0.8474 shares of common stock at any time prior to May 15, 1998.

    The Series A Preferred ranks prior to common stock both as to payment of dividends and distribution of assets upon liquidation. The holders of Series A Preferred are entitled to receive cumulative preferential dividends, accruing at the rate per share of $0.732 per annum ($0.183 per quarter) payable quarterly in arrears. The first dividend payment will be for the period from the date of issue to August 14, 1994, payable on August 15, 1994.

    After the issuance of the Debentures and the Series A Preferred and the subsequent debt retirement, the Company's long-term debt at June 30, 1994 (including amounts due within one year) consisted of (in millions of dollars):

       Senior Notes-----------------------------------      245.0
       Debentures-------------------------------------       99.3(a)
       Note Payable to Bank---------------------------       15.1
                                                            -----
                                                            359.4
                                                            =====
       --------
       (a) Net of original issue discount, amount due upon maturity $100.0 million.

Aggregate total maturities of long-term debt are as follows: 1994 -- $3.8 million; 1995 -- $5.2 million; 1996 -- $6.1 million; 1997 and 1998 -- $35.0 million per year; 1999 to 2003 -- $25.0 million per year; 2004 -- $125.0 million; and 2005 -- $25.0 million.

(4)  STATEMENT OF CASH FLOWS

    The Company made interest and income tax payments as follows (in millions of dollars):

                                                1994       1993
                                                ----       ----
    Three Months Ended June 30
        Interest payments----------------        7.3(a)     3.4
        Income tax payments--------------        0.1        2.6
    Six Months Ended June 30
        Interest payments----------------       28.5(a)    24.9
        Income tax payments--------------        0.9        3.4
    --------
    (a) Includes $6.5 million in prepayment penalties and accrued interest paid upon the retirement of certain long-term debt (see Note 3).

(5)  INVESTMENT IN HADSON CORPORATION

    The following table summarizes the Company's investment in Hadson Corporation ('Hadson') and the changes in such investment during the six months ended June 30, 1994 (in millions of dollars):

                                           INVESTMENT IN
                                        -------------------
                                        PREFERRED    COMMON
                                          STOCK      STOCK     TOTAL
                                        ---------    ------    -----
Investment at December 31, 1993------      48.7        7.5      56.2
Preferred dividends, paid in-kind----       3.0         --       3.0
Equity in loss attributable to common
  shares-----------------------------        --       (0.9)     (0.9)
                                        -------      -----     -----
Investment at June 30, 1994----------      51.7        6.6      58.3
                                        =======      =====     =====

    The following table summarizes Hadson's results of operations for the three-month and six-month periods ended June 30, 1994 (in millions of dollars):

                                         THREE MONTHS       SIX MONTHS
                                        ENDED JUNE 30,    ENDED JUNE 30,
                                             1994              1994
                                        --------------    --------------
Revenues-----------------------------         178.5             371.7
Expenses-----------------------------        (177.9)           (370.7)
                                             ------            ------
Income before income taxes-----------           0.6               1.0
Income taxes-------------------------          (0.1)             (0.1)
                                             ------            ------
Net income---------------------------           0.5               0.9
Preferred dividend requirement-------          (1.4)             (2.8)
                                             ------            ------
Loss attributable to common
  shares-----------------------------          (0.9)             (1.9)
                                             ======             =====

(6)  COMMITMENTS AND CONTINGENCIES

  NATURAL GAS HEDGING PROGRAM

    In the third quarter of 1992 the Company initiated a hedging program with respect to its sales of natural gas. The Company has used various instruments whereby monthly settlements are based on the differences between the price or range of prices specified in the instruments and the settlement price of certain natural gas futures contracts quoted on the New York Mercantile Exchange. In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified prices the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. For the three months ended June 30, 1994 and 1993, hedges resulted in a reduction in natural gas revenues of $0.6 million and $4.0 million, respectively, and for the six months ended June 30, 1994 and 1993, hedges resulted in a reduction in natural gas revenues of $0.9 million and $4.8 million, respectively.

    The Company has open natural gas hedging contracts covering approximately
2.8 Bcf during the period July through September 1994. The 'approximate break-even price' (the average of the monthly settlement prices of the applicable futures contracts which would result in no settlement being due to or from the Company) with respect to such contracts is approximately $1.83 per Mcf. The Company has no other outstanding natural gas hedging instruments.

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

  OTHER MATTERS

    In the fourth quarter of 1994 the Company signed a seven-year gas sales contract with Hadson, under the terms of which Hadson will market substantially all of the Company's domestic natural gas production at market prices as defined by published monthly indices for relevant production locations.

    The Company has certain long-term contracts, which are being administered by Hadson, ranging up to fifteen years for the supply and transportation of approximately 20 million cubic feet per day of natural gas. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $10 million per year.

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

    For the six months ended June 30, 1994 the Company reported a loss to common shares of $2.7 million, or $0.03 per share. The loss includes a $7.0 million restructuring charge related to a cost reduction program implemented by the Company. At June 30, 1994 the Company's long-term debt totalled $359.4 million, $90.3 million lower than at December 31, 1993, after the refinancing in the second quarter of 1994 which reduced required debt amortization in the near-term and provided additional financial flexibility. See -- Liquidity and Capital Resources.

GENERAL

    As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. A substantial portion of the Company's crude oil production is from long-lived fields where EOR methods are being utilized. The market price of the heavy (i.e., low gravity, high viscosity) and sour (i.e., high sulfur content) crude oils produced in these fields is lower than sweeter, light (i.e., low sulfur and low viscosity) crude oils, reflecting higher transportation and refining costs. The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for the first six months of 1994 of $10.96 per barrel, compared to $14.77 per barrel for West Texas Intermediate crude oil (an industry posted price generally indicative of spot prices for sweeter light crude oil). In addition, the lifting costs of heavy crude oils are generally higher than the lifting costs of light crude oils. As a result of these narrower margins, even relatively modest changes in crude oil prices may significantly affect the Company's revenues, results of operations, cash flows and proved reserves. In addition, prolonged periods of high or low oil prices may have a material effect on the Company's financial position.

    Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. The period since mid-1990 has included some of the largest fluctuations in oil prices in recent times, primarily due to the political unrest in the Middle East. The actual average sales price (unhedged) received by the Company ranged from a high of $23.92 per barrel in the fourth quarter of 1990 to a low of $10.00 per barrel for the first quarter of 1994. The Company's average sales price for its 1993 oil production was $12.93 per barrel. Based on operating results for the second quarter of 1994, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in average domestic crude oil sales prices would result in a corresponding $20.5 million change in income from operations and a $15.4 million change in cash flow from operating activities. The Company also estimates that on an annualized basis a $0.10 per Mcf increase or decrease in average domestic natural gas sales prices would result in a corresponding $4.8 million change in income from operations and a $3.6 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depreciation and depletion, that would result from a change in oil and natural gas prices.

    In the third quarter of 1992 a hedging program was initiated with respect to the Company's sales of natural gas. See Note 6 to the Consolidated Financial Statements.

    In November 1992, 5,725,000 Depository Units consisting of interests in Santa Fe Energy Trust (the 'Trust') were sold in a public offering. For any calendar quarter ending on or prior to December 21, 2002, the Trust will receive additional royalty payments ('Support Payments') to the extent necessary to distribute $0.40 per Depository Unit per quarter. The source of the Support Payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. The aggregate amount of the Support Payments will be limited to $20.0 million on a revolving basis. The Company was required to make Support Payments of $362,000 and $506,000 with respect to the distributions made by the Trust for operations during the quarters ended December 31, 1993 and March 31, 1994, respectively. Due to the high level of drilling and development expenditures forecast for the remainder of 1994 on properties included in the Trust and dependent on other factors, such as sales volumes and prices and the level of operating costs incurred, proceeds payable to the Trust with respect to operations during such period may not be sufficient to make distributions of $0.40 per Depository Unit per quarter. In such instances, the Company would be required to make additional Support Payments, the amount of which cannot be estimated at this time.

RESULTS OF OPERATIONS

  REVENUES

    The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:
                                            THREE MONTHS      SIX MONTHS
                                           ENDED JUNE 30,   ENDED JUNE 30,
                                           --------------   --------------
                                           1994    1993     1994     1993
                                           -----   -----    -----    -----
Crude Oil and Liquids
  Revenues ($/Millions)
    Sales
      Domestic
        California Heavy-------------      39.6     43.1     68.8     82.1
        Other------------------------      24.4     35.2     45.5     70.2
                                          -----    -----    -----    -----
                                           64.0     78.3    114.3    152.3
      Argentina----------------------       3.1      4.3      5.4      7.0
      Indonesia----------------------       8.7      6.4     15.5     12.8
    Net Profits Payments-------------      (1.0)    (2.9)    (1.8)    (5.5)
                                          -----    -----    -----    -----
                                           74.8     86.1    133.4    166.6
                                          =====    =====    =====    =====
  Volumes (MBbls/day)
    Domestic
      California Heavy---------------      38.7     36.8     38.2     36.9
      Other--------------------------      18.6     23.4     19.4     23.7
                                          -----    -----    -----    -----
                                           57.3     60.2     57.6     60.6
    Argentina------------------------       2.5      3.0      2.5      2.5
    Indonesia------------------------       6.2      4.1      5.9      4.2
                                          -----    -----    -----    -----
                                           66.0     67.3     66.0     67.3
                                          =====    =====    =====    =====
  Sales Prices ($/Bbl)
    Domestic
      California Heavy---------------     11.26    12.88     9.95    12.31
      Other--------------------------     14.39    16.57    12.94    16.40
      Total--------------------------     12.28    14.32    10.96    13.90
    Argentina------------------------     13.80    15.58    12.02    15.53
    Indonesia------------------------     15.42    16.77    14.64    16.51
    Total----------------------------     12.63    14.52    11.33    14.12
Natural Gas
  Revenues ($/Millions)
    Sales----------------------------      22.9     30.2     52.2     61.5
    Hedging--------------------------      (0.6)    (4.0)    (0.9)    (4.8)
    Net Profits Payments-------------      (1.1)    (1.9)    (2.0)    (3.8)
                                          -----    -----    -----    -----
                                           21.2     24.3     49.3     52.9
                                          =====    =====    =====    =====
  Volumes (MMcf/day)-----------------     138.4    161.0    146.9    169.4
  Sales Prices ($/Mcf)
    Unhedged-------------------------      1.82     2.06     1.96     2.01
    Hedged---------------------------      1.77     1.79     1.93     1.85

    Total revenues declined 18% from $231.6 million in the first half of 1993 to $190.0 million in the first half of 1994 with lower oil prices accounting for approximately $31.2 million of the $41.6 million decrease. The average price realized per barrel of oil in the first half of 1994 was $11.33, a 20% decrease from the $14.12 realized in the first half of 1993. The sale of certain domestic properties to Vintage Petroleum, Inc. ('Vintage') in the fourth quarter of 1993 and to Bridge Oil (U.S.A.) Inc. ('Bridge') in the second quarter of 1994 resulted in a decrease in oil revenues of approximately $11.0 million. Daily average oil production in the first half of 1994 decreased approximately 1,300 barrels per day from the first half of 1993. The 3,800 barrel per day decrease in oil production resulting from the sale of properties to Vintage and Bridge was partially offset by an increase in production of California heavy crude of 1,300 barrels per day and an increase in Indonesian production of 1,700 barrels per day. Natural gas production declined from 169.4 MMcf per day in the first half of 1993 to 146.9 MMcf per day in the first half of 1993. Production for the 1993 period included a positive adjustment of approximately 8.1 MMcf per day ($3.2 million in revenues) related to production in prior periods from certain nonoperated properties and the previously mentioned property sales resulted in a reduction of approximately 17.1 MMcf per day ($6.2 million in revenues).

    Total revenues declined 14% from $116.3 million in the second quarter of 1993 to $99.7 million in the second quarter of 1994 with lower oil prices accounting for approximately $10.5 million of the $16.6 million decrease. The average price realized per barrel of oil in the second quarter of 1994 was $12.63, a 13% decrease from the $14.52 realized in the second quarter of 1993. The sale of properties to Vintage and Bridge resulted in a decrease in oil revenues of approximately $6.1 million. Daily average oil production in the second quarter of 1994 decreased approximately 1,300 barrels per day from the second quarter of 1993. The 4,300 barrel per day decrease in oil production resulting from the sale of properties to Vintage and Bridge was essentially offset by an increase in production of California heavy crude of 1,900 barrels per day and an increase in Indonesian production of 2,100 barrels per day. Natural gas production declined from 161.0 MMcf per day in the second quarter of 1993 to 138.4 MMcf per day in the second quarter of 1993 with the previously mentioned property sales accounting for a reduction of approximately 25.6 MMcf per day ($5.0 million in revenues) of the decrease.

  COSTS AND EXPENSES

    The following table sets forth, on the basis of the barrel of oil equivalent ('BOE') produced by the Company during the applicable period, certain of the Company's costs and expenses (in dollars):

                                              THREE MONTHS         SIX MONTHS
                                             ENDED JUNE 30,      ENDED JUNE 30,
                                             --------------      --------------
                                             1994      1993      1994      1993
                                             ----      ----      ----      ----
Production and operating costs per
 BOE (a)-----------------------------        4.65      4.85      4.78      4.87
Exploration, including dry hole costs
  per BOE----------------------------        0.60      0.81      0.61      0.81
Depletion, depreciation and
  amortization per BOE---------------        3.76      4.32      3.82      4.32
General and administrative costs per
  BOE--------------------------------        0.86      0.84      0.89      0.82
Taxes other than income per BOE
  (b)--------------------------------        0.78      0.83      0.84      0.82
Interest, net, per BOE (c)-----------        1.06      1.31      1.08      1.31
- - --------
  (a) Excluding related production, severance and ad valorem taxes.

  (b) Includes production, severance and ad valorem taxes.

  (c) Reflects interest expense less amounts capitalized and interest income.

    Total costs and expenses for the first half of 1994 of $177.2 million were 13% lower than the $204.2 million reported for the first half of 1993. The property sales to Vintage and Bridge resulted in reductions in production and operating costs and depletion, depreciation and amortization ('DD&A') of $6.7 million and $4.7 million, respectively. The remainder of the decrease in DD&A is primarily attributable to the effect of the property impairments taken in the fourth quarter of 1993. Exploration expenses were down $4.2 million primarily reflecting lower geological and geophysical costs with respect to foreign operations and lower overhead. Costs and expenses also included $7.0 million in restructuring charges (see -- Liquidity and Capital Resources) and an $8.8 million gain on the sale of certain oil and gas properties.

    Total costs and expenses for the second quarter of 1994 of $86.9 million were 14% lower than the $100.9 million reported for the second quarter of 1993. The property sales to Vintage and Bridge resulted in reductions in production and operating costs and DD&A of $3.6 million and $2.3 million, respectively. The remainder of the decrease in DD&A is primarily attributable to the effect of the property impairments taken in the fourth quarter of 1993. Exploration expenses were down $2.1 million primarily reflecting lower geological and geophysical costs with respect to foreign operations and lower overhead.

    Interest expense for the first half of 1994 includes a first quarter credit of $2.4 million reflecting adjustments to provisions made in prior periods with respect to interest on certain federal income tax audit adjustments.

    Other income (expense) for the first half of 1994 includes a $2.1 million second quarter gain on the sale of the Company's interest in a publishing company which was acquired in the Adobe merger in 1992, $3.0 million in dividend income on Hadson Corporation ('Hadson') preferred stock (paid in-kind, $1.6 million of which relates to the second quarter) and a $0.9 million loss on the Company's equity in Hadson common stock ($0.3 million of which relates to the second quarter). Income taxes for the first half of 1994 includes a $3.0 million first quarter credit reflecting the benefit of adjustments to provisions made in prior periods with respect to certain federal income tax audit adjustments.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has generally funded capital and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities totaled $33.2 million in the second quarter of 1994 and $47.5 million in the first half of 1994; net cash used in investing activities (excluding proceeds from the sales of properties) in such periods totaled $29.7 million and $60.8 million, respectively.

    The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices realized therefor. Crude oil and natural gas are depleting assets. Unless the Company replaces over the long term the oil and natural gas produced from the Company's properties, the Company's assets will be depleted over time and its ability to service and incur debt at constant or declining prices will be reduced. The Company's cash flow from operating activities for the first half of 1993 reflected an average sales price for the Company's oil production of $14.12 per barrel and the Company's average sales price for oil production for the full year 1993 was $12.93 per barrel. In the first half of 1994, the average sales price for the Company's oil production was $11.33 per barrel. Although the Company's average sales price for oil production improved from $10.00 per barrel in the first quarter of 1994 to $12.63 in the second quarter of 1994, unless additional improvement is seen during the remainder of 1994, the Company's cash flow from operating activities for 1994 will be significantly lower than that for 1993.

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

    The Company's capital program will be concentrated in three domestic core areas -- the Permian Basin in Texas and New Mexico, the offshore Gulf of Mexico and the San Joaquin Valley of California -- as well as its productive areas in Argentina and Indonesia. The domestic program includes exploration and development activities in the Delaware and Cisco-Canyon formations in west Texas and southeast New Mexico, a drilling program for the offshore Gulf of Mexico natural gas properties and an infill drilling in the San Joaquin Valley of California. Internationally, the program includes development of the Company's Sierra Chata discovery in Argentina with gas sales expected to commence in early 1995 and the Salawati Basin Joint Venture in Indonesia.

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

    As a result of the review of its cost structure the Company implemented a cost reduction program that includes the reduction of its salaried work force by approximately 20%, an improvement in the efficiency of its information systems and reductions in other general and administrative costs. These measures, together with the Company's on-going efforts to reduce production costs and the recent sale of its higher cost, non-core properties, are designed to reduce costs and expenses by approximately $30.0 million from the 1993 level (which reduction includes approximately $5.0 million of non-recurring costs). Approximately $10.0 million of the estimated cost reduction is expected to be in production and operating costs. Substantially all of this cost reduction program is expected to be implemented by year end 1994.

    As a result of the review of its capital structure, in May 1994, in concurrent public offerings, the Company issued $100.0 million of 11% Senior Subordinated Debentures due 2004 (the 'Debentures') and 10,700,000 shares of $.732 Series A Convertible Preferred Stock (the 'Series A Preferred'). The net proceeds from the offerings, $187.5 million after deducting related costs and expenses, were used to retire $132.3 million of existing long-term debt and to pay $6.5 million in accrued interest and prepayment penalties due upon the retirement of such debt and the remaining $48.7 million was used for working capital purposes. The refinancing reduced required debt amortization in the near-term and provided additional financial flexibility. See Note 3 to the Consolidated Financial Statements.

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

    In the second quarter of 1994 the Company substantially completed the restructuring program as it relates to the refinancing of long-term debt. The actual costs incurred in the refinancing were approximately $3.2 million below the $8.6 million accrued in the fourth quarter of 1994, primarily due to the increase in interest rates from December 31, 1993 to the date of the refinancing in May 1994. The effect of the reversal of the overaccrued costs has been offset by the accrual of prepayment penalties associated with certain other long-term debt which is anticipated to be retired prior to maturity.

    Effective March 16, 1994 the Company entered into an Amended and Restated Revolving Credit Agreement (the 'Bank Facility') which consists of a five year secured revolving credit agreement maturing December 31, 1998 ('Facility A') and a three year unsecured revolving credit facility maturing December 31, 1996 ('Facility B'). The aggregate borrowing limits under the terms of the Bank Facility are $125.0 million (up to $90.0 million under Facility A and up to $35.0 million under Facility B). Interest rates under the Bank Facility are tied to LIBOR or the bank's prime rate with the actual interest rate reflecting certain ratios based upon the Company's ability to repay its outstanding debt and the value and projected timing of production of the Company's oil and gas reserves. These and other similar ratios will also affect the Company's ability to borrow under the Bank Facility and the timing and amount of any required repayments and corresponding commitment reductions. At June 30, 1994, no amounts were outstanding under the terms of Facility A and $8.8 million in letters of credit were outstanding under the terms of Facility B.

    The Company has three short-term uncommitted lines of credit totalling $45.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At June 30, 1994 no amounts were outstanding under these lines of credit.

    Certain of the Company's credit agreements and the indenture for the Debentures restrict the Company's ability to take certain actions, including covenants that restrict the Company's ability to incur additional indebtedness and to pay dividends on its capital stock. Under the most restrictive of these covenants, at June 30, 1994 the Company could incur up to $149.7 million of additional indebtedness and pay dividends of up to $108.3 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $50.0 million.

ENVIRONMENTAL MATTERS

    Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Note 6 to the Consolidated Financial Statements.

DIVIDENDS

    Dividends on the Company's 7% Convertible Preferred Stock and Series A Preferred are cumulative at an annual rate of $1.40 per share and $0.732 per share, respectively. No dividends may be declared or paid with respect to the Company's common stock if any dividends with respect to the convertible preferred stock or Series A Preferred are in arrears. As part of the 1993 restructuring program, the Company eliminated the payment of its $0.04 per share quarterly dividend on its common stock. The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is in the sole discretion of the Company's Board of Directors and will depend on dividend requirements with respect to the convertible preferred stock, the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.

                                    PART II
                               OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SANTA FE ENERGY RESOURCES, INC.
                                                      (Registrant)

                                        By    /s/  Michael J. Rosinski
                                            --------------------------------
                                                   Michael J. Rosinski
                                                   Vice President and Chief
                                                   Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)
Houston, Texas
August 11, 1994
                                    18