Form 10-Q
period 1994-09-30
SANTA FE ENERGY RESOURCES INC
filed 1994-11-14
CIK 86772

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(MARK ONE)

  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                                       OR
  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7667

                              -------------------

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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Shares of Common Stock outstanding at November 1, 1994 -- 89,995,266

                         PART I  FINANCIAL STATEMENTS
                                                                            PAGE
                                                                           -----
Consolidated Statement of Operations Three Months and Nine
   Months Ended September 30, 1994 and 1993--------------------------       2

Consolidated Balance Sheet September 30, 1994 and
   December 31, 1993-------------------------------------------------       3

Consolidated Statement of Cash Flows Three Months and Nine
   Months Ended September 30, 1994 and 1993--------------------------       4

Consolidated Statement of Shareholders' Equity Nine Months
   Ended September 30, 1994 and 1993---------------------------------       5

Notes to Consolidated Financial Statements---------------------------       6

Management's Discussion and Analysis of Financial Condition
   and Results of Operations-----------------------------------------      11

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------  ------------------
                                         1994       1993       1994       1993
                                       ---------  ---------  ---------  -------
Revenues
  Crude oil and liquids------------  $    82.4  $    73.2  $   215.8  $   239.8
  Natural gas----------------------       17.9       23.4       67.2       76.3
  Natural gas systems--------------         --        2.5         --        7.9
  Crude oil marketing and
    trading------------------------        3.0        2.9        8.7        7.3
  Other----------------------------        0.3        0.7        1.9        3.0
                                     ---------  ---------  ---------  ---------
                                         103.6      102.7      293.6      334.3
                                     ---------  ---------  ---------  ---------
Costs and Expenses
  Production and operating---------       35.6       40.1      113.9      124.4
  Oil and gas systems and
    pipelines----------------------        --         1.1        --         3.3
  Exploration, including dry hole
    costs--------------------------        5.6        9.2       15.5       23.3
  Depletion, depreciation and
    amortization-------------------       30.1       37.5       92.7      112.1
  General and administrative-------        6.5        7.3       21.0       21.4
  Taxes (other than income)--------        6.4        6.3       20.1       20.5
  Restructuring charges------------         --         --        7.0         --
  Loss (gain) on disposition of oil
    and gas properties-------------        0.3         --       (8.5)       0.7
                                     ---------  ---------  ---------  ---------
                                          84.5      101.5      261.7      305.7
                                     ---------  ---------  ---------  ---------
Income from Operations-------------       19.1        1.2       31.9       28.6
  Interest income------------------        0.9        7.1        1.8        8.8
  Interest expense-----------------        1.2       (6.7)     (19.2)     (33.1)
  Interest capitalized-------------        1.0        1.2        2.8        3.3
  Other income (expense)-----------       (4.0)      (0.6)       0.1       (1.1)
                                     ---------  ---------  ---------  ---------
Income (Loss) Before Income Taxes--       18.2        2.2       17.4        6.5
  Income tax benefit (expense)-----       (7.2)       0.2       (4.8)      (0.5)
                                     ---------  ---------  ---------  ---------
Net Income-------------------------       11.0        2.4       12.6        6.0
  Preferred dividend
    requirement--------------------       (3.7)      (1.8)      (8.0)      (5.3)
                                     ---------  ---------  ---------  ---------
Earnings (Loss) Attributable to
  Common Shares--------------------  $     7.3  $     0.6  $     4.6  $     0.7
                                     =========  =========  =========  =========
Earnings (Loss) Attributable to
  Common Shares Per Share----------  $    0.08  $    0.01  $    0.05  $    0.01
                                     =========  =========  =========  =========
Weighted Average Number of Shares
  Outstanding (in millions)--------       90.0       89.8       89.9       89.7
                                     =========  =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                        SEPTEMBER 30,    DECEMBER 31,
                                            1994             1993
                                        -------------    ------------
                                         (UNAUDITED)

               ASSETS
Current Assets
    Cash and cash equivalents--------     $    69.4       $      4.8
    Accounts receivable--------------          59.4             87.4
    Inventories----------------------           9.8              8.7
    Assets held for sale-------------       --                  59.5
    Other current assets-------------          13.0             12.2
                                        -------------    ------------
                                              151.6            172.6
                                        -------------    ------------
Investment in Hadson Corporation-----          58.9             56.2
                                        -------------    ------------
Properties and Equipment, at cost
    Oil and gas (on the basis of
      successful efforts
      accounting)--------------------       2,115.0          2,064.3
    Other----------------------------          30.1             27.3
                                        -------------    ------------
                                            2,145.1          2,091.6
    Accumulated depletion,
      depreciation, amortization and
      impairment---------------------      (1,321.3)        (1,258.9)
                                        -------------    ------------
                                              823.8            832.7
                                        -------------    ------------
Other Assets
    Receivable under gas balancing
      arrangements-------------------           4.3              3.9
    Other----------------------------          10.6             11.5
                                        -------------    ------------
                                               14.9             15.4
                                        -------------    ------------
                                          $ 1,049.2       $  1,076.9
                                        =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable-----------------     $    76.9       $     93.5
    Interest payable-----------------           4.1             10.2
    Current portion of long-term
      debt---------------------------           3.9             44.3
    Other current liabilities--------          24.9             18.1
                                        -------------    ------------
                                              109.8            166.1
                                        -------------    ------------
Long-Term Debt-----------------------         350.4            405.4
                                        -------------    ------------
Deferred Revenues--------------------           5.8              8.6
                                        -------------    ------------
Other Long-Term Obligations----------          29.6             48.8
                                        -------------    ------------
Deferred Income Taxes----------------          52.1             44.4
                                        -------------    ------------
Commitments and Contingencies (Note 6)     --               --
                                        -------------    ------------
7% Convertible Preferred Stock-------          80.0             80.0
                                        -------------    ------------
Shareholders' Equity
    Preferred stock------------------       --               --
    $.732 Series A convertible
      preferred stock----------------          91.4          --
    Common stock---------------------           0.9              0.9
    Paid-in capital------------------         498.6            496.9
    Unamortized restricted stock
      awards-------------------------       --                  (0.1)
    Accumulated deficit--------------        (169.2)          (173.8)
    Foreign currency translation
      adjustment---------------------          (0.2)            (0.3)
                                        -------------    ------------
                                              421.5            323.6
                                        -------------    ------------
                                          $ 1,049.2       $  1,076.9
                                        -------------    ------------
                                        -------------    ------------

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                       ----------------------  ---------------------
                                          1994        1993       1994        1993
                                       ----------  ----------  ---------  ----------
Operating Activities:
    Net income-----------------------  $     11.0  $      2.4  $    12.6  $      6.0
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
        Depletion, depreciation and
          amortization---------------        30.1        37.5       92.7       112.1
        Restructuring charges--------      --              --        1.0      --
        Deferred income taxes--------         9.1         3.1        7.7         0.6
        Net loss (gain) on
          disposition of properties--         0.3      --           (8.5)        0.7
        Exploratory dry hole
          costs----------------------         2.8         2.7        5.1         5.2
        Other------------------------         0.3         1.5        0.6         3.5
    Changes in operating assets and
      liabilities:
        Decrease (increase) in
          accounts receivable--------        20.5         2.4       18.2         6.1
        Decrease (increase) in income
          tax refund receivable------      --          --         --            16.2
        Decrease (increase) in
          inventories----------------        (1.2)       (0.1)      (1.1)       (7.0)
        Increase (decrease) in
          accounts payable-----------         3.7         2.5       (6.2)      (10.2)
        Increase (decrease) in
          interest payable-----------        (4.3)       (9.4)      (6.1)      (10.0)
        Increase (decrease) in income
          taxes payable--------------        (0.2)        0.8        1.0         1.3
        Net change in other assets
          and liabilities------------       (19.2)       (7.0)     (16.6)       (5.4)
                                       ----------  ----------  ---------  ----------
Net Cash Provided by Operating
  Activities-------------------------        52.9        36.4      100.4       119.1
                                       ----------  ----------  ---------  ----------
Investing Activities:
    Capital expenditures, including
      exploratory dry hole costs-----       (39.2)      (32.8)     (98.8)      (87.5)
    Acquisitions of producing
      properties, net of related
      debt---------------------------        (0.2)       (0.4)      (1.4)       (5.2)
    Acquisition of Santa Fe Energy
      Partners, L.P.-----------------      --           (28.3)    --           (28.3)
    Net proceeds from sales of
      properties---------------------         1.1         0.2       78.6         7.8
    Increase in partnership interest
      due to reinvestment------------      --            (0.6)    --            (1.6)
                                       ----------  ----------  ---------  ----------
Net Cash Used in Investing
  Activities-------------------------       (38.3)      (61.9)     (21.6)     (114.8)
                                       ----------  ----------  ---------  ----------
Financing Activities:
    Net proceeds from issuance of 11%
      senior subordinated debentures
      due 2004-----------------------      --          --           96.1      --
    Net proceeds from issuance of
      $.732 Series A convertible
      preferred stock----------------      --          --           91.4      --
    Net change in revolving credit
      agreement----------------------      --            32.0      (50.0)      (30.0)
    Principal payments on long-term
      borrowings---------------------        (5.1)       (3.0)    (144.7)      (38.2)
    Cash dividends paid--------------        (3.5)       (5.3)      (7.0)      (16.0)
                                       ----------  ----------  ---------  ----------
Net Cash (Used in) Provided by
  Financing Activities---------------        (8.6)       23.7      (14.2)      (84.2)
                                       ----------  ----------  ---------  ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents-------------------         6.0        (1.8)      64.6       (79.9)
Cash and Cash Equivalents at
  Beginning of Period----------------        63.4         5.7        4.8        83.8
                                       ----------  ----------  ---------  ----------
Cash and Cash Equivalents at End of
  Period-----------------------------  $     69.4  $      3.9  $    69.4  $      3.9
                                       ==========  ==========  =========  ==========

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        (SHARES AND DOLLARS IN MILLIONS)

                                           $.732
                                         SERIES A                                                                FOREIGN
                                        CONVERTIBLE                                 UNAMORTIZED                  CURRENCY
                                      PREFERRED STOCK    COMMON STOCK               RESTRICTED                   TRANSLA-
                                      ---------------   ---------------   PAID-IN      STOCK      ACCUMULATED      TION
                                      SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL     AWARDS        DEFICIT     ADJUSTMENT
                                      ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1993----       --      $--       89.8     $0.9    $ 496.9     $  (0.1)     $  (173.8)     $ (0.3)
  Issuance of common stock----         --       --        0.2     --          1.7      --             --           --
  Issuance of preferred stock----      10.7     91.4     --       --        --         --             --           --
  Amortization of restricted stock
   awards----------------------------  --       --       --       --        --            0.1         --           --
  Foreign currency translation
   adjustment------------------------  --       --       --       --        --         --             --             0.1
  Net income-------------------------  --       --       --       --        --         --               12.6       --
  Dividends declared-----------------  --       --       --       --        --         --               (8.0)      --
                                      ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at September 30, 1994----      10.7    $91.4     90.0     $0.9    $ 498.6     $--          $  (169.2)     $ (0.2)
                                      ======   ======   ======   ======   =======   ===========    ==========   ==========

Balance at December 31, 1992----       --      $--       89.5     $0.9    $ 494.3     $  (0.4)     $   (78.0)     $ (0.2)
  Issuance of common stock-----------  --       --        0.3     --          2.3        (0.1)        --           --
  Amortization of restricted
   stock awards----------------------  --       --       --       --        --            0.3         --           --
  Foreign currency translation
   adjustment------------------------  --       --       --       --        --         --             --            (0.1)
  Net income-------------------------  --       --       --       --        --         --                6.0       --
  Dividends declared-----------------  --       --       --       --        --         --              (16.0)      --
                                      ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance September 30, 1993-----------  --      $--       89.8     $0.9    $ 496.6     $  (0.2)     $   (88.0)     $ (0.3)
                                      ======   ======   ======   ======   =======   ===========    ==========   ==========

                                           TOTAL
                                       SHAREHOLDERS'
                                          EQUITY
                                       -------------
Balance at December 31, 1993----          $ 323.6
  Issuance of common stock----                1.7
  Issuance of preferred stock----            91.4
  Amortization of restricted stock
   awards----------------------------         0.1
  Foreign currency translation
   adjustment------------------------         0.1
  Net income-------------------------        12.6
  Dividends declared-----------------        (8.0)
                                       -------------
Balance at September 30, 1994----         $ 421.5
                                       =============
Balance at December 31, 1992----          $ 416.6
  Issuance of common stock-----------         2.2
  Amortization of restricted
   stock awards----------------------         0.3
  Foreign currency translation
   adjustment------------------------        (0.1)
  Net income-------------------------         6.0
  Dividends declared-----------------       (16.0)
                                       -------------
Balance September 30, 1993-----------     $ 409.0
                                       =============

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1994 and the Company's results of operations and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

    These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1993.

(2)  CORPORATE RESTRUCTURING PROGRAM

    In the fourth quarter of 1993 the Company adopted a corporate restructuring program which included (i) the concentration of capital spending in the Company's core operating areas; (ii) the disposition of non-core assets; (iii) the elimination of the $0.04 per share quarterly common stock dividend; and (iv) an evaluation of the Company's capital and cost structures.

    The Company's non-core asset disposition program included the sale of its natural gas gathering and processing assets to Hadson Corporation, the sale to Vintage Petroleum, Inc. of certain southern California and Gulf Coast oil and gas producing properties and the sale to Bridge Oil (U.S.A.) Inc. of certain Mid-Continent and Rocky Mountain oil and gas producing properties and undeveloped acreage. Based on the evaluation of its capital and cost structures, the Company (i) implemented a cost reduction program which included the reduction of its salaried work force by approximately 20%, an improvement in the efficiency of its information systems and reductions in other general and administrative and production and operating costs and (ii) issued $100 million of 11% senior subordinated debentures and 10,700,000 shares of $.732 Series A convertible preferred stock and used a portion of the proceeds to retire certain of its long-term debt (see Note 3).

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

    In the second quarter of 1994 the Company substantially completed the restructuring program as it relates to the refinancing of long-term debt. The actual costs incurred in the refinancing were approximately $3.2 million below the $8.6 million accrued in the fourth quarter of 1993, primarily due to the increase in interest rates and the passage of time from December 31, 1993 to the date of the refinancing in May 1994 (see Note 3). The effect of the reversal of the overaccrued costs has been offset by the accrual of prepayment penalties associated with certain other long-term debt which is anticipated to be retired prior to maturity.

(3)  ISSUANCE OF DEBENTURES AND CONVERTIBLE PREFERRED STOCK

    In May 1994, in concurrent public offerings, the Company issued $100.0 million of 11% Senior Subordinated Debentures due 2004 (the "Debentures") and 10,700,000 shares of $.732 Series A Convertible Preferred Stock (the "Series A Preferred"). The net proceeds from the offerings, $187.5 million after deducting related costs and expenses, were used to retire $132.3 million of existing long-term debt and to pay $6.5 million in accrued interest and prepayment penalties due upon the retirement of such debt and the remaining $48.7 million was used for working capital purposes.

    The Debentures were issued for 99.266% of face value and the Company received total proceeds of $96.1 million after deducting related costs and expenses of $3.2 million. The Debentures, which mature May 15, 2004, are not redeemable prior to May 15, 1999 and may be redeemed after such date at the option of the Company at prices set forth in the indenture for the Debentures. Under certain circumstances the Company may be required to redeem the Debentures for 101% of the principal amount. The Debentures are general unsecured subordinated obligations of the Company.

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

    The following table reflects the Company's long-term debt at September 30, 1994, including amounts due within one year (in millions of dollars):

Senior Notes-------------------------      245.0
Debentures---------------------------       99.3(a)
Note Payable to Bank-----------------       10.0
                                       ---------
                                           354.3
                                       =========

(a) Net of original issue discount, amount due upon maturity $100.0 million.

Aggregate total maturities of long-term debt are as follows: 1995 -- $3.9 million; 1996 -- $6.1 million; 1997 and 1998 -- $35.0 million per year; 1999 to 2003 -- $25.0 million per year; 2004 -- $125.0 million; and 2005 -- $25.0 million.

(4)  STATEMENT OF CASH FLOWS

    The Company made interest and income tax payments as follows (in millions of dollars):
                                           1994       1993
                                        ---------   ---------
Three Months Ended September 30
    Interest payments----------------       14.2       20.4
    Income tax payments--------------        0.7        0.9
Nine Months Ended September 30
    Interest payments----------------       42.7(a)    45.3
    Income tax payments--------------        1.6        4.3

(a) Includes $6.5 million in prepayment penalties and accrued interest paid upon the retirement of certain long-term debt (see Note 3).

(5)  INVESTMENT IN HADSON CORPORATION

    The following table summarizes the Company's investment in Hadson Corporation ("Hadson") and the changes in such investment during the nine months ended September 30, 1994 (in millions of dollars):

                                           INVESTMENT IN
                                        -------------------
                                        PREFERRED    COMMON
                                          STOCK      STOCK     TOTAL
                                        ---------    ------    -----
Investment at December 31, 1993------      48.7        7.5      56.2
Preferred dividends, paid in-kind----       4.5         --       4.5
Equity in loss attributable to common
  shares-----------------------------        --       (1.9)     (1.9)
Other--------------------------------        --        0.1       0.1
                                            ---      ------    -----
Investment at September 30, 1994-----      53.2        5.7      58.9
                                           ====      ======    =====

    The following table summarizes Hadson's results of operations for the three-month and nine-month periods ended September 30, 1994 (in millions of dollars):
                                            THREE MONTHS         NINE MONTHS
                                          ENDED SEPTEMBER      ENDED SEPTEMBER
                                              30, 1994            30, 1994
                                        -------------------    ----------------
Revenues-----------------------------           191.9                  563.6
Expenses-----------------------------          (193.3)                (564.0)
                                              -------                -------
Loss before income taxes-------------            (1.4)                  (0.4)
Income tax benefit-------------------             0.4                    0.3
                                              -------                -------
Net loss-----------------------------            (1.0)                  (0.1)
Preferred dividend requirement-------            (1.5)                  (4.3)
                                              -------                -------
Loss attributable to common
  shares-----------------------------            (2.5)                  (4.4)
                                              =======                =======
    In the fourth quarter of 1993 the Company signed a seven-year gas sales contract with Hadson, under the terms of which Hadson will market substantially all of the Company's domestic natural gas production at market prices as defined by published monthly indices for relevant production locations. In the fourth quarter of 1994 the Company agreed to pay Hadson an annual administrative fee of approximately $100,000.

    In November 1994 the Company and Hadson settled a lawsuit related to certain of the assets sold to Hadson by the Company in December 1993. The settlement totalled $5.7 million and the Company's share, approximately $3.4 million, is included in Other Income (Expense) in the third quarter. The Company will pay the full amount of the settlement and Hadson will give the Company a $2.3 million ten-year note for its share. The note will bear interest at 9%, payable annually, and the principal amount will be due at maturity.

(6)  COMMITMENTS AND CONTINGENCIES

  NATURAL GAS HEDGING PROGRAM

    In the third quarter of 1992 the Company initiated a hedging program with respect to its sales of natural gas. The Company has used various instruments whereby monthly settlements are based on the differences between the price or range of prices specified in the instruments and the settlement price of certain natural gas futures contracts quoted on the New York Mercantile Exchange. In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified prices the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. For the three months ended September 30, 1994 and 1993, hedges resulted in a reduction in natural gas revenues of $0.1 million

                                       8
and $3.4 million, respectively, and for the nine months ended September 30, 1994 and 1993, hedges resulted in a reduction in natural gas revenues of $1.0 million and $8.2 million, respectively. At September 30, 1994 the Company had no outstanding natural gas hedging instruments.

  ENVIRONMENTAL REGULATION

    Federal, state and local laws and regulations relating to environmental quality control affect the Company in all of its oil and gas operations. The Company has been identified as one of over 250 potentially responsible parties ("PRPs") at a superfund site in Los Angeles County, California. The site was operated by a third party as a waste disposal facility from 1948 until 1983. The Environmental Protection Agency ("EPA") is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation.

    In 1989 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company is a member of the group Coalition Undertaking Remediation Efforts ("CURE") which is responsible for constructing and operating the leachate treatment plant. Treatment tests will begin shortly. Site monitoring and maintenance will continue throughout the life of the facility. The Company's share of costs with respect to this phase have totalled approximately $2.4 million ($1.3 million after recoveries from working interest participants in the unit in which the wastes were generated).

    Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The liability with respect to this phase has not been capped but is estimated to be approximately $130.0 million. The Company's share of costs of this phase is expected to be of approximately the same magnitude as that of the first phase and such costs have been provided for in the financial statements.

    As previously discussed, the Company has provided for its share of costs with respect to the site monitoring, leachate control and gas control phases; however, it cannot currently estimate the cost of any subsequent phases of work or final remediation which may be required by the EPA.

    Another consent decree is currently being executed by the PRPs and will be logged with the court for approval. This consent decree allows for the settlement of the pending lawsuits against the municipalities and transporters not named by the EPA. The settlement totals approximately $70.0 million and the proceeds will be credited against future expenses.

    The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed September 7, 1994 by ninety-five homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. There is no estimate of cost or potential liability but the defendants intend to aggressively pursue the defense and discovery once all defendants have been served and answers have been filed.

    In 1989, Adobe received requests from the EPA for information pursuant to
Section 104(e) of CERCLA with respect to the D. L. Mud and Gulf Coast Vacuum Services superfund sites located in Abbeville, Louisiana. The EPA has issued its record of decision at the Gulf Coast Site and on February 9, 1993 the EPA issued to all PRP's at the site a settlement order pursuant to Section 122 of CERCLA. Earlier, an emergency order pursuant to Section 106 of CERLA was issued on December 11, 1992, for purposes of containment due to the Louisiana rainy season. On December 15, 1993 the Company entered into a sharing agreement with other PRP'S to participate in the final remediation of the Gulf Coast site. The Company's share of the remediation, which has been provided for in the financial statements, is approximately $600,000 and includes its proportionate share of those PRPs who do not have the financial resources to provide their share of the work at the site. A former site owner has already conducted remedial activities at the D. L. Mud Site under a state agency

                                       9
agreement. The extent, if any, of any further necessary remedial activity at the
D. L. Mud Site has not been finally determined.

    On December 27, 1993 the Company received a request from the EPA for information pursuant to Section 104(a) of CERCLA regarding the Lee Acres Landfill site in New Mexico. The Company advised the EPA that it was not able to locate any information indicating that it had used that facility. The Company has not heard further from the EPA and is not able to estimate costs, if any, for the site at this time.

    On April 4, 1994, the Company received a request from the EPA for information pursuant to Section 104(a) of CERCLA and a letter ordering the Company and seven other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California. The Company owned the property on which the site is located from 1921 to 1932. After the Company sold the property, hazardous wastes were allegedly disposed there by a third party who operated a disposal site. The EPA estimates that the total past and future costs for remediation will approximate $9.0 million. The Company filed its response to the Section 104(a) order setting forth its position and defenses. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. Six of the other PRPs have also notified the EPA of their intent to comply. The cost of such a remediation design plan is estimated to be approximately $0.5 million. To date there has been no agreement on how to allocate costs among the PRPs, however, the Company does not believe that its share of such costs will be material.

  EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain key employees. The initial term of each agreement expired on December 31, 1990 and, on January 1, 1991 and beginning on each January 1 thereafter, is automatically extended for one-year periods, unless by September 30 of any year the Company gives notice that the agreement will not be extended. The term of the agreements is automatically extended for a minimum of 24 months following a change of control. The consummation of the merger of Adobe Resources into the Company in 1992 constituted a change of control as defined in the agreements.

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

  OTHER MATTERS

    The Company has certain long-term contracts, which are being administered by Hadson, ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $7.7 million per year (based on prices and transportation charges in effect for September
1994).

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    For the nine months ended September 30, 1994 the Company reported income to common shares of $4.6 million, or $0.05 per share. The reported income is after recognition of a $7.0 million restructuring charge related to a cost reduction program implemented by the Company. At September 30, 1994 the Company's long-term debt totalled $354.3 million, $95.4 million lower than at December 31, 1993, after the refinancing in the second quarter of 1994 which reduced required debt amortization in the near-term and provided additional financial flexibility. See -- Liquidity and Capital Resources.

GENERAL

    As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. A substantial portion of the Company's crude oil production is from long-lived fields where EOR methods are being utilized. The market price of the heavy (i.e., low gravity, high viscosity) and sour (i.e., high sulfur content) crude oils produced in these fields is lower than sweeter, light (i.e., low sulfur and low viscosity) crude oils, reflecting higher transportation and refining costs. The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for the first nine months of 1994 of $11.80 per barrel, compared to $15.50 per barrel for West Texas Intermediate crude oil (an industry posted price generally indicative of spot prices for sweeter light crude oil). In addition, the lifting costs of heavy crude oils are generally higher than the lifting costs of light crude oils. As a result of these narrower margins, even relatively modest changes in crude oil prices may significantly affect the Company's revenues, results of operations, cash flows and proved reserves. In addition, prolonged periods of high or low oil prices may have a material effect on the Company's financial position.

    Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. Since mid-1990 the actual average sales price (unhedged) received by the Company ranged from a high of $23.92 per barrel in the fourth quarter of 1990 to a low of $10.00 per barrel for the first quarter of 1994. Based on operating results for the third quarter of 1994, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average domestic crude oil sales prices would result in a corresponding $20.8 million change in income from operations and a $15.6 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depreciation and depletion, that would result from a change in oil prices.

    The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price (unhedged) received by the Company for its natural gas was $1.58 per Mcf in the third quarter of 1994 and was as low as $1.45 per Mcf in the month of September. In response to the low prices the Company curtailed its natural gas production by approximately 27.5 MMcf per day in September 1994 and 23.0 MMcf per day in October 1994. Based on operating results for the third quarter of 1994, the Company estimates that on a annualized basis a $0.10 per Mcf increase or decrease in its average domestic natural gas sales price would result in a corresponding $4.5 million change in income from operations and a $3.4 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depletion and depreciation, that would result from a change in natural gas prices.

    In the third quarter of 1992 a hedging program was initiated with respect to the Company's sales of natural gas. See Note 6 to the Consolidated Financial Statements.

    In November 1992, 5,725,000 Depository Units consisting of interests in Santa Fe Energy Trust (the "Trust") were sold in a public offering. For any calendar quarter ending on or prior to December 21, 2002, the Trust will receive additional royalty payments ("Support Payments") to the extent necessary to distribute $0.40 per Depository Unit per quarter. The source of the Support Payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. The aggregate amount of the Support Payments will be limited to $20.0 million on a revolving basis. The Company was required to make Support Payments of $362,000 and $506,000 with respect to the distributions made to the Trust during the quarters ended March 31, and June 30, 1994, respectively. Due to the high level of drilling and development expenditures forecast for the remainder of 1994 and the first quarter of 1995 on properties included in the Trust and dependent on other factors, such as sales volumes and prices and the level of operating costs incurred, proceeds payable to the Trust with respect to operations during such period may not be sufficient to make distributions of $0.40 per Depository Unit per quarter. In such instances, the Company would be required to make additional Support Payments.

RESULTS OF OPERATIONS

  REVENUES

    The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:
                                           THREE MONTHS          NINE MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     --------------------  ------------------
                                         1994       1993     1994      1993
                                     ---------  ---------  ---------  ------
Crude Oil and Liquids
  Revenues ($/Millions)
    Sales
      Domestic
        California Heavy-------------      45.4      36.6     114.2     118.7
        Other------------------------      25.9      29.6      71.4      99.8
                                       --------  --------  --------  --------
                                           71.3      66.2     185.6     218.5
      Argentina----------------------       3.3       3.0       8.7      10.0
      Indonesia----------------------       8.9       5.1      24.4      17.9
    Net Profits Payments-------------      (1.1)     (1.1)     (2.9)     (6.6)
                                       --------  --------  --------  --------
                                           82.4      73.2     215.8     239.8
                                       --------  --------  --------  --------
                                       --------  --------  --------  --------
  Volumes (MBbls/day)
    Domestic
      California Heavy---------------      38.5      36.9      38.3      36.9
      Other--------------------------      19.1      22.5      19.3      23.3
                                       --------  --------  --------  --------
                                           57.6      59.4      57.6      60.2
    Argentina------------------------       2.4       2.5       2.4       2.5
    Indonesia------------------------       6.0       3.9       6.0       4.1
                                       --------  --------  --------  --------
                                           66.0      65.8      66.0      66.8
                                       --------  --------  --------  --------
                                       --------  --------  --------  --------
  Sales Prices ($/Bbl)
    Domestic
      California Heavy---------------     12.80     10.78     10.92     11.79
      Other--------------------------     14.77     14.31     13.55     15.68
      Total--------------------------     13.45     12.12     11.80     13.30
    Argentina------------------------     15.38     13.42     13.13     14.82
    Indonesia------------------------     16.00     14.50     15.10     15.87
    Total----------------------------     13.75     12.31     12.14     13.52
Natural Gas
  Revenues ($/Millions)
    Sales----------------------------      18.6      28.7      70.8      90.2
    Hedging--------------------------      (0.1)     (3.4)     (1.0)     (8.2)
    Net Profits Payments-------------      (0.6)     (1.9)     (2.6)     (5.7)
                                       --------  --------  --------  --------
                                           17.9      23.4      67.2      76.3
                                       --------  --------  --------  --------
                                       --------  --------  --------  --------
  Volumes (MMcf/day)-----------------     128.0     157.2     140.0     165.3
  Sales Prices ($/Mcf)
    Unhedged-------------------------      1.58      1.98      1.84      2.00
    Hedged---------------------------      1.57      1.74      1.82      1.82

    Total revenues declined 12% from $334.3 million in the first nine months of 1993 to $293.6 million in the first nine months of 1994. Crude oil and liquids revenues declined $24.0 million with lower prices accounting for a reduction of $22.9 million. The sale of certain domestic properties to Vintage Petroleum, Inc. ("Vintage") in the fourth quarter of 1993 and to Bridge Oil (U.S.A.) Inc. ("Bridge") in the second quarter of 1994 resulted in a decrease in oil revenues of approximately $16.7 million. The effect of increased volumes of California heavy and Indonesian crude, approximately $11.6 million, and lower net profits payments were partially offset the effect of lower sales prices and the property sales. The reduction in net profits payments results from the payout in 1993 of a net profits agreement with respect to certain of the Company's domestic properties. Daily average oil production in the first nine months of 1994 decreased approximately 800 barrels per day from the first nine months of 1993. The 4,100 barrel per day decrease in oil production resulting from the sale of properties to Vintage and Bridge was partially offset by a 1,400 barrel per day increase in California heavy crude and a 1,900 barrel per day increase in Indonesian production. Natural gas production declined from
165.3 MMcf per day in the first nine months of 1993 to 140.0 MMcf per day in the first nine months of 1994. Production for the 1993 period included positive adjustment of approximately 5.3 MMcf per day ($3.2 million in revenues) related to production in prior periods from certain nonoperated properties and the previously mentioned property sales resulted in a reduction of approximately
18.5 MMcf per day ($9.6 million in revenues).

    Total revenues increased from $102.7 million in the third quarter of 1993 to $103.6 million in the third quarter of 1994. Oil and liquids revenues were up $9.2 million primarily reflecting higher prices for California heavy crude and increased Indonesian production, partially offset by the effect of the property sales to Vintage and Bridge. The 4,500 barrel per day decrease in oil production resulting from the sale of properties to Vintage and Bridge was essentially offset by an increase in production of California heavy crude of 1,600 barrels per day and an increase in Indonesian production of 2,100 barrels per day. Natural gas production declined from 157.2 MMcf per day in the third quarter of 1993 to 128.0 MMcf per day in the third quarter of 1994 with the property sales to Vintage and Bridge accounting for approximately 21.2 MMcf per day of the decrease and the Company's curtailment program (see -- General) accounting for a reduction of approximately 9.0 MMcf per day. Lower prices and the previously mentioned property sales accounted for reductions in revenues of $5.2 million and $3.3 million, respectively, which were partially offset by decreases in hedging losses and net profits payments of $3.3 million and $1.1 million, respectively.

  COSTS AND EXPENSES

    The following table sets forth, on the basis of the barrel of oil equivalent ("BOE") produced by the Company during the applicable period, certain of the Company's costs and expenses (in dollars):

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                       ------------------  --------------------
                                         1994     1993      1994     1993
                                       -------  -------  -------  -------
Production and operating costs per
  BOE (a)----------------------------     4.44     4.74     4.67     4.83
Exploration, including dry hole costs
  per BOE----------------------------     0.70     1.09     0.64     0.90
Depletion, depreciation and
  amortization per BOE---------------     3.75     4.44     3.80     4.36
General and administrative costs per
  BOE--------------------------------     0.81     0.86     0.86     0.83
Taxes other than income per BOE
  (b)--------------------------------     0.79     0.75     0.82     0.80
Interest, net, per BOE (c)(d)--------     1.04     1.28     1.17     1.30

(a) Excluding related production, severance and ad valorem taxes.

(b) Includes production, severance and ad valorem taxes.

(c) Reflects interest expense less amounts capitalized and interest income.

(d) Excludes effects of (i) benefit of adjustments to provisions for potential state income tax obligations of $1.43 per BOE in third quarter of 1994 and $0.47 per BOE in first nine months of 1994; (ii) benefit of adjustment to provisions made in prior periods with respect to interest on certain federal income tax audit adjustments of $0.10 per BOE in the first nine months of 1994; and (iii) benefit of Federal income tax audit refund and revised tax sharing agreement with the Company's former parent of $1.47 per BOE in the third quarter of 1993 and $0.48 in first nine months of 1993.

    Total costs and expenses for the first nine months of 1994 of $261.7 million were 14% lower than the $305.7 million reported for the first nine months of 1993. The property sales to Vintage and Bridge resulted in reductions in production and operating costs and depletion, depreciation and amortization ("DD&A") of $10.3 million and $9.3 million, respectively. The remainder of the decrease in DD&A is primarily attributable to the effect of the property impairments taken in the fourth quarter of 1993. Exploration expenses were down $7.8 million primarily reflecting lower geological and geophysical costs with respect to foreign operations and lower overhead. Costs and expenses in 1994 also included $7.0 million in restructuring charges (see -- Liquidity and Capital Resources) and an $8.5 million gain on the sale of certain oil and gas properties.

    Total costs and expenses for the third quarter of 1994 of $84.5 million were 17% lower than the $101.5 million reported for the third quarter of 1993. The property sales to Vintage and Bridge resulted in reductions in production and operating costs and DD&A of $3.6 million and $4.5 million, respectively. The remainder of the decrease in DD&A is primarily attributable to the effect of the property impairments taken in the fourth quarter of 1993. Exploration expenses were down $3.6 million primarily reflecting lower geological and geophysical costs with respect to foreign operations and lower overhead.

    Interest income for the third quarter of 1993 includes $6.8 million related to a $10.0 million refund received as a result of the completion of the audit of the Company's federal income tax returns for 1971 through 1980.

    Interest expense for the first nine months of 1994 includes a first quarter credit of $2.4 million reflecting adjustments to provisions made in prior periods with respect to interest on certain potential federal income tax audit adjustments and a third quarter credit of $11.5 million reflecting adjustments to provisions made in prior periods for potential state income tax obligations. Interest expense for the first nine months of 1993 includes a third quarter credit of $5.7 million related to a revision to a tax sharing agreement with the Company's former parent.

    Other income (expense) for the first nine months of 1994 includes: (i) a $2.4 million gain on the sale of the Company's interest in a publishing company which was acquired in the Adobe merger in 1992 ($0.3 million of which relates to the third quarter); (ii) $4.5 million in dividend income on Hadson Corporation ("Hadson") preferred stock (paid in-kind, $1.5 million of which relates to the third quarter); (iii) a $1.9 million loss on the Company's equity in common stock ($1.0 million of which relates to the third quarter); and (iv) a $5.0 million charge with respect to the settlement of certain litigation.

    Income taxes for the first nine months of 1994 includes a $3.0 million first quarter credit reflecting the benefit of adjustments to provisions made in prior periods with respect to certain potential federal income tax audit adjustments and a $2.6 million third quarter credit reflecting the benefit of adjustments to provisions made in prior periods for potential state income tax obligations. Income taxes for the first nine months of 1993 include: (i) a $3.0 million third quarter charge to reflect the increase in the Company's deferred income tax liability as a result of the increase in the federal income tax rate; (ii) a $3.2 million benefit related to the previously discussed federal tax audit refund; (iii) a $1.8 million benefit related to the previously discussed revision to a tax sharing agreement with the Company's former parent; and (iv) a $1.0 million second quarter benefit relating to prior periods resulting from the restructuring of certain of the Company's foreign operations which were conducted through foreign incorporated subsidiaries.

    The increase in the Company's preferred dividend requirement in the third quarter reflects the issuance of 10.7 million shares of $0.732 Series A Convertible Preferred Stock in the second quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to service and incur debt at constant or declining prices will be reduced. Historically, the Company has generally funded capital and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities totalled $52.9 million in the third quarter of 1994 and $100.4 million in the first nine months of 1994; net cash used in investing activities (excluding proceeds from the sales of properties) in such periods totalled $39.4 million and $100.2 million, respectively.

    The decrease in accounts receivable from $87.4 million at December 31, 1993 to $59.4 million at September 30, 1994 primarily reflects lower receivables with respect to natural gas sales due to lower prices and an acceleration of the collection of such receivables resulting from the marketing arrangement with Hadson and the collection of certain amounts with respect to the property sale to Vintage which had been held in escrow, partially offset by an increase in receivables for oil sales, primarily due to higher sales prices. The decrease in accounts payable from $93.5 million at December 31, 1993 to $76.9 million at September 30, 1994 primarily reflects lower accrued amounts with respect to capital projects in progress and the payment in 1994 of certain restructuring charges which were accrued in 1993. The decrease in other long-term obligations from $48.8 million at December 31, 1993 to $29.6 million at September 30, 1994 primarily relates to the adjustments made to provisions for potential federal income tax audit adjustments and potential state income tax obligations discussed in Results of Operations.

    In the fourth quarter of 1993 the Company adopted a corporate restructuring program which included (i) the concentration of capital spending in the Company's core operating areas, (ii) the disposition of non-core assets, (iii) the elimination of the $0.04 per share quarterly Common Stock dividend and (iv) an evaluation of the Company's capital and cost structures to examine ways to increase flexibility and strengthen the Company's financial performance.

    The Company's capital program will be concentrated in three domestic core areas -- the Permian Basin in Texas and New Mexico, the offshore Gulf of Mexico and the San Joaquin Valley of California -- as well as its productive areas in Argentina and Indonesia. The domestic program includes exploration and development activities in the Delaware and Cisco-Canyon formations in west Texas and southeast New Mexico, a drilling program for the offshore Gulf of Mexico natural gas properties and a drilling and workover program in the San Joaquin Valley of California. Internationally, the program includes exploration and development activities in Argentina and Indonesia, including development of the Company's Sierra Chata discovery in Argentina, with gas sales expected to commence in mid-1995

    The Company expects its 1994 capital program to total approximately $130 million, a level which should allow the Company to replace its estimated 1994 production, although no assurance can be given regarding such replacement. Through September the Company had expended approximately $85.3 million on its 1994 program.

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

    As a result of the review of its capital structure, in May 1994, in concurrent public offerings, the Company issued $100.0 million of 11% Senior Subordinated Debentures due 2004 (the "Debentures") and 10,700,000 shares of $.732 Series A Convertible Preferred Stock (the "Series A Preferred"). The net proceeds from the offerings, $187.5 million after deducting related costs and expenses, were used to retire $132.3 million of existing long-term debt and to pay $6.5 million in accrued interest and prepayment penalties due upon the retirement of such debt and the remaining $48.7 million was used for working capital purposes. The refinancing reduced required debt amortization in the near-term and provided additional financial flexibility. See Note 3 to the Consolidated Financial Statements.

    Effective March 16, 1994 the Company entered into an Amended and Restated Revolving Credit Agreement (the "Bank Facility") which consists of a five year secured revolving credit agreement maturing December 31, 1998 ("Facility A") and a three year unsecured revolving credit facility maturing December 31, 1996 ("Facility B"). The aggregate borrowing limits under the terms of the Bank Facility are $125.0 million (up to $90.0 million under Facility A and up to $35.0 million under Facility B). Interest rates under the Bank Facility are tied to LIBOR or the bank's prime rate with the actual interest rate reflecting certain ratios based upon the Company's ability to repay its outstanding debt and the value and projected timing of production of the Company's oil and gas reserves. These and other similar ratios will also affect the Company's ability to borrow under the Bank Facility and the timing and amount of any required repayments and corresponding commitment reductions. At September 30, 1994, no amounts were outstanding under the terms of Facility A and $8.8 million in letters of credit were outstanding under the terms of Facility B.

    The Company has three short-term uncommitted lines of credit totalling $50.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At September 30, 1994 no amounts were outstanding under these lines of credit.

    Certain of the Company's credit agreements and the indenture for the Debentures restrict the Company's ability to take certain actions, including covenants that restrict the Company's ability to incur additional indebtedness and to pay dividends on its capital stock. Under the most restrictive of these covenants, at September 30, 1994 the Company could incur up to $164.4 million of additional indebtedness and pay dividends of up to $111.9 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $50.0 million.

ENVIRONMENTAL MATTERS

    Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and
                                       17

liabilities in the future. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Note 6 to the Consolidated Financial Statements.

DIVIDENDS

    Dividends on the Company's 7% Convertible Preferred Stock and Series A Preferred are cumulative at an annual rate of $1.40 per share and $0.732 per share, respectively. No dividends may be declared or paid with respect to the Company's common stock if any dividends with respect to the convertible preferred stock or Series A Preferred are in arrears. As part of the 1993 restructuring program, the Company eliminated the payment of its $0.04 per share quarterly dividend on its common stock. The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is in the sole discretion of the Company's Board of Directors and will depend on dividend requirements with respect to the preferred stock, the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.

                                    PART II
                               OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         None

                                       18

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

Houston, Texas
November 10, 1994