Form 10-K
period 1994-12-31
SANTA FE ENERGY RESOURCES INC
filed 1995-03-14
CIK 86772

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              -----------------

                                  FORM 10-K

(MARK ONE)

       /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                         1616 SOUTH VOSS, SUITE 1000
                             HOUSTON, TEXAS 77057
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 507-5000
                             -------------------

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 1995 was approximately $739 million.

    Shares of Common Stock outstanding at February 1, 1995 -- 90,027,986.

                     DOCUMENTS INCORPORATED BY REFERENCE:

          PROXY STATEMENT DATED MARCH 21, 1995 ........... PART III

                              TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Items  1 and 2.  Business and
Properties ................................................................    1
    General ...............................................................    1
    Corporate Restructuring
    Program ...............................................................    2
    Reserves ..............................................................    4
    Domestic Development
    Activities ............................................................    5
    Domestic Exploration
    Activities ............................................................    7
    International Development
    Activities ............................................................    8
    International Exploration
    Activities ............................................................    9
    Drilling Activities ...................................................   11
    Producing Wells .......................................................   11
    Domestic Acreage ......................................................   12
    Foreign Acreage .......................................................   12
    Current Markets for Oil and Gas .......................................   12
    Santa Fe Energy Trust .................................................   14
    Other Business Matters ................................................   14

Item  3.  Legal Proceedings ...............................................   19
Item  4.  Submission of Matters to a Vote of Security Holders .............   19
          Executive Officers of the Registrant ............................   19

PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters .............................................   21
Item  6.  Selected Financial Data .........................................   22
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results Of Operations .............................   24
Item  8.  Financial Statements and Supplementary Data .....................   30
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ........................................   30

PART III
Item 10.  Directors and Executive Officers of the Registrant ..............   31
Item 11.  Executive Compensation ..........................................   31
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ......................................................   31
Item 13.  Certain Relationships and Related Transactions ..................   31

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K ........................................................   31
Signatures ................................................................   67

                                      i

                                    PART I

CERTAIN DEFINITIONS

    As used herein, the following terms have the specific meanings set out:
"Bbl" means barrel. "MBbl" means thousand barrels. "MMBbl" means million barrels. "Mcf" means thousand cubic feet. "MMcf" means million cubic feet. "Bcf" means billion cubic feet. "BOE" means barrel of oil equivalent. "MBOE" means thousand barrels of oil equivalent and "MMBOE" means million barrels of oil equivalent. Natural gas volumes are converted to barrels of oil equivalent using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil. Unless otherwise indicated, natural gas volumes are stated at the official temperature and pressure basis of the area in which the reserves are located. "Finding cost" refers to a fraction, of which the numerator is equal to the costs incurred by the Company for property acquisition, exploration and development and of which the denominator is equal to proved reserve additions from extensions, discoveries, improved recovery, acquisitions and revisions of previous estimates. "Improved recovery," "enhanced oil recovery" and "EOR" include all methods of supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, such as waterfloods, cyclic steam, steam drive and CO2 (carbon dioxide) injection and fireflood projects. "Heavy oil" is low gravity, high viscosity crude oil.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

    Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") is engaged in the exploration, development and production of oil and natural gas in the continental United States and in certain foreign areas. At December 31, 1994, the Company had worldwide proved reserves totaling 298.7 MMBOE (consisting of approximately 258.3 MMBbls of oil and approximately 242.4 Bcf of natural gas), of which approximately 92% were domestic reserves and approximately 8% were foreign reserves. During 1994, the Company's worldwide production aggregated approximately 88.5 MBOE per day, of which approximately 74% was crude oil and approximately 26% was natural gas. A substantial portion of the Company's domestic oil production is in long-lived fields with well-established production histories. With recent sales of non-core properties pursuant to the Company's corporate restructuring program (see "-- Corporate Restructuring Program"), the Company has focused its activities on its three domestic core areas -- the Permian Basin in Texas and New Mexico, the offshore Gulf of Mexico and the San Joaquin Valley of California -- as well as in Argentina and Indonesia.

    Santa Fe was incorporated in Delaware in 1971 as Santa Fe Natural Resources, Inc., a wholly owned subsidiary of a predecessor of Santa Fe Pacific Corporation ("SFP"). SFP was formed as a result of a business combination on December 23, 1983, between Santa Fe Industries, Inc., the parent company of Santa Fe at that time and Southern Pacific Company. On January 8, 1990, Santa Fe Energy Company, which previously conducted a substantial portion of Santa Fe's domestic exploration and development operations, merged into Santa Fe. Santa Fe thereafter changed its name to Santa Fe Energy Resources, Inc. On March 8, 1990 Santa Fe sold 11,700,000 previously unissued shares of common stock in initial public offerings. On December 4, 1990, SFP distributed all of the shares of Santa Fe's common stock it held to its shareholders.

    In May 1992 Adobe Resources Corporation ("Adobe") was merged with and into the Company (the "Adobe Merger"). The location of the properties acquired in the Adobe Merger (the "Adobe Properties") enhanced the Company's existing domestic operations and added significant international operations to the Company's international program. See Note 4 to the Consolidated Financial Statements for a further discussion of the Adobe Merger.

    For the five years ended December 31, 1994, the Company has replaced approximately 150% of its production at an average finding cost of $5.32 per BOE. Over the last five years, the Company has increased its overall production by increasing production from its existing properties and through acquisitions and has reduced its overall cost structure in order to enhance operating results and to mitigate the Company's financial exposure in a low oil and natural gas price environment. For example, over the five-year period ended December 31, 1994, Santa Fe has increased its average daily production from 69.1 MBOE to 88.5 MBOE and has reduced its average production costs (including related production, severance and ad valorem taxes) from $6.22 per BOE in 1990 to $5.30 per BOE in 1994.

    Most of the Company's domestic crude oil production is located in California and Texas, while its domestic natural gas production comes primarily from the Gulf of Mexico, New Mexico and Texas. During 1994, the Company's domestic daily production averaged approximately 57.6 MBbls of crude oil and 136.3 MMcf of natural gas. Substantially all of the Company's oil and gas production is sold at market responsive prices. Pursuant to the corporate restructuring program, during 1993 the Company sold properties having 1993 combined production of 4.1 MBbls per day and 21.7 MMcf per day and estimated proved reserves of approximately 16.7 MMBOE. The domestic crude oil marketing activities of the Company are conducted through its Santa Fe Energy Products Division ("Energy Products"), which is also engaged in crude oil trading. Substantially all of the Company's domestic natural gas production is currently marketed under the terms of a sales contract with Hadson Corporation ("Hadson"). See "-- Current Markets for Oil and Gas."

    A substantial portion of the Company's domestic oil production is in long-lived fields with well-established production histories and where EOR methods are employed. As of December 31, 1994, approximately 69% of the Company's domestic proved crude oil and liquids reserves and 54% of its 1994 average daily domestic production of crude oil and liquids were attributable to the Midway-Sunset field in the San Joaquin Valley of California, where the Company first began production in 1905. Nearly all of the reserves in this field are heavy oil, the production of which depends primarily on steam injection. As of December 31, 1994, an additional 22% of the Company's domestic proved crude oil and liquids reserves and approximately 26% of its 1994 average daily domestic production of crude oil and liquids were attributable to five other oil producing properties: the Wasson and Reeves fields in the Permian Basin of west Texas and the South Belridge, Kern River and Coalinga fields in the San Joaquin Valley.

    The Company's foreign production is located in the El Tordillo field in Argentina and in the Salawati Basin and Salawati Island area of Indonesia. Production from the El Tordillo field averaged 2,400 barrels of oil per day in 1994 and production from the Indonesian operations averaged 5,700 barrels of oil per day in 1994.

    The Company maintains an active exploration and development program, a significant portion of which consists of EOR projects on the producing fields discussed above. During 1994, Santa Fe spent approximately $130 million on capital programs and has budgeted approximately $190 million of expenditures for 1995. The actual amount expended by the Company in 1995 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds.

    In the United States, at December 31, 1994, the Company held oil and gas rights to approximately 421,000 net undeveloped leasehold and fee acres in 16 states and offshore areas. Outside the United States, at December 31, 1994, the Company held exploration rights with respect to an aggregate of approximately 3,244,000 net undeveloped acres in Argentina, Bolivia, Canada, Gabon, Indonesia and Morocco.

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

    The Company's capital program is concentrated in three domestic core areas -- the Permian Basin in Texas and New Mexico, the offshore Gulf of Mexico and the San Joaquin Valley of California -- as well as its productive areas in Argentina and Indonesia. The domestic program includes exploration and development activities in the Delaware and Cisco-Canyon formations in west Texas and southeast New Mexico, a drilling program for the offshore Gulf of Mexico natural gas properties and a drilling and workover program in the San Joaquin Valley of California. Internationally, the program includes exploration and development activities in Argentina and Indonesia, including development of the Company's Sierra Chata discovery in Argentina, with gas sales expected to commence in mid-1995.

    As a result of the dispositions described below, the Company sold properties having combined production during 1993 of 4.1 MBbls per day and
21.7 MMcf per day and estimated proved reserves of approximately 16.7 MMBOE for total proceeds of approximately $91.4 million, sold its natural gas gathering and processing assets for Hadson securities and realized approximately $11.3 million from the sale of its remaining Depositary Units in Santa Fe Energy Trust (the "Trust") and $8.3 million from the sale of its interest in certain other oil and gas properties. As a result of these transactions, the Company has disposed of substantially all of its inventory of non-core properties.

    SALE TO HADSON. In December 1993 the Company completed a transaction with Hadson under the terms of which the Company sold the common stock of Adobe Gas Pipeline Company ("AGPC"), a wholly owned subsidiary, to Hadson in exchange for Hadson 11.25% preferred stock with a face value of $52.0 million and 40% of Hadson's common stock. AGPC's assets included approximately 630 miles of gathering and transportation lines in Oklahoma, Texas and New Mexico with three processing plants in west Texas and New Mexico and an intrastate pipeline system supplying gas to commercial customers in Lubbock. In addition, the Company signed a seven-year gas sales contract under the terms of which Hadson markets substantially all of the Company's domestic natural gas production from specified existing wells and certain domestic development and exploration wells. Pursuant to such contract, Hadson is required to pay the Company for all production delivered at a price for such gas equal to stipulated published monthly index prices. See "-- Current Markets for Oil and Gas". The Company also designates one-half of the members of the Hadson Board of Directors.

    In February 1995 the Company agreed to sell its holdings in Hadson for $55.3 million in cash and agreed to negotiate with the purchaser concerning amendments to the gas sales contract. The Company's total investment in Hadson at December 31, 1994 of $57.0 million represents management's best estimate of the realizable value of the investment at that date. The sale is expected to close in June 1995.

    SALE TO VINTAGE PETROLEUM, INC. ("VINTAGE"). In November 1993, the Company completed the sale of certain southern California and Gulf Coast producing properties for net proceeds totaling $42.0 million in cash. The transaction included most of the Company's California interests outside its core area in the San Joaquin Valley as well as certain onshore Gulf Coast properties in Texas, Louisiana and Mississippi. Production from the properties sold to Vintage averaged approximately 2,800 barrels of oil per day and 6.5 MMcf of natural gas per day during 1993. During 1993 such properties contributed $2.7 million to the Company's income from operations.

    SALE TO BRIDGE OIL (U.S.A.) INC. ("BRIDGE"). In April 1994, the Company completed the sale to Bridge of certain Mid-Continent and Rocky Mountain producing and nonproducing oil and gas properties for net proceeds totalling $46.7 million in cash. The transaction includes substantially all of the Company's assets in the Anadarko Basin of Oklahoma and Texas as well as its interests in the Rocky Mountain states, excluding its interests in the Canyon Creek natural gas field in Wyoming. The undeveloped acreage includes approximately 1.7 million mineral and leasehold acres and exploratory options on an additional 8.1 million acres. Production from the properties to be sold to Bridge averaged approximately 1,300 barrels of oil per day and 15.2 MMcf of natural gas per day during 1993. The Company's income from operations for 1994 and 1993 includes $2.2 million and $5.8 million, respectively, attributable to the assets sold to Bridge.

    As a result of the review of its cost structure the Company implemented a cost reduction program that included the reduction of its salaried work force by approximately 20%, an improvement in the efficiency of its information systems and reductions in other general and administrative costs. Substantially all of this cost reduction program was implemented by year end 1994.
                                      3

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

RESERVES

    The following tables set forth information regarding changes in the Company's estimates of proved net reserves from January 1, 1992 to December 31, 1994 and the balance of the Company's estimated proved developed reserves at December 31 of each of the years 1991 through 1994.

                                                                       INCREASES (DECREASES)
                                                   -------------------------------------------------------------
                                        BALANCE                                             NET
                                          AT       REVISION               EXTENSIONS,    PURCHASES                 BALANCE
                                       BEGINNING      OF                  DISCOVERIES    (SALES) OF                 AT END
                                          OF       PREVIOUS    IMPROVED       AND         MINERALS                    OF
                                        PERIOD     ESTIMATES   RECOVERY    ADDITIONS      IN PLACE    PRODUCTION    PERIOD
                                       --------    ---------   --------    ---------      --------    ----------    ------
PROVED RESERVES AT DECEMBER 31, 1992:
    Oil and Condensate (MMBbls)......     229.2        14.1      17.0          2.6           15.2        (23.0)      255.1
    Gas (Bcf)........................     170.8         7.3       1.3          5.6          138.7        (46.2)      277.5
    Oil Equivalent (MMBOE)...........     257.7        15.3      17.2          3.6           38.3        (30.6)      301.5

PROVED RESERVES AT DECEMBER 31, 1993:
    Oil and Condensate (MMBbls)......     255.1       (10.8)     26.7          6.2           (4.7)       (24.3)      248.2
    Gas (Bcf)........................     277.5        26.7        --         55.9          (36.7)       (60.4)      263.0
    Oil Equivalent (MMBOE)...........     301.5        (6.3)     26.7         15.4          (10.9)       (34.4)      292.0

PROVED RESERVES AT DECEMBER 31, 1994:
    Oil and Condensate ((MMBbls).....     248.2        15.2      13.9          5.5           (0.5)       (24.0)      258.3
    Gas (Bcf)........................     263.0        (2.7)      0.9         36.2           (5.1)       (49.9)      242.4
    Oil Equivalent (MMBOE)...........     292.0        14.7      14.1         11.5           (1.3)       (32.3)      298.7(a)

                                                      DECEMBER 31,
                                         ---------------------------------------
                                           1994       1993       1992       1991
                                          -----      -----      -----      -----
PROVED DEVELOPED RESERVES (MMBOE)....     224.5      225.5      248.4      210.3

  (a) At December 31, 1994, 4.6 MMBOE were subject to a 90% net profits interest held by Santa Fe Energy Trust. See "-- Santa Fe Energy Trust."

    Historically, the Company has utilized active development and exploration programs as well as selected acquisitions to replace its reserves depleted by production. The Company has increased its proved reserves (net of production and sales) by approximately 19% over the five years ended December 31, 1994. Most of such increases are attributable to proved reserve additions from the Company's producing oil properties in the San Joaquin Valley of California and the Permian Basin in west Texas, proved reserves acquired in the Adobe Merger and other purchases of oil and gas reserves. As previously discussed, in 1993 the Company sold properties with reserves totalling 16.7 MMBOE.

    Ryder Scott Company ("Ryder Scott"), a firm of independent petroleum engineers, prepared the above estimates of the Company's total proved reserves as of December 31, 1991 through 1994.

    During 1994 the Company filed Energy Information Administration Form 23 which reported natural gas and oil reserves for the year 1993. On an equivalent barrel basis, the reserve estimates for the year 1993 contained in such report and those reported herein for the year 1993 do not differ by more than five percent.

DOMESTIC DEVELOPMENT ACTIVITIES

    The Company is engaged in development activities primarily through the application of thermally enhanced oil recovery "EOR" techniques to its heavy oil properties in the San Joaquin Valley, the use of secondary waterfloods and tertiary CO2 floods on its properties in other mature fields and the development of producing properties acquired by the Company through its exploration successes and its acquisition program. Thermal EOR operations involve the injection of steam into a reservoir to raise the temperature and reduce the viscosity of the heavy oil, facilitating the flow of the oil into producing wellbores. The Company has operated thermal EOR projects in the San Joaquin Valley since the mid-1960s. Similarly, the Company has extensive experience in the use of waterfloods, which involve the injection of water into a reservoir to drive hydrocarbons into producing wellbores. The Company has an interest in more than 50 waterflood projects, and additional projects are planned for the future. Following the waterflood phase, certain fields may continue to produce in response to tertiary EOR projects, such as the injection of CO2 which mixes miscibly with the oil and improves the displacement efficiency of the water injection. The Company's principal CO2 floods are in the Wasson field and are operated by affiliates of Shell Oil Company, ARCO and Amoco.

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

    SAN JOAQUIN VALLEY

    MIDWAY-SUNSET. The Company owns a 100% working interest (92% average net revenue interest) in over 10,000 gross acres and 2,200 active wells in the Midway-Sunset field. Substantially all the oil produced from the Midway-Sunset field is heavy crude oil produced principally by cyclic steam and steamflood operations from Pleistocene and Miocene reservoirs at depths less than 2,000 feet. These steam stimulation operations were initiated in the field in the mid-1960s. During 1994 the Midway-Sunset field accounted for approximately 54% of the Company's domestic crude oil and liquids production.

    At December 31, 1994 the Midway-Sunset field accounted for approximately 69% of the Company's domestic proved crude oil and liquid reserves. Reservoir engineering studies prepared on behalf of the Company indicate significant additions to its proved reserves in this field can continue to be made through additional EOR and development projects. The Company has identified a substantial number of locations that could be drilled in the field, depending in part on future prices and economic conditions. The Company is pursuing electrical cogeneration opportunities which could lower Midway-Sunset operating costs.

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

    During 1994 the Wasson field accounted for approximately 9% of the Company's domestic crude oil and liquids production and at December 31, 1994 the field accounted for approximately 8% of the Company's domestic proved crude oil and liquids reserves. Since initiation of CO2 flooding operations in 1984, the field's previous production decline has been reversed. Reservoir engineering studies prepared on behalf of the Company indicate significant additions to proved reserves can be made through additional EOR and development projects.

    REEVES. The Company owns a 72% average net revenue interest in the Reeves field, seven miles east of the large Wasson field in west Texas. The field has been under waterflood since 1965. During 1994, 23 wells were drilled and 24 wells were worked over as part of a program to infill drill the unit to 20-acre spacing and enhance current waterflood operations. Based on the successes of the prior year's program, the Company plans to continue the infill drilling and workover program in this field in 1995.

    NEW MEXICO. During 1994 the Company increased its activity in the light-oil Delaware play in Lea and Eddy Counties of southeast New Mexico. A total of 28 gross (11.5 net) development wells were completed in 1994 and net production from this area in December 1994 totaled approximately 1,350 barrels of oil and 1.8 MMcf of natural gas per day. The Company plans to drill additional development wells in 1995.

    Also in southeastern New Mexico, the Company participated in 5 gross (3.2 net) wells in 1994 in the light oil and gas Cisco-Canyon project. Three of the wells were completed as producers from the Cisco-Canyon zone by year end and six others continued production testing. The Company plans to continue delineation of this play which contains some 55 identified potential development locations.

    OFFSHORE GULF OF MEXICO

    At December 31, 1994, offshore Gulf of Mexico properties accounted for 41% of the Company's domestic proved natural gas reserves and during 1994 these properties accounted for approximately 54% of the Company's domestic natural gas production.

    Year end net offshore Gulf of Mexico deliverability was over 3,200 barrels of oil per day and 80 million cubic feet of gas per day from 54 blocks. The Company operates seven producing fields on ten blocks with one Company-operated block scheduled to begin production in January. The Company's activities in the offshore Gulf of Mexico are concentrated in the shallow water area (less than 400 feet of water) where the costs of drilling, completion and operation are predictable and the well developed pipeline infrastructure allows for relatively quick hookup of new wells.

    During 1994, the Company participated in the drilling of 9 gross (2.1 net) development wells which resulted in 7 gross (1.8 net) completions. Four of these wells commenced production in 1994 with another expected to come on production in March 1995. The remaining two successful wells are part of the High Island A-442 development project in which the Company has a 30% working interest. These two wells, the second and third in the field, had a combined test flow of over 2,250 barrels of oil per day and 3.0 million cubic feet of gas per day. A fourth development well was drilling in this field at year end. Facilities are being constructed and production at High Island A-442 is expected to begin in the third quarter of 1995. During 1994 the Company also completed the facilities and pipeline connections for its 100% owned Viosca Knoll 76 well which commenced production in December at 4.0 (3.3 net) million cubic feet per day.

DOMESTIC EXPLORATION ACTIVITIES

    The Company focused its domestic exploration activities in two core areas, the Permian Basin of west Texas and southeastern New Mexico and the offshore Gulf of Mexico. Overall the Company participated in 35 gross (13.6 net) domestic exploratory wells in 1994. A total of 12 gross (5.0 net) were completed as producers for a 37% net well success. At year end there were 5 gross (1.3 net) wells in various stages of drilling or completion.

    As of December 31, 1994, the Company held approximately 294,000 net undeveloped leasehold acres in 14 states and offshore areas. The primary lease terms expire with respect to 30% of such acreage in 1995, 18% in 1996, 12% in 1997, 6% in 1998 and the remainder thereafter. In addition, the Company owns approximately 127,000 net acres of undeveloped fee minerals located primarily in New Mexico, Texas and California.

    The Company also holds the oil and gas rights on approximately 8.1 million net undeveloped acres in the western United States through direct ownership and pursuant to lease option agreements from Santa Fe Pacific Railroad Company and other former affiliates. These lands are located in high risk exploration areas. Due to this risk, the Company has historically negotiated with third parties to explore this acreage with the Company to receive a royalty or carried interest in the exploration phase. An agreement relating to substantially all of these oil and gas rights has been entered into with Bridge. This agreement is intended to provide incentive to Bridge to accelerate exploration activities on lands subject to these rights. The Company will receive a small revenue interest in the event such activities are successful.
                                      7

    Set forth below is a brief discussion of some of the Company's principal exploration programs.

    PERMIAN BASIN. The Permian Basin continues as the Company's most active domestic exploration area. During 1994 the Company participated in 26 gross (10.2 net) exploratory wells with 9 gross (3.5 net) of these wells being completed for a 35% success rate. There were 5 gross (1.3 net) additional wells drilling or completing at the end of the year.

    In southeastern New Mexico, the Company's exploratory program focuses on multiple Permian and Pennsylvanian aged oil and gas reservoirs ranging in depth from 1,500 to 16,000 feet. While deeper objectives, which are typically gas bearing, remain an important component of the program, an increasing portion of the program has focused on shallower Delaware and Cisco-Canyon oil reserves. Altogether the Company has identified more than 30 exploratory prospects and 150 development locations in southeastern New Mexico.

    The Company is also active in the application of 3-D seismic technology in its exploration program. To date, these activities have been restricted to the west Texas portion of the Permian Basin near Midland, Texas. During 1993, the Company participated in a 250 square mile 3-D seismic program. This program focuses on pre-Mississippian aged reservoirs at approximately 10-12,000' in depth. In 1994, the Company participated in a total of 15 gross (3.6 net) wells in this area with 4 gross (1.0 net) wells resulting in discoveries. All of the Company's costs in the eleven dry holes were paid by partners. In 1994, the Company initiated a second 3-D project on a block of approximately 230 square miles adjoining the initial block. Data acquisition began in September and is scheduled to be completed during the first quarter of 1995. All of the Company's seismic costs will be paid by a joint venture partner. Drilling plans in 1995 include multiple prospects at depths of 10,000 to 14,000 feet.

    OFFSHORE GULF OF MEXICO. The Company participated in 9 gross (3.4 net) exploratory wells in 1994, including 3 gross (1.5 net) discovery wells. The Company's offshore program is focused on prospects in shallow and moderate water depths which display "hydrocarbon indicators" on seismic data. The Company has an inventory of 26 drillable prospects and expects to participate in approximately 14 exploratory wells in 1995.

INTERNATIONAL DEVELOPMENT ACTIVITIES

    INDONESIA. The Company, through a wholly owned subsidiary, is engaged in the production of crude oil in Indonesia through a joint venture (the "Salawati Basin Joint Venture") formed in 1970 to explore for and develop hydrocarbon reserves in the Salawati Basin area of Irian Jaya. At December 31, 1994, the Company held a 33 1/3% participation interest in, and acts as operator for, the Salawati Basin Joint Venture. The Salawati Basin Joint Venture operates under a production sharing contract (the "PSC") with the Indonesia state oil agency ("Pertamina"), which had an initial term of 30 years and expires in the year 2000. The Company is currently negotiating with such state oil agency to extend the contract for an additional 20 years. As of December 31, 1994, the contract covered an area of approximately 235,000 acres. Production occurs from seven oil and three gas condensate fields.

    The PSC entitles the Salawati Basin Joint Venture to recover all of its expenditures related to the operation (the "cost recovery amount") before any additional production is shared with the Indonesian state oil agency, which recovery is effected by allocating to the Salawati Basin Joint Venture a portion of the crude oil production sufficient, at the Indonesia government official crude oil price ("ICP"), to offset the cost recovery amount. The balance of production after the cost recovery amount is divided between the parties, with approximately 66% allocated to Pertamina and 34% allocated to the Salawati Basin Joint Venture. However, 25% of the 34% allocated to the Salawati Basin Joint Venture (8.5% of total production) must be sold into the Indonesian domestic market for $0.20 per barrel. The entire entitlement of the Salawati Basin Joint Venture under the PSC, including the domestic market obligation, averaged approximately 9.3 MBbls per day (approximately 3.1 MBbls per day net to the Company) for the year ended December 31, 1994. The Salawati Basin Joint Venture is required to pay Indonesian income taxes at the rate of 56%.
                                      8

    The Company, through another subsidiary, has also entered into a joint venture with Pertamina to explore the Salawati Island Block of Irian Jaya. The effective date of this joint venture is April 23, 1990 with a term of 30 years. At December 31, 1994, the Company held a 16 2/3% participation interest in the block which covers 1.09 million acres. The Company and Pertamina (with its 50% interest) jointly operate the contract area. In 1991, a successful exploratory well tested at a combined rate of 3,568 barrels of oil per day and was followed by two successful delineation wells. Pertamina declared the field commercial in January 1993 and designated it as the Matoa Field. Sales of production began in January of 1993. Development activities through 1994 have the Matoa field producing approximately 8,200 barrels of oil per day from 16 wells as of December 31, 1994.

    Under the terms of the Salawati Island agreement, the joint venture participants are allowed to recover the cost recovery amount, after an initial 20% portion (2.9% to the joint venture participants and 17.1% to Pertamina) has been deducted, by allocating to the joint venture participants a portion of the crude oil production ("cost oil") sufficient to offset the cost recovery amount. All unrecovered costs in any calendar year can be carried forward to future years. The balance of production after allocation of cost oil is allocated approximately 85.5% to Pertamina and 14.5% to the other Salawati Island Joint Venture participants. However, 7.25% of the gross production allocated to the joint venture participants must be sold into the Indonesian domestic market for 10% of ICP.

    ARGENTINA. In 1991, the Company, through a wholly owned subsidiary, acquired an 18% non-operated working interest (15.84% net revenue interest) in the El Tordillo field in Chubut Province, Argentina. At that time, the field was producing approximately 10,500 barrels of oil per day. As of December 31, 1994 the El Tordillo owners have completed 203 workovers and drilled six new wells. During that time production increased to approximately 15,500 barrels of oil per day. The Company expects this program to continue through 1995 and anticipates an expansion of the existing waterflood facilities.

    The joint venture group is allowed to sell crude oil produced from this field into the open market. There is a 12% royalty on gross production and the joint venture is taxed at a 30% rate after deductions for capitalized costs and expenses.

    In April 1993, the Company's subsidiary completed the Sierra Chata X-1 as a successful exploratory test in Chihuidos Block, Neuquen Province, Argentina. The well produced at a combined rate of 22.2 million cubic feet per day and 109 barrels of condensate per day. Carbon dioxide content of the natural gas was 6%. Nine successful wells have been subsequently drilled. Producing rates on these wells varied from 3.2 to 28.6 million cubic feet per day. The Company has a 19.9% working interest in the Block after selling a 2.7% working interest to Gassur S.A. in June 1994. The Company and its partners are building a gas processing facility and a 40-mile gathering pipeline that will transport production from the field and interconnect with a main transmission line owned by a third party that transports gas to Buenos Aires and other major markets. Construction of the gas processing facility and the pipeline is estimated to cost an aggregate of $83.5 million ($16.6 million net to the Company's interest). The Company expects that sales of production from the Sierra Chata field will commence in May 1995. A gas contract for 106 million cubic feet of gas per day with "take-or-pay" and "delivery-or-pay" obligations has been executed with MetroGas S.A., a Buenos Aires gas distribution company.

INTERNATIONAL EXPLORATION ACTIVITIES

    In 1994 the Company participated in 8 gross (2.9 net) international exploratory wells. Two of the wells (0.8 net) were completed as discoveries.

    In March 1994, the Mudi No. 1 was completed as an oil discovery on the Company's Tuban Block which is located on the island of Java in Indonesia and in June the Mudi No. 1 Sidetrack penetrated the reservoir approximately one-half mile to the northeast of the discovery well. In December the Mudi No. 2, a delineation well, was completed and tested at the rate of 5,024 barrels per day of 35 degree API gravity crude oil through a 1 1/4-inch choke with flowing tubing pressure of
                                      9

330 pounds per square inch. The Mudi No. 1 and Mudi No. 1 Sidetrack tested at flow rates of 1,350 and 2,020 barrels per day, respectively. Two additional delineation wells will be drilled in early 1995 and further development is expected to begin in the third quarter of 1995.

    The Tuban Block is operated through a joint operating body comprised of Pertamina, the state oil company of Indonesia and Santa Fe. Partners and ownership positions in the block include Pertamina 50%, Santa Fe 12.5%, Total Tuban 12.5%, R.S.R. Petroleum Ltd. 12.5% and Enserch Far East Ltd. 12.5%.

    In Alberta, Canada in 1994 the Company participated in the drilling of a natural gas discovery which has been shut in until further drilling confirms the commercial viability of the prospect. The Company holds a 50% nonoperated working interest in the block on which the prospect is located. Also in 1994, the Company participated in nonproductive exploratory wells drilled in Argentina (1 gross, 0.2 net), Bolivia (1 gross, 0.6 net), Canada (2 gross,
0.75 net) and Indonesia
(2 gross, 0.7 net).

    At December 31, 1994 the Company held exploration contracts in six countries covering approximately 10.1 million gross (3.2 million net) acres, the majority of which are located in Indonesia and South America. In January 1995 the Company signed a contract covering exploration rights on Ecuador's Oriente Block 11 which is located in the north central portion of the Oriente Basin which encompasses the northeast section of the country. The contract includes an initial exploration period of four years with optional extensions. The Company is the operator and holds a 35% working interest in the block.

    The Company plans to participate in the drilling of up to eleven exploratory wells in 1995, including five wells in Indonesia, three wells in Argentina, two wells in Canada and one well in Gabon.

                                      10
DRILLING ACTIVITIES

    The table below sets forth, for the periods indicated, the number of wells drilled in which Santa Fe had an economic interest. As of December 31, 1994, Santa Fe was in the process of drilling or completing 5 gross (1.3 net) domestic exploratory wells, 22 gross (11.2 net) development wells, 1 gross (0.5 net) foreign exploratory well and 6 gross (1.4 net) foreign development wells.

                                                          YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                               1994                 1993                 1992
                                        ------------------   ------------------   ------------------
                                        GROSS       NET      GROSS       NET      GROSS         NET
                                        ------   ---------   ------   ---------   -----         ----
Development Wells
  Domestic
    Completed as natural gas wells...      17          4.4      21          6.0       6          1.5
    Completed as oil wells...........     136        101.4     237        180.0      62         39.0
    Dry holes........................       4          2.5      10          3.6       5          0.4
  Foreign:
    Completed as natural gas wells...       2          0.4       4          1.0      --           --
    Completed as oil wells...........      14          4.3       3          0.9      --           --
    Dry holes........................       2          0.6      --           --      --           --
                                        ------   ---------   ------   ---------   -----         ----
                                          175        113.6     275        191.5      73         40.9
                                        ------   ---------   ------   ---------   -----         ----
Exploratory Wells
  Domestic
    Completed as natural gas wells...       3          1.5       3          0.9       1          0.3
    Completed as oil wells...........       9          3.5       7          2.7       4          1.2
    Dry holes........................      23          8.6      12          5.4       2          0.6
  Foreign
    Completed as natural gas wells...       1          0.5       2          0.4      --           --
    Completed as oil wells...........       1          0.3      --           --       1          0.3
    Dry holes........................       6          2.1       4          1.3       4          1.3
                                        ------   ---------   ------   ---------   -----         ----
                                           43         16.5      28         10.7      12          3.7
                                        ------   ---------   ------   ---------   -----         ----
                                          218        130.1     303        202.2      85         44.6
                                        ======   =========   ======   =========   =====         ====

PRODUCING WELLS

    The following table sets forth Santa Fe's ownership in producing wells at December 31, 1994:

                                                U.S.              ARGENTINA<F1>        INDONESIA<F2>              TOTAL
                                        ---------------------    --------------     -----------------     -----------------
                                        GROSS<F3>       NET       GROSS     NET      GROSS<F4>    NET      GROSS       NET
                                        ---------   ---------    ------    ----      ------      ----     -------    ------
Oil..................................      9,879        4,835      357      64          397       128      10,633     5,027
Gas..................................        505          144        8       2            6         2         519       148
                                        ---------   ---------    ------    ----         ---      ----     -------    ------
                                          10,384        4,979      365      66          403       130      11,152     5,175
                                        =========   =========    ======    ====         ===      ====     =======    ======

  <F1> At December 31, 1994 8 gross (2 net) gas wells were shut-in.

  <F2> Includes 100 gross (33 net) wells which were shut-in at December 31,
       1994.

  <F3> Includes 54 wells with multiple completions.

  <F4> Includes 3 wells with multiple completions.

                                      11
DOMESTIC ACREAGE

    The following table summarizes Santa Fe's developed and undeveloped fee and leasehold acreage in the United States at December 31, 1994. Excluded from such information is acreage in which Santa Fe's interest is limited to royalty, overriding royalty and other similar interests.

                                            UNDEVELOPED              DEVELOPED
                                       ----------------------  ----------------------
            STATE                          GROSS        NET        GROSS        NET
                                       ----------  ----------  ----------  ----------
Alabama -- Offshore..................          --          --      23,040      12,480
Alabama -- Onshore...................          --          --         849         154
Arkansas.............................         362          68         861         186
California -- Offshore...............          --          --      17,280       2,074
California -- Onshore................       8,263       8,263      19,344      18,696
Colorado.............................       2,710       2,567       6,252       5,720
Illinois.............................         202          50          40          10
Kansas...............................          34          34       3,933         917
Louisiana -- Offshore................     217,828     112,568     195,180      63,242
Louisiana -- Onshore.................       1,689         569       7,550       2,048
Mississippi..........................          38          38       3,269         611
Montana..............................       3,129         396         990          76
New Mexico...........................     181,592     145,603      47,624      23,574
New York.............................          --          --         189          47
North Dakota.........................       2,799         949       4,733       1,062
Oklahoma.............................       6,553       5,356      22,533       8,294
Texas -- Offshore....................      38,497      16,668      48,614      17,529
Texas -- Onshore.....................     125,910     118,084     133,476      71,813
Utah.................................         886         460       3,325       1,527
Wyoming..............................      16,590       9,365      23,448      10,958
                                       ----------  ----------  ----------  ----------
                                          607,082     421,038     562,530     241,018
                                       ==========  ==========  ==========  ==========

FOREIGN ACREAGE

    The following table summarizes Santa Fe's foreign acreage at December 31, 1994:

                                               UNDEVELOPED                DEVELOPED
                                          ------------------------  ---------------------
                                             GROSS          NET        GROSS        NET
                                          ----------     ---------     -------     ------
Argentina............................      2,063,760       513,885      93,238     18,004
Bolivia..............................      1,442,446       829,406          --         --
Canada (Alberta).....................        147,183        70,418          --         --
Gabon................................        701,000       175,250          --         --
Indonesia............................      4,437,469     1,021,090      11,460      1,822
Morocco..............................      1,300,000       633,750          --         --
                                          ----------     ---------     -------     ------
                                          10,091,858     3,243,799     104,698     19,826
                                          ==========     =========     =======     ======

CURRENT MARKETS FOR OIL AND GAS

    The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. For the last several years, prices of these products have reflected a worldwide surplus of supply over demand. The price received by the Company for its crude oil and natural gas depends upon numerous factors, the majority of which are beyond the Company's control, including economic conditions in the United States and elsewhere and the world political situation as it affects OPEC, the Middle East (including the current embargo of Iraqi crude oil from worldwide markets) and other producing countries, the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding OPEC's ability to
                                      12

control member country production and underlying concern about the balance of world demand for and supply of oil and gas. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the Company's development and exploration programs, proved reserves, revenues, profitability and cash flow. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

    The Company believes the market for heavy crude oil produced in California differs substantially from the remainder of the domestic crude oil market. It is necessary to heat or dilute heavy oil to make it flow, which increases transportation and handling costs, and it is also more costly to refine. As a result, the price paid for heavy crude oil is generally lower than the price paid for light crudes. In addition, historically there has been an oversupply of crude oil in the California market resulting in an adverse effect on the prices for crude oil in that market. Although no assurance can be given, the Company believes that such oversupply will not continue for the long term due to stabilized west coast refining requirements and the decline of crude oil produced in both Alaska and California.

    From time to time the Company has hedged a portion of its oil and natural gas production to manage its exposure to volatility in prices of oil and natural gas. The Company used several instruments whereby monthly settlements were based on the difference between the price, or a range of prices, specified in the instruments and the monthly average of the daily settlement prices of certain West Texas Intermediate ("WTI") crude oil futures contracts or of certain natural gas futures contracts quoted on the New York Mercantile Exchange. In instances where the actual average of the daily settlement price was less than the price specified in the contract, the Company received a settlement based on the difference; in instances where the actual average of the daily settlement price was higher than the specified price, the Company paid an amount based on the difference. The instruments utilized by the Company differed from futures contracts in that there was no contractual obligation which required or allowed for the future delivery of the product. Settlements were included in revenues in the period in which the oil and natural gas were sold. The Company currently has no outstanding crude oil or natural gas hedging instruments.

    During 1994, affiliates of Shell Oil Company and Celeron Corporation accounted for approximately 38% and 24%, respectively, of Energy Products' crude oil sales (which with respect to certain properties includes royalty and working interest owners' share of production). No other individual customer accounted for more than 10% of the Company's crude oil and liquids revenues during 1994. Substantially all of the Company's oil production is currently sold at market-responsive prices that approximate spot prices. Availability of a ready market for the Company's oil production depends on numerous factors, including the level of consumer demand, the extent of worldwide oil production, the cost and availability of alternative fuels, the cost of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the cost of complying with applicable environmental regulations.

    In December 1993, the Company signed a seven-year gas sales contract with Hadson pursuant to the terms of which Hadson markets substantially all of the Company's domestic natural gas production. Pursuant to such gas contract, Santa Fe dedicated to Hadson all of its domestic natural gas production from specified existing wells, which consist of essentially all of the Company's domestic natural gas production, except to the extent such production was dedicated under pre-existing contracts. Upon the expiration of any such pre-existing contracts, that production shall also be dedicated to Hadson.

    In addition to production from existing wells, such gas contract provides for the dedication by the Company of gas production from certain domestic development wells and exploration wells to the extent that the Company accepts proposals from Hadson to gather and market production from such exploration wells. Production from gas wells acquired by the Company pursuant to an acquisition of producing oil and gas properties will not be dedicated under the gas contract but may be dedicated by the mutual agreement of the Company and Hadson.
                                      13

    Pursuant to the gas contract, Hadson is required to pay the Company for all production delivered at a price for such gas equal to stipulated published monthly index prices. Hadson is obligated to use its best efforts to receive gas from the Company at delivery points so as to maximize the net price received by the Company for such production. Payment for purchases by Hadson are made in immediately available funds no later than the last working day of the month following the month of production. With respect to payments due on the last day of each month through April 1995 Hadson may, at its discretion, defer payment on up to $5.0 million of the amount otherwise due for a period of thirty days without penalty. No deferral is permitted unless any previous deferral has been paid in full. Deferred amounts bear interest at the prime rate plus one percent.

    In February 1995 the Company agreed to sell its holdings in Hadson and agreed to negotiate with the purchaser concerning amendments to the gas sales contract. The sale is expected to close in June 1995.

SANTA FE ENERGY TRUST

    In November 1992, 5,725,000 Depositary Units ("Depositary Units"), each consisting of beneficial ownership of one unit of undivided interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on February 15, 2008, were sold in a public offering. The assets of the Trust consist of certain oil and gas properties conveyed by the Company. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. The Company received the remaining $70.1 million and retained 575,000 Depositary Units. A portion of the proceeds received by the Company was used to retire $30.0 million of debt and the remainder was used for general corporate purposes. In the first quarter of 1994, the Company sold the remaining 575,000 Depositary Units it held for $11.3 million.

    The properties conveyed to the Trust consisted of two term royalty interests in two production units in the Wasson field in west Texas and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states. At December 31, 1994, 4.6 MMBOE of the Company's estimated proved reserves were subject to such net profits interest. The reserve estimates included herein reflect the conveyance of the Wasson term royalties to the Trust.

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments to the extent that such payments are required to provide distributions of $0.40 per Depositary Unit per quarter. Such additional royalty payments, if needed, will come from the Company's remaining royalty interest in one of the production units in the Wasson field described above, and are non-recourse to the Company. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such additional payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) will be limited to $20.0 million on a revolving basis. The Company was required to make additional royalty payments totalling $0.4 million and $1.1 million with respect to the distributions made by the Trust for operations in 1993 and 1994, respectively. Dependent on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make distributions of $0.40 per quarter. In such instances the Company would be required to make additional royalty payments.

OTHER BUSINESS MATTERS

  COMPETITION

    The Company faces competition in all aspects of its business, including, but not limited to, acquiring reserves, leases, licenses and concessions; obtaining goods, services and labor needed to

                                      14

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

    FEDERAL REGULATION. A portion of the Company's oil and gas leases are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS"), both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, Army Corps of Engineers and Environmental Protection Agency), lessees must obtain a permit from the BLM or the MMS prior to the commencement of drilling.

    The interstate transportation of natural gas is regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 and, to a lesser extent, the Natural Gas Policy Act of 1978 (collectively, the "Acts"). Since 1991, FERC's regulatory efforts have centered largely around its generic rulemaking proceedings, Order No. 636. Through Order No. 636 and successor orders, FERC has undertaken to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative gas suppliers. By requiring interstate pipelines to "unbundle" their sales services and to provide their customers with direct access to any upstream pipeline capacity held by pipelines, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase gas directly from third-party merchants other than the pipelines.
                                      15

    Even though the implementation of Order No. 636 on individual interstate pipelines is largely complete, nearly all of these individual restructuring proceedings, as well as Order No. 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be substantially modified by the courts. Thus, while Order No. 636 has generally facilitated the transportation of gas and the direct access to end-user markets, the precise impact of these regulations on marketing production cannot be predicted at this time.

    With the completion of the Order No. 636 implementation process on the FERC level, FERC's natural gas regulatory efforts have turned towards a number of other important policies, all of which could significantly affect the marketing of gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the divestiture of pipeline-owned gathering facilities to pipeline affiliates, (ii) the completion of a rulemaking involving the regulation of pipeline marketing affiliates under Order No. 497,
(iii) FERC's on-going efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine FERC's regulations controlling the operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market and other non-cost-based rates for interstate pipeline transmission and storage capacity. The on-going and evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact upon marketing natural gas.

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

    OFFSHORE PRODUCTION. Offshore oil and gas operations are subject to regulations of the United States Department of the Interior, the Department of Transportation, the United States Environmental Protection Agency ("EPA") and certain state agencies. In particular, the Federal Water Pollution Act of 1972, as amended ("FWPCA"), imposes strict controls on the discharge of oil and its derivatives into navigable waters. The FWPCA provides for civil and criminal penalties for any discharges of petroleum in reportable quantities and, along with the Oil Pollution Act of 1990 and similar state laws, imposes substantial liability for the costs of oil removal, remediation and damages.

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

    The Company generates hazardous and nonhazardous wastes that are subject to the federal Resource Conservation and Recovery Act and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, it is anticipated that additional wastes (which could include certain wastes generated by the Company's oil and gas operations) will in the future be designated as "hazardous wastes," which are subject to more rigorous and costly disposal requirements. In response to the changing regulatory environment, the Company has made certain changes in its operations and disposal practices. For example, the Company has commenced remediation of sites or replacement of facilities where its wastes have previously been disposed.

    SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in responses to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

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

    In 1989 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company is a member of the group Coalition Undertaking Remediation Efforts ("CURE") which is responsible for constructing and operating the leachate treatment plant. Treatment tests will begin shortly. Site monitoring and maintenance will continue throughout the life of the facility. The Company's share of costs with respect to this phase are expected to total approximately $2.4 million ($1.3 million after recoveries from working interest participants in the unit in which the wastes were generated).

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

    Another consent decree is currently being executed by the PRPs and will be logged with the court for approval. This consent decree allows for the settlement of the pending lawsuits against the municipalities and transporters not named by the EPA. The settlement totals approximately $70.0 million of which approximately $55.0 million will be credited against future expenses.

    The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed September 7, 1994 by ninety-five homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. At this stage of the lawsuit the Company is not able to estimate costs or potential liability but the defendants intend to aggressively pursue the defense and discovery once all defendants have been served and answers have been filed.

    In 1989, Adobe received requests from the EPA for information pursuant to
Section 104(e) of CERCLA with respect to the D. L. Mud and Gulf Coast Vacuum Services superfund sites located in Abbeville, Louisiana. With respect to the Gulf Coast Site the Company has entered into a sharing agreement with other PRP'S to participate in the final remediation of the Gulf Coast site and a design plan has been submitted and is awaiting approval by the EPA. The Company's share of the remediation, which has been provided for in the financial statements, is approximately $600,000 and includes its proportionate share of those PRPs who do not have the financial resources to provide their share of the work at the site. A former site owner has already conducted remedial activities at the D. L. Mud Site under a state agency agreement.

    On April 4, 1994, the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and seven other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California. The Company owned the property on which the site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property, hazardous wastes were allegedly disposed at the site. The EPA estimates that the total past and future costs for remediation will approximate $9.4 million. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. Six of the other PRPs have also notified the EPA of their intent to comply. The cost of such a remediation design plan is estimated to be approximately $1.0 million. To date there has been no agreement on how to allocate costs among the PRPs.

    On January 23, 1995 the Company received a request from the EPA for information pursuant to Section 401(e) of CERCLA, seeking information relating to the number and contents of drums, barrels and other materials that were sent to the Hansen Container Site, located in Grand Junction, Colorado, for reconditioning, disposal or storage. The EPA provided documentation evidencing two transactions in which the Company sold drums, which the Company believes to have been empty, which may have been reconditioned or stored at the site. The Company has responded to the inquiry, indicating that it has no documentation or knowledge with respect to any other transactions related to the site, and is awaiting further correspondence from the EPA. The Company is not able to estimate its exposure with respect to this site at this time.

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

    OTHER. The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes (such as California Proposition
65) require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. The Company's facilities in California are also subject to California Proposition 65, which was adopted in 1986 to address discharges and releases of, or exposures to, toxic chemicals in the environment. Proposition 65 makes it illegal to knowingly discharge a listed chemical if the chemical will pass (or probably will pass) into any source of drinking water. It also prohibits companies from knowingly and intentionally exposing any individual to such chemicals through ingestion, inhalation or other exposure pathways without first giving a clear and reasonable warning.

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

  EMPLOYEES

    As of December 31, 1994, the Company had approximately 647 employees, 202 of whom were covered by a collective bargaining agreement which expires on January 31, 1996. The Company believes that its relations with its employees are satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

    The Company, its subsidiaries and other related companies are named defendants in several lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. For a description of certain proceedings in which the Company is involved, see Items 1 and 2 "Business and Properties -- Other Business Matters -- Environmental Regulation" and Note 12 to the Consolidated Financial Statements. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF SANTA FE

    Listed below are the names, ages (as of January 1, 1995) and positions of all executive officers of Santa Fe (excluding executive officers who are also directors of Santa Fe) and their business experience during the past five years. Unless otherwise stated, all offices were held with Santa Fe

Energy Company prior to its merger with Santa Fe. Each executive officer holds office until his successor is elected or appointed or until his earlier death, resignation or removal.

    HUGH L BOYT, 49 Senior Vice President -- Production since March 1, 1990. From 1989 until March 1990, Mr. Boyt served as Corporate Production Manager. From 1983, when Mr. Boyt joined Santa Fe, until 1989 he served as District Production Manager -- Permian Basin.

    JERRY L BRIDWELL, 51 Senior Vice President -- Exploration and Land since 1986. Mr. Bridwell served in various other capacities, including Vice President -- Exploration, Central Division, since joining Santa Fe in 1974.

    KEITH P. HENSLER, 63 Senior Vice President -- Marketing since January, 1990. From 1980 when Mr. Hensler joined Santa Fe, until January 1990, he served as Vice President -- Marketing.

    MICHAEL J. ROSINSKI, 49 Senior Vice President -- Administration since January 1995. From September 1992 until January 1995 Mr. Rosinski served as Vice President and Chief Financial Officer. Prior to joining Santa Fe, Mr. Rosinski was with Tenneco Inc. and its subsidiaries for 24 years. From 1988 until 1990 he served as Deputy Project Executive for the Colombian Crude Oil Pipeline Project and from 1990 until August 1992 he was Executive Director of Investor Relations. Mr. Rosinski is also a director of Hadson Corporation.

    R. GRAHAM WHALING, 40 Senior Vice President and Chief Financial Officer since January 1995. Mr. Whaling was with First Boston Corporation from 1989 until he joined Santa Fe. While with First Boston Corporation Mr. Whaling served in various capacities including Vice President, Corporate Finance from 1991 to 1994 and Director, Corporate Finance from 1994 to 1995.

    E. EVERETT DESCHNER, 54 Vice President -- Engineering and Evaluation since April 1990. From 1982, when Mr. Deschner joined Santa Fe, until 1990, he served as Manager -- Engineering and Evaluation.

    C. ED HALL, 52 Vice President -- Public Affairs since March 1991. Prior to such time Mr. Hall served as Director -- Public Affairs since joining Santa Fe in 1984.

    CHARLES G. HAIN, JR., 48 Vice President -- Human and Data Resources since 1994. Vice President -- Employee Relations from 1988 until 1994. From 1981, when Mr. Hain joined Santa Fe, until 1988, Mr. Hain served as Director -- Employee Relations.

    DAVID L HICKS, 45 Vice President -- Law and General Counsel since March 1991. From 1988 until March 1991 Mr. Hicks was General Counsel and prior to that time was General Attorney for SFP.

    JOHN R. WOMACK, 56 Vice President -- Business Development since 1987. From 1982, when Mr. Womack joined Santa Fe, until 1987, Mr. Womack served as Vice President -- Land.
                                      20

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Santa Fe's common stock is listed on the New York Stock Exchange and trades under the symbol SFR. The following table sets forth information as to the last sales price per share of Santa Fe's common stock as quoted on the Consolidated Tape System and cash dividends paid per share for each calendar quarter in 1994 and 1993.
                                                          CASH
                                        LOW    HIGH     DIVIDENDS
                                        -----  -----    ---------
1994
    1st Quarter......................   8 1/2  9 7/8        --
    2nd Quarter......................   7 5/8  9 3/4        --
    3rd Quarter......................   8 3/4  9 7/8        --
    4th Quarter......................   7 7/8  9 1/4        --
1993
    1st Quarter......................   7 7/8  10 7/8     0.04
    2nd Quarter......................   9 7/8  11 3/4     0.04
    3rd Quarter......................   9 1/4  10 5/8     0.04
    4th Quarter......................   8 1/2  10 3/4       --

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

    At December 31, 1994 the Company had approximately 50,200 shareholders of record.
                                       21

ITEM 6.  SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                          1994       1993      1992<F2>      1991       1990
                                       ---------  ----------   --------   ---------  ---------
                                              (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)
SELECTED FINANCIAL DATA
  INCOME STATEMENT DATA:
    Revenues.........................      391.4       436.9      427.5       379.8      382.9
                                       ---------  ----------   --------   ---------  ---------
    Operating expenses
        Production and operating.....      150.0       163.8      153.4       134.6      135.5
        Oil and gas systems and
          pipelines..................         --         4.2        3.2          --         --
        Exploration, including dry
          hole costs.................       20.4        31.0       25.5        18.7       21.0
        Depletion, depreciation and
          amortization...............      121.3       152.7      146.3       106.6      105.2
        Impairment of oil and gas
          properties.................         --        99.3         --          --        1.4
        General and administrative...       27.3        32.3       30.9        27.8       25.6
        Taxes (other than income)....       25.8        27.3       24.3        27.2       22.0
        Restructuring charges<F1>....        7.0        38.6         --          --         --
        Loss (gain) on disposition of
          oil and gas properties.....       (8.6)        0.7      (13.6)        0.5        2.8
                                       ---------  ----------   --------   ---------  ---------
            Total operating
              expenses...............      343.2       549.9      370.0       315.4      313.5
                                       ---------  ----------   --------   ---------  ---------
    Income (Loss) from Operations....       48.2      (113.0)      57.5        64.4       69.4
        Other income (expense).......       (4.0)       (4.8)     (10.0)        5.6       (0.3)
        Interest income..............        2.8         9.1        2.3         2.3        5.2
        Interest expense.............      (27.5)      (45.8)     (55.6)      (47.3)     (57.1)
        Interest capitalized.........        3.6         4.3        4.9         7.7       10.6
                                       ---------  ----------   --------   ---------  ---------
    Income (Loss) Before Income
      Taxes..........................       23.1      (150.2)      (0.9)       32.7       27.8
        Income taxes benefit
          (expense)..................       (6.0)       73.1       (0.5)      (14.2)     (10.8)
                                       ---------  ----------   --------   ---------  ---------
    Net Income (Loss)................       17.1       (77.1)      (1.4)       18.5       17.0
    Preferred Dividend Requirement...      (11.7)       (7.0)      (4.3)         --         --
                                       ---------  ----------   --------   ---------  ---------
    Earnings (Loss) Attributable to
      Common Stock...................        5.4       (84.1)      (5.7)       18.5       17.0
                                       =========  ==========   ========   =========  =========
    Per share data (in dollars):
        Earnings (loss) to common
          stock......................       0.06       (0.94)     (0.07)       0.29       0.28
        Weighted average number of
          shares outstanding (in
          millions)..................       89.9        89.7       79.0        63.8       61.7
STATEMENT OF CASH FLOWS DATA:
    Net cash provided by operating
      activities.....................      124.5       160.2      141.5       128.4      144.1
    Net cash used in investing
      activities.....................       57.7       121.4       15.9       117.2      108.2
BALANCE SHEET DATA (AT PERIOD END):
    Properties and equipment, net....      843.0       832.7    1,101.8       797.4      745.0
    Total assets.....................    1,071.4     1,076.9    1,337.2       911.9      911.1
    Long-term debt...................      350.4       405.4      492.8       440.8      417.2
    Convertible preferred stock......       80.0        80.0       80.0          --         --
    Shareholders' equity.............      423.3       323.6      416.6       225.1      215.8

                                       22

SELECTED OPERATING DATA:
DAILY AVERAGE PRODUCTION<F3>:
    Crude oil and liquids (MBbls/day)
        Domestic.....................       57.6        60.2        58.3       54.9       52.0
        Argentina....................        2.4         2.4         2.4        0.6         --
        Indonesia....................        5.7         4.1         1.8         --         --
                                       ---------  ----------  ----------  ---------  ---------
                                            65.7        66.7        62.5       55.5       52.0
                                       =========  ==========  ==========  =========  =========
    Natural gas (MMcf/day)...........      136.6       165.4       126.3       95.2      102.5
    Total production (MMBOE/day).....       88.5        94.3        83.6       71.4       69.1
AVERAGE SALES PRICES:
    Crude oil and liquids ($/Bbl)
        Unhedged
            Domestic.................      12.11       12.70       14.38      14.07      17.90
            Argentina................      13.23       14.07       15.99      16.24         --
            Indonesia................      15.09       15.50       17.51         --         --
            Total....................      12.41       12.93       14.54      14.09      17.90
        Hedged.......................      12.41       12.93       14.96      16.16      17.34
    Natural Gas ($/Mcf)
        Unhedged.....................       1.75        2.03        1.71       1.49       1.57
        Hedged.......................       1.73        1.89        1.70       1.49       1.57
PROVED RESERVES AT YEAR END<F4>:
    Crude oil, condensate and natural
      gas liquids (MMBbls)...........      258.3       248.2       255.1      229.2      222.3
    Natural gas (Bcf)................      242.4       263.0       277.5      170.8      185.9
    Proved reserves (MMBOE)..........      298.7       292.0       301.5      257.7      253.3
    Proved developed reserves
      (MMBOE)........................      224.5       225.5       248.4      210.3      205.0
Present value of proved reserves at
  year-end
    Before income taxes..............      970.8       567.8       915.2      602.6    1,231.4
    After income taxes...............      739.9       502.4       733.5      463.6      839.4
Production costs (including related
  production, severance and ad
  valorem taxes) per BOE (in
  dollars)...........................       5.30        5.39        5.66       6.06       6.22

<F1> 1993 amount includes losses on property dispositions of $27.8 million, long-term debt repayment penalties of $8.6 million and accruals of certain personnel benefits and related costs of $2.2 million.

<F2> On May 19, 1992 Adobe Resources Corporation was merged with and into the
     Company.

<F3> Includes production attributable to the properties sold to Vintage (closed in November 1993) and Bridge (closed in April 1994). Production attributable to such properties during 1993 totaled approximately 4.1 MBbls of oil and 21.7 MMcf of natural gas per day (7.7 MBOE per day).

<F4> The amounts set forth in this table for 1993 give effect to the sale by the
     Company of approximately 8.0 MMBOE of proved reserves to Bridge, which sale closed in April 1994.

                                       23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the year 1994 the Company reported income to common shares of $5.4 million, or $0.06 per share. The reported income is after recognition of a $7.0 million restructuring charge related to a cost reduction program implemented by the Company. At December 31, 1994 the Company's long-term debt totalled $354.3 million, $95.4 million lower than at December 31, 1993, after the refinancing in the second quarter of 1994 which reduced required debt amortization in the near-term and provided additional financial flexibility. See -- Liquidity and Capital Resources.

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

    The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for 1994 of $12.11 per barrel, compared to $15.63 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of spot prices for sweeter light crude oil). In 1994 the Company's average sales price for California heavy crude oil was $11.31 per barrel, approximately 72% of the average annual posted price for WTI. This ratio is considered positive since historically heavy crude oil has sold for an average of approximately 66% of WTI.

    Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. During 1994 the actual average sales price (unhedged) received by the Company ranged from a high of $13.75 per barrel in the third quarter to a low of $10.00 per barrel for the first quarter. Based on operating results for the year 1994, the Company estimates that a $1.00 per barrel increase or decrease in its average domestic crude oil sales prices would result in a corresponding $20.6 million change in income from operations and a $15.5 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depreciation and depletion, that would result from a change in oil prices.

    The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price (unhedged) received by the Company in 1994 for its natural gas ranged from a high of $2.07 per Mcf in the second quarter to a low of $1.43 per Mcf in the fourth quarter. In response to low prices, the Company curtailed its natural gas production by approximately 1.9 Bcf in September through October 1994. Based on operating results for the year 1994, the Company estimates that a $0.10 per Mcf increase or decrease in its average domestic natural gas sales price would result in a corresponding $4.8 million change in income from operations and a $3.6 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depletion and depreciation, that would result from a change in natural gas prices.
                                       24
RESULTS OF OPERATIONS

    The Adobe Merger was accounted for as a purchase and the results of operations of the Adobe Properties are included in the Company's results of operations with effect from June 1, 1992.

  REVENUES

    The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:
                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1994       1993       1992
                                       ---------  ---------  ---------
Crude Oil and Liquids
  Revenues ($/Millions)
    Sales
      Domestic
        California Heavy.............      158.2      151.7      165.7
        Other........................       96.4      127.4      141.0
                                       ---------  ---------  ---------
                                           254.6      279.1      306.7
      Argentina......................       11.6       12.5       13.9
      Indonesia......................       31.3       23.1       11.8
    Hedging..........................         --         --        9.7
    Net Profits Payments.............       (3.8)      (7.4)      (8.5)
                                       ---------  ---------  ---------
                                           293.7      307.3      333.6
                                       =========  =========  =========
  Volumes (MBbls/day)
    Domestic
      California Heavy...............       38.3       37.0       35.6
      Other..........................       19.3       23.2       22.7
                                       ---------  ---------  ---------
                                            57.6       60.2       58.3
    Argentina........................        2.4        2.4        2.4
    Indonesia........................        5.7        4.1        1.8
                                       ---------  ---------  ---------
                                            65.7       66.7       62.5
                                       =========  =========  =========
  Sales Prices ($/Bbl)
    Domestic
      California Heavy...............      11.31      11.24      12.74
      Other..........................      13.72      15.03      16.96
      Total..........................      12.11      12.70      14.38
    Argentina........................      13.23      14.07      15.99
    Indonesia........................      15.09      15.50      17.51
    Total............................      12.41      12.93      14.54
    Total Hedged.....................      12.41      12.93      14.96

Natural Gas
  Revenues ($/Millions)
    Sales............................       87.3      122.3       79.1
    Hedging..........................       (1.0)      (8.2)      (0.5)
    Net Profits Payments.............       (2.9)      (6.3)      (3.8)
                                       ---------  ---------  ---------
                                            83.4      107.8       74.8
                                       =========  =========  =========
  Volumes (MMcf/day).................      136.6      165.4      126.3
  Sales Prices ($/Mcf)
    Unhedged.........................       1.75       2.03       1.71
    Hedged...........................       1.73       1.89       1.70

    Total revenues declined 12% from $436.9 million in 1993 to $391.4 million in 1994. Crude oil and liquids revenues declined $13.6 million. The sale of certain domestic properties to Vintage in the fourth quarter of 1993 and to Bridge in the second quarter of 1994 resulted in a decrease in oil

                                      25

revenues of approximately $20.4 million. The effect of increased volumes of California heavy and Indonesian crude, approximately $14.4 million, and lower net profits payments were partially offset by the effect of lower sales prices. The reduction in net profits payments results from the payout in 1993 of a net profits agreement with respect to certain of the Company's domestic properties. Daily average oil production in 1994 decreased approximately 1,000 barrels per day from 1993. The 3,800 barrel per day decrease in oil production resulting from the sale of properties to Vintage and Bridge was partially offset by a 1,300 barrel per day increase in California heavy crude and a 1,600 barrel per day increase in Indonesian production.

    Natural gas revenues declined from $107.8 million in 1993 to $83.4 million in 1994. The sales of properties to Vintage and Bridge resulted in a decrease in natural gas revenues of approximately $13.1 million and lower sales prices resulted in a reduction in revenues of approximately $7.6 million. In addition, revenues for 1993 included a positive adjustment of $3.2 million related to production in prior periods from certain nonoperated properties. Net profits payments in 1994 were $3.3 million lower than in 1993, reflecting the previously discussed payout in 1993 of a net profits agreement. Natural gas sales volumes decreased from 165.4 MMcf per day in 1993 to 136.6 MMcf per day in 1994 with the property sales to Vintage and Bridge accounting for approximately 18.6 MMcf per day of the decrease. The Company's curtailment program (see -- General) resulted in a reduction of approximately 5.1 MMcf per day and the prior period adjustment included in 1993 represented volumes of approximately 4.0 MMcf per day.

    Total revenues increased approximately 2% from $427.5 million in 1992 to $436.9 million in 1993. Crude oil and liquids revenues decreased from $333.6 million in 1992 to $307.3 million in 1993 as the effect of lower sales prices more than offset the effect of increased sales volumes. In addition, revenues for 1992 included gains on hedging transactions of $9.7 million. Crude oil and liquids sales volumes increased from 62.5 MBbls per day in 1992 to 66.7 MBbls per day in 1993, reflecting increased sales of California heavy crude as well as a full year of volumes from the Adobe Properties. Natural gas revenues increased from $74.8 million in 1992 to $107.8 million in 1993. Sales volumes increased from 126.3 MMcf per day in 1992 to 165.4 MMcf per day in 1993, primarily reflecting a full year of volumes from Adobe Properties. In addition, natural gas revenues for 1993 were reduced by losses on hedging transactions of $8.2 million compared to losses of $0.5 million in 1992.

  COSTS AND EXPENSES

    Costs and expenses for 1994 totalled $343.2 million compared to $549.9 million for 1993. Costs and expenses for 1993 included impairments of oil and gas properties of $99.3 million and restructuring charges of $38.6 million and costs and expenses for 1994 included restructuring charges of $7.0 million (see -- Liquidity and Capital Resources). The property sales to Vintage and Bridge resulted in reductions in production and operating costs and depletion, depreciation and amortization ("DD&A") of $12.4 million and $11.5 million, respectively. The remainder of the decrease in DD&A is primarily attributable to the effect of the property impairments taken in the fourth quarter of 1993. Exploration expenses were down $10.6 million primarily reflecting lower geological and geophysical costs with respect to foreign operations and lower overhead.
                                      26

    On a per barrel of oil equivalent ("BOE") produced basis, the Company's costs and expenses were generally lower in 1994. Asset sales and increased operating efficiencies resulted in a $0.11 per BOE reduction in production and operating costs and the asset impairments taken in the fourth quarter of 1993 were the primary factor contributing to the $0.68 per BOE reduction in DD&A. General and administrative expenses were down 10% and exploration costs were down 30% per BOE. The following table sets forth, on a BOE basis, certain of the Company's costs and expenses (in dollars):

                                            1994       1993       1992
                                            ----       ----       ----
Production and operating costs per
BOE (a)..............................       4.65       4.76       5.02
Exploration, including dry hole costs
  per BOE............................       0.63       0.90       0.84
Depletion, depreciation and
  amortization per BOE...............       3.76       4.44       4.79
General and administrative costs per
  BOE................................       0.85       0.94       1.01
Taxes other than income per BOE (b)..       0.80       0.79       0.80
Interest, net, per BOE (c)(d)........       1.08       1.30       1.58

  (a) Excluding related production, severance and ad valorem taxes.

  (b) Includes production, severance and ad valorem taxes.

  (c) Reflects interest expense less amounts capitalized and interest income.

  (d) Excludes effects of (i) benefit of adjustments to provisions for potential state income tax obligations of $0.36 per BOE in 1994; (ii) benefit of adjustment to provisions made in prior periods with respect to interest on certain federal income tax audit adjustments of $0.07 per BOE in 1994; and (iii) benefit of Federal income tax audit refund and revised tax sharing agreement with the Company's former parent of $0.36 per BOE in 1993.

    Costs and expenses increased from $370.0 million in 1992 to $549.9 million in 1993. Costs and expenses for 1993 included impairments of oil and gas properties of $99.3 million and restructuring charges of $38.6 million
(see -- Liquidity and Capital Resources). The increase in 1993 in production and operating costs and taxes (other than income) primarily reflects a full year's costs for the Adobe Properties. Exploration costs were $5.5 million higher, primarily reflecting higher geological and geophysical and dry hole costs. DD&A increased $6.4 million reflecting a full year's costs for the Adobe Properties, partially offset by reduced amortization rates with respect to certain unproved properties. General and administrative costs for 1993 include a $1.8 million charge related to the adoption of Statement of Financial Accounting Standards No. 112 -- "Employer's Accounting for Postemployment Benefits".

    Interest income for 1993 includes $6.8 million related to a $10.0 million refund received as a result of the completion of the audit of the Company's federal income tax returns for 1971 through 1980.

    Interest expense for 1994 includes a credit of $2.4 million reflecting adjustments to provisions made in prior periods with respect to interest on certain potential federal income tax audit adjustments and a credit of $11.5 million reflecting adjustments to provisions made in prior periods for potential state income tax obligations. Interest expense for 1993 includes a third quarter credit of $5.7 million related to a revision to a tax sharing agreement with the Company's former parent.

    Other income (expense) for 1994 includes: (i) a $2.4 million gain on the sale of the Company's interest in a company which was acquired in the Adobe merger in 1992; (ii) a net $1.6 million charge with respect to the Company's investment in Hadson; and (iii) a $5.0 million charge with respect to certain litigation. Other income (expense) for 1993 includes a $4.0 million charge related to the accrual of a contingent loss with respect to a former affiliate of Adobe.

    Income taxes for 1994 includes a $3.0 million credit reflecting the benefit of adjustments to provisions made in prior periods with respect to certain potential federal income tax audit adjustments and a $2.6 million credit reflecting the benefit of adjustments to provisions made in prior periods for potential state income tax obligations. Income taxes for 1993 includes: (i) a $3.0 million
                                      27

charge to reflect the increase in the Company's deferred income tax liability as a result of the increase in the federal income tax rate; (ii) a $3.2 million benefit related to the previously discussed federal tax audit refund;
(iii) a $1.8 million benefit related to the previously discussed revision to a tax sharing agreement with the Company's former parent; and (iv) a $1.0 million benefit relating to prior periods resulting from the restructuring of certain of the Company's foreign operations which were conducted through foreign incorporated subsidiaries.

    The increase in the Company's preferred dividend requirement reflects the issuance of 10.7 million shares of $0.732 Series A Convertible Preferred Stock in the second quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 19% over the five years ended December 31, 1994; however, no assurances can be given that such increase will occur in the future. Historically, the Company has generally funded capital and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities totalled $124.5 million in 1994; net cash used in investing activities (excluding proceeds from the sales of properties) in such period totalled $138.8 million.

    The decrease in accounts receivable from $87.4 million at December 31, 1993 to $76.2 million at December 31, 1994 primarily reflects lower receivables with respect to natural gas sales due to lower prices and an acceleration of the collection of such receivables resulting from the marketing arrangement with Hadson and the collection of certain amounts with respect to the property sale to Vintage which had been held in escrow, partially offset by an increase in receivables for oil sales, primarily due to higher sales prices. The decrease in accounts payable from $93.5 million at December 31, 1993 to $84.1 million at December 31, 1994 primarily reflects the payment in 1994 of certain restructuring charges which were accrued in 1993. The decrease in other long-term obligations from $48.8 million at December 31, 1993 to $28.0 million at December 31, 1994 primarily relates to the adjustments made to provisions for potential federal income tax audit adjustments and potential state income tax obligations discussed in Results of Operations.

    In the fourth quarter of 1993 the Company adopted a corporate restructuring program which included (i) the concentration of capital spending in the Company's core operating areas, (ii) the disposition of non-core assets, (iii) the elimination of the $0.04 per share quarterly Common Stock dividend and (iv) an evaluation of the Company's capital and cost structures to examine ways to increase flexibility and strengthen the Company's financial performance. The restructuring program has resulted in improved liquidity, reduced required debt amortization in the near-term and additional financial flexibility. See Items 1 and 2. Business and Properties -- Corporate Restructuring Program.

    The Company's 1994 capital program totalled approximately $130 million, a level which allowed the Company to more than replace its 1994 production. The Company expects to expend approximately $190 million on its 1995 program. However, the actual amount expended by the Company in 1995 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds.

                                      28

    Effective March 16, 1994 the Company entered into an Amended and Restated Revolving Credit Agreement (the "Bank Facility") which consists of a five year secured revolving credit agreement maturing December 31, 1998 ("Facility A") and a three year unsecured revolving credit facility maturing December 31, 1996 ("Facility B"). The aggregate borrowing limits under the terms of the Bank Facility are $125.0 million (up to $90.0 million under Facility A and up to $35.0 million under Facility B). Interest rates under the Bank Facility are tied to LIBOR or the bank's prime rate with the actual interest rate reflecting certain ratios based upon the Company's ability to repay its outstanding debt and the value and projected timing of production of the Company's oil and gas reserves. These and other similar ratios will also affect the Company's ability to borrow under the Bank Facility and the timing and amount of any required repayments and corresponding commitment reductions. At December 31, 1994, no amounts were outstanding under the terms of Facility A and $6.3 million in letters of credit were outstanding under the terms of Facility B.

    The Company has three short-term uncommitted lines of credit totalling $50.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At December 31, 1994 no amounts were outstanding under these lines of credit.

    Certain of the Company's credit agreements and the indenture for the Debentures restrict the Company's ability to take certain actions, including covenants that restrict the Company's ability to incur additional indebtedness and to pay dividends on its capital stock. Under the most restrictive of these covenants, at December 31, 1994 the Company could incur up to $188.1 million of additional indebtedness and pay dividends of up to $114.5 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $52.7 million.

ENVIRONMENTAL MATTERS

    Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Note 12 to the Consolidated Financial Statements.

DIVIDENDS

    Dividends on the Company's 7% Convertible Preferred Stock and Series A Preferred are cumulative at an annual rate of $1.40 per share and $0.732 per share, respectively. No dividends may be declared or paid with respect to the Company's common stock if any dividends with respect to the convertible preferred stock or Series A Preferred are in arrears. As part of the 1993 restructuring program, the Company eliminated the payment of its $0.04 per share quarterly dividend on its common stock. The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is in the sole discretion of the Company's Board of Directors and will depend on dividend requirements with respect to the preferred stock, the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.
                                      29

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            PAGE
                                                                            ----
Audited Financial Statements
        Report of Independent Accountants .................................  32
        Consolidated Statement of Operations for the years ended
          December 31, 1994, 1993 and 1992 ................................  33
        Consolidated Balance Sheet -- December 31, 1994 and 1993 ..........  34
        Consolidated Statement of Cash Flows for the years ended
          December 31, 1994, 1993 and 1992 ................................  35
        Consolidated Statement of Shareholders' Equity for the
        years ended December 31, 1994, 1993 and 1992 ......................  36
        Notes to Consolidated Financial Statements ........................  37
Unaudited Financial Information
        Supplemental Information to Consolidated Financial
          Statements ......................................................  58

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.
                                       30

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Company's Notice of Annual Meeting and Proxy Statement dated March 21, 1995, which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this report:
                                                                            PAGE
                                                                            ----
    1.  Financial Statements:
        Report of Independent Accountants .................................  32
        Consolidated Statement of Operations for the years ended
        December 31, 1994, 1993 and 1992 ..................................  33
        Consolidated Balance Sheet -- December 31, 1994 and 1993 ..........  34
        Consolidated Statement of Cash Flows for the years ended
        December 31, 1994, 1993 and 1992 ..................................  35
        Consolidated Statement of Shareholders' Equity for the
        years ended December 31, 1994, 1993 and 1992 ......................  36
        Notes to Consolidated Financial Statements ........................  37

    2.  Financial Statement Schedules:
        Schedule VIII -- Valuation and Qualifying Accounts ................  68
        All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to financial statements.

    3.  Exhibits:
        See Index to Exhibits on page 69 for a description of the exhibits filed as a part of this report.

(b)  Reports on Form 8-K

     None
                                      31

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Santa Fe Energy Resources, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 31 present fairly, in all material respects, the financial position of Santa Fe Energy Resources, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 10, 1995

                       SANTA FE ENERGY RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1994       1993       1992
                                       ---------  ---------  ---------
Revenues
    Crude oil and liquids............  $   293.7  $   307.3  $   333.6
    Natural gas......................       83.4      107.8       74.8
    Natural gas systems..............         --        8.2        7.3
    Crude oil marketing and
      trading........................       11.3        9.9        5.9
    Other............................        3.0        3.7        5.9
                                       ---------  ---------  ---------
                                           391.4      436.9      427.5
                                       ---------  ---------  ---------
Costs and Expenses
    Production and operating.........      150.0      163.8      153.4
    Oil and gas systems and
      pipelines......................         --        4.2        3.2
    Exploration, including dry hole
      costs..........................       20.4       31.0       25.5
    Depletion, depreciation and
      amortization...................      121.3      152.7      146.3
    Impairment of oil and gas
      properties.....................         --       99.3         --
    General and administrative.......       27.3       32.3       30.9
    Taxes (other than income)........       25.8       27.3       24.3
    Restructuring charges............        7.0       38.6         --
    Loss (gain) on disposition of
      assets.........................       (8.6)       0.7      (13.6)
                                       ---------  ---------  ---------
                                           343.2      549.9      370.0
                                       ---------  ---------  ---------
Income (Loss) from Operations........       48.2     (113.0)      57.5
    Interest income..................        2.8        9.1        2.3
    Interest expense.................      (27.5)     (45.8)     (55.6)
    Interest capitalized.............        3.6        4.3        4.9
    Other income (expense)...........       (4.0)      (4.8)     (10.0)
                                       ---------  ---------  ---------
Income (Loss) Before Income Taxes....       23.1     (150.2)      (0.9)
    Income taxes.....................       (6.0)      73.1       (0.5)
                                       ---------  ---------  ---------
Net Income (Loss)....................       17.1      (77.1)      (1.4)
Preferred dividend requirement.......      (11.7)      (7.0)      (4.3)
                                       ---------  ---------  ---------
Earnings (Loss) Attributable to
  Common Shares......................  $     5.4  $   (84.1) $    (5.7)
                                       =========  =========  =========
Earnings (Loss) Attributable to
  Common Shares Per Share............  $    0.06  $   (0.94) $   (0.07)
                                       =========  =========  =========
Weighted Average Number of Shares
  Outstanding (in millions)..........       89.9       89.7       79.0
                                       =========  =========  =========

  The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                              DECEMBER 31,
                                       --------------------------
                                           1994          1993
                                       ------------  ------------
               ASSETS
Current Assets
    Cash and cash equivalents........  $       53.7  $        4.8
    Accounts receivable..............          76.2          87.4
    Inventories......................           9.2           8.7
    Assets held for sale.............            --          59.5
    Other current assets.............          18.1          12.2
                                       ------------  ------------
                                              157.2         172.6
                                       ------------  ------------
Investment in Hadson Corporation.....          57.0          56.2
                                       ------------  ------------
Properties and Equipment, at cost
    Oil and gas (on the basis of
      successful efforts
      accounting)....................       2,145.9       2,064.3
    Other............................          32.7          27.3
                                       ------------  ------------
                                            2,178.6       2,091.6
    Accumulated depletion,
      depreciation, amortization and
      impairment.....................      (1,335.6)     (1,258.9)
                                       ------------  ------------
                                              843.0         832.7
                                       ------------  ------------
Other Assets
    Receivable under gas balancing
      arrangements...................           4.6           3.9
    Other............................           9.6          11.5
                                       ------------  ------------
                                               14.2          15.4
                                       ------------  ------------
                                       $    1,071.4  $    1,076.9
                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable.................  $       84.1  $       93.5
    Interest payable.................           8.5          10.2
    Current portion of long-term
      debt...........................           3.9          44.3
    Other current liabilities........          29.5          18.1
                                       ------------  ------------
                                              126.0         166.1
                                       ------------  ------------
Long-Term Debt.......................         350.4         405.4
                                       ------------  ------------
Deferred Revenues....................           7.4           8.6
                                       ------------  ------------
Other Long-Term Obligations..........          28.0          48.8
                                       ------------  ------------
Deferred Income Taxes................          56.3          44.4
                                       ------------  ------------
Commitments and Contingencies (Note
  12)................................            --            --
                                       ------------  ------------
Convertible Preferred Stock, $0.01
  par value, 5.0 million shares
  authorized, issued and
  outstanding........................          80.0          80.0
                                       ------------  ------------
Shareholders' Equity
    Preferred stock, $0.01 par value,
      34.3 million shares authorized,
      none issued....................            --            --
    $.732 Series A preferred stock,
      $0.01 par value, 10.7 million
      shares authorized, issued and
      outstanding....................          91.4            --
    Common stock, $0.01 par value,
      200.0 million shares
      authorized.....................           0.9           0.9
    Paid-in capital..................         498.9         496.9
    Unamortized restricted stock
      awards.........................            --          (0.1)
    Accumulated deficit..............        (167.5)       (173.8)
    Foreign currency translation
      adjustment.....................          (0.4)         (0.3)
                                       ------------  ------------
                                              423.3         323.6
                                       ------------  ------------
                                       $    1,071.4  $    1,076.9
                                       ============  ============

  The accompanying notes are an integral part of these financial statements.

                       SANTA FE ENERGY RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN MILLIONS OF DOLLARS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1994        1993        1992
                                       ----------  ----------  ----------
Operating Activities:
    Net income (loss)................  $     17.1  $    (77.1) $     (1.4)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
        Depletion, depreciation and
          amortization...............       121.3       152.7       146.3
        Impairment of oil and gas
          properties.................          --        99.3          --
        Restructuring charges........         1.0        27.8          --
        Deferred income taxes........        11.3       (71.9)       (6.3)
        Net loss (gain) on
          disposition of assets......        (8.6)        0.7       (13.6)
        Exploratory dry hole costs...         6.5         8.9         4.7
        Equity in losses and
          adjustment to valuation of
          investment in Hadson
          Corporation................         6.1          --          --
        Hadson Corporation preferred
          dividends received
          in-kind....................        (4.5)         --          --
        Expenses related to
          acquisition of Adobe
          Resources Corporation......          --          --        10.9
        Other........................         3.0         4.2         2.0
    Changes in operating assets and
      liabilities:
        Decrease (increase) in
          accounts receivable........         1.3        12.4        (8.3)
        Decrease (increase) in
          inventories................        (0.5)       (3.8)        0.3
        Increase (decrease) in
          accounts payable...........        (8.6)       (2.6)        5.9
        Increase (decrease) in
          interest payable...........        (1.7)       (0.8)        0.4
        Increase (decrease) in income
          taxes payable..............         0.2        (0.6)       (0.4)
        Net change in other assets
          and liabilities............       (19.4)       11.0         1.0
                                       ----------  ----------  ----------
Net Cash Provided by Operating
  Activities.........................       124.5       160.2       141.5
                                       ----------  ----------  ----------
Investing Activities:
    Capital expenditures, including
      exploratory dry hole costs.....      (136.6)     (127.0)      (76.8)
    Acquisitions of producing
      properties, net of related
      debt...........................        (2.2)       (4.4)      (14.2)
    Acquisition of Adobe Resources
      Corporation....................          --          --       (11.9)
    Acquisition of Santa Fe Energy
      Partners, L.P..................          --       (28.3)         --
    Net proceeds from sales of
      properties.....................        81.1        39.9        89.1
    Increase in partnership interest
      due to reinvestment............          --        (1.6)       (2.1)
                                       ----------  ----------  ----------
Net Cash Used in Investing
  Activities.........................       (57.7)     (121.4)      (15.9)
                                       ----------  ----------  ----------
Financing Activities:
    Net change in short-term debt....          --          --        (4.6)
    Net proceeds from issuance of 11%
      senior subordinated debentures
      due 2004.......................        96.1          --          --
    Net proceeds from issuance of
      $.732 Series A convertible
      preferred stock................        91.4          --          --
    Proceeds from long-term
      borrowings.....................          --          --         5.0
    Principal payments on long-term
      borrowings.....................      (144.7)      (41.5)      (55.5)
    Net change in revolving credit
      agreement......................       (50.0)      (55.0)         --
    Cash dividends paid to others....       (10.7)      (21.3)      (14.9)
                                       ----------  ----------  ----------
Net Cash Used in Financing
  Activities.........................       (17.9)     (117.8)      (70.0)
                                       ----------  ----------  ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents...................        48.9       (79.0)       55.6
Cash and Cash Equivalents at
  Beginning of Year..................         4.8        83.8        28.2
                                       ----------  ----------  ----------
Cash and Cash Equivalents at End of
  Year...............................  $     53.7  $      4.8  $     83.8
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                       SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (SHARES AND DOLLARS IN MILLIONS)

                                       $.732 SERIES A                                                             FOREIGN
                                         CONVERTIBLE                                 UNAMORTIZED                  CURRENCY
                                       PREFERRED STOCK    COMMON STOCK               RESTRICTED                   TRANSLA-
                                       ---------------   ---------------   PAID-IN     STOCK       ACCUMULATED      TION
                                       SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL     AWARDS        DEFICIT     ADJUSTMENT
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1991.........    --     $--        64.1    $0.6    $ 284.9     $  (1.4)     $   (59.0)     $--
  Issuance of common stock
    Acquisition of Adobe
     Resources Corporation...........    --      --        24.9     0.3      205.3      --             --           --
    Employee stock compensation and
     savings plans...................    --      --         0.5    --          4.1        (0.5)        --           --
  Amortization of restricted stock
   awards............................    --      --        --      --        --            1.5         --           --
  Foreign currency translation
   adjustments.......................    --      --        --      --        --         --             --            (0.2)
  Net loss...........................    --      --        --      --        --         --               (1.4)      --
  Dividends declared.................    --      --        --      --        --         --              (17.6)      --
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1992.........    --      --        89.5     0.9      494.3        (0.4)         (78.0)       (0.2)
  Issuance of common stock
    Employee stock compensation and
     savings plans...................    --      --         0.3    --          2.6        (0.1)]       --           --
  Amortization of restricted
   stock awards......................    --      --        --      --        --            0.4         --           --
  Pension liability adjustment.......    --      --        --      --        --         --               (0.9)      --
  Foreign currency transaction
   adjustments.......................    --      --        --      --        --         --             --            (0.1)
  Net loss...........................    --      --        --      --        --         --              (77.1)      --
  Dividends declared.................    --      --        --      --        --         --              (17.8)      --
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance December 31, 1993............    --      --        89.8     0.9      496.9        (0.1)        (173.8)       (0.3)
  Issuance of common stock
    Employee stock compensation and
     savings plans...................    --      --         0.2    --          2.0      --             --           --
  Issuance of preferred stock........    10.7    91.4      --      --        --         --             --           --
  Amortization of restricted stock
   awards............................    --      --        --      --        --            0.1         --           --
  Pension liability adjustment.......    --      --        --      --        --         --                0.9       --
  Foreign currency transaction
   adjustments.......................    --      --        --      --        --         --             --            (0.1)
  Net income.........................    --      --        --      --        --         --               17.1       --
  Dividends declared.................    --      --        --      --        --         --              (11.7)      --
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance December 31, 1994............    10.7   $91.4      90.0    $0.9    $ 498.9     $--          $  (167.5)     $ (0.4)
                                       ======   ======   ======   ======   =======   ===========   ===========   ==========

                                           TOTAL
                                       SHAREHOLDERS'
                                          EQUITY
                                       -------------
Balance at December 31, 1991.........     $ 225.1
  Issuance of common stock
    Acquisition of Adobe
     Resources Corporation...........       205.6
    Employee stock compensation and
     savings plans...................         3.6
  Amortization of restricted stock
   awards............................         1.5
  Foreign currency translation
   adjustments.......................        (0.2)
  Net loss...........................        (1.4)
  Dividends declared.................       (17.6)
                                       -------------
Balance at December 31, 1992.........       416.6
  Issuance of common stock
    Employee stock compensation and
     savings plans...................         2.5
  Amortization of restricted
   stock awards......................         0.4
  Pension liability adjustment.......        (0.9)
  Foreign currency transaction
   adjustments.......................        (0.1)
  Net loss...........................       (77.1)
  Dividends declared.................       (17.8)
                                       -------------
Balance December 31, 1993............       323.6
  Issuance of common stock
    Employee stock compensation and
     savings plans...................         2.0
  Issuance of preferred stock........        91.4
  Amortization of restricted stock
   awards............................         0.1
  Pension liability adjustment.......         0.9
  Foreign currency transaction
   adjustments.......................        (0.1)
  Net income.........................        17.1
  Dividends declared.................       (11.7)
                                       -------------
Balance December 31, 1994............     $ 423.3
                                       =============

  The accompanying notes are an integral part of these financial statements.

                       SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") and its subsidiaries include the accounts of all wholly owned subsidiaries. The accounts of Santa Fe Energy Partners, L.P., (the "Partnership") are included on a proportional basis until September 1993 when Santa Fe purchased all the Partnership's outstanding Depositary Units and undeposited LP Units other than those units held by Santa Fe and its affiliates.

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

    References herein to the "Company" or "Santa Fe" relate to Santa Fe Energy Resources, Inc., individually or together with its consolidated subsidiaries; references to the "Partnership" relate to Santa Fe Energy Partners, L.P.

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

    Depletion and depreciation of proved properties are computed on an individual field basis using the unit-of-production method based upon proved oil and gas reserves attributable to the field. Certain other oil and gas properties are depreciated on a straight-line basis. Individual proved properties are reviewed periodically to determine if the carrying value of the field exceeds the estimated undiscounted future net revenues from proved oil and gas reserves attributable to the field. Based on this review and the continuing evaluation of development plans, economics and other factors, if appropriate, the Company records impairments (additional depletion and depreciation) to the extent that the carrying value exceeds the estimated undiscounted future net revenues. Such impairments totaled $99.3 million in 1993 and there were none in 1994 or 1992.

    The Company provides for future abandonment and site restoration costs with respect to certain of its oil and gas properties. The Company estimates that with respect to these properties such future costs total approximately $15.2 million and such amount is being accrued over the expected life of the properties. At December 31, 1994 Accumulated Depletion, Depreciation, Amortization and Impairment includes $15.0 million with respect to such costs.

    The value of undeveloped acreage is aggregated and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized to expense over the average holding period. Additional amortization may be recognized based upon periodic assessment of prospect evaluation results. The cost of properties determined to be productive is transferred to proved properties; the cost of properties determined to be nonproductive is charged to accumulated amortization.
                                      37

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Maintenance and repairs are expensed as incurred; major renewals and improvements are capitalized. Gains and losses arising from sales of properties are included in income currently.

  REVENUE RECOGNITION

    Revenues from the sale of petroleum produced are generally recognized upon the passage of title, net of royalties and net profits interests. Crude oil revenues include the value of crude oil consumed in operations with an equal amount charged to operating expenses. Such amounts totalled $4.8 million in 1992, $1.2 million in 1993 and $1.9 million in 1994.

    In 1990 the Company initiated a hedging program designed to provide a certain minimum level of cash flow from its sales of crude oil. Settlements were included in oil revenues in the period the oil is sold. In the year ended December 31, 1992 hedges resulted in an increase in oil revenues of $9.7 million. The Company had no open crude oil hedging contracts during 1993 or 1994.

    Revenues from natural gas production are generally recorded using the entitlement method, net of royalties and net profits interests. Sales proceeds in excess of the Company's entitlement are included in Deferred Revenues and the Company's share of sales taken by others is included in Other Assets. At December 31, 1994 the Company's deferred revenues for sales proceeds received in excess of the Company's entitlement was $5.1 million with respect to 4.1 MMcf and the asset related to the Company's share of sales taken by others was $4.6 million with respect to 3.3 MMcf.

    In the third quarter of 1992 the Company initiated a hedging program with respect to its sales of natural gas. The Company has used various instruments whereby monthly settlements are based on the differences between the price or range of prices specified in the instruments and the settlement price of certain natural gas futures contracts quoted on the New York Mercantile Exchange. In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified prices the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. In 1992, 1993 and 1994 hedges resulted in a reduction in natural gas revenues of $0.5 million, $8.2 million and $1.0 million, respectively. The Company had no open natural gas hedging contracts at December 31, 1994.

    Revenues from crude oil marketing and trading represent the gross margin resulting from such activities. Revenues from such activities are net of costs of sales of $247.3 million in 1992, $225.9 million in 1993 and $204.7 million in 1994.

    Revenues from natural gas systems are net of the cost of natural gas purchased and resold. Such costs totalled $43.8 million in 1992, and $49.9 million in 1993.

  EARNINGS PER SHARE

    Earnings per share are based on the weighted average number of common shares outstanding during the year.

  ACCOUNTS RECEIVABLE

    Accounts Receivable relates primarily to sales of oil and gas and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1994 and 1993 the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $3.1 million and $6.3 million, respectively. Accounts receivable totalling $3.8 million, $0.1 million and $1.1 million were written off as uncollectible in 1994, 1993 and 1992, respectively.
                                      38

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INVENTORIES

    Inventories are valued at the lower of cost (average price or first-in, first-out) or market. Crude oil inventories at December 31, 1994 and 1993 were $1.6 million and $1.1 million, respectively, and materials and supplies inventories at such dates were $7.6 million and $7.6 million, respectively.

  ENVIRONMENTAL EXPENDITURES

    Environmental expenditures relating to current operations are expensed or capitalized, as appropriate, depending on whether such expenditures provide future economic benefits. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition coincides with the Company's commitment to a formal plan of action.

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

    The Company's non-core asset disposition program included the sale of its natural gas gathering and processing assets to Hadson Corporation ("Hadson") (see Note 3), the sale to Vintage Petroleum, Inc. ("Vintage") of certain southern California and Gulf Coast oil and gas producing properties and the sale to Bridge Oil (U.S.A.) Inc. ("Bridge") of certain mid-Continent and Rocky Mountain oil and gas producing properties and undeveloped acreage. Based on the evaluation of its capital and cost structures, the Company (i) implemented a cost reduction program which included the reduction of its salaried work force by approximately 20%, an improvement in the efficiency of its information systems and reductions in other general and administrative and production and operating costs and (ii) issued $100 million of 11% Senior Subordinated Debentures and 10,700,000 shares of $.732 Series A Convertible Preferred Stock (the "Series A Preferred") and used a portion of the proceeds to retire certain of its long-term debt (see Note 7).

    In implementing the corporate restructuring program, in 1993 the Company recorded restructuring charges of $38.6 million comprised of (i) losses on property dispositions of $27.8 million; (ii) long-term debt repayment penalties and interest of $8.6 million; and (iii) accruals for certain personnel benefits and related costs of $2.2 million. In the first quarter of 1994 the Company recorded additional restructuring charges of $7.0 million comprised of severance, benefits and relocation expenses associated with the cost reduction program.

    SALE TO VINTAGE. In November 1993 the Company completed the sale of certain southern California and Gulf Coast producing properties for net proceeds totalling $42.0 million in cash, $31.5 million of which was collected in 1993. The Company's income from operations for 1993 includes $2.7 million attributable to the assets sold to Vintage.

                                      39

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    SALE TO BRIDGE. In April 1994 the Company completed the sale to Bridge of certain Mid-Continent and Rocky Mountain producing and nonproducing oil and gas properties for net proceeds totalling $46.7 million in cash. The net book value of these assets was included in Assets Held for Sale at December 31, 1993. The Company's income from operations for 1994 and 1993 includes $2.2 million and $5.8 million, respectively, attributable to the assets sold to Bridge.

    OTHER DISPOSITIONS. The estimated realizable value of certain oil and gas properties which the Company disposed of in 1994, $1.0 million, is included in Assets Held for Sale at December 31, 1993. In the first quarter of 1994 the Company sold its interest in certain other oil and gas properties, in which it had no remaining basis, for $8.3 million.

(3)  INVESTMENT IN HADSON

    In December 1993 the Company completed a transaction with Hadson under the terms of which the Company sold the common stock of Adobe Gas Pipeline Company ("AGPC"), a wholly-owned subsidiary which held the Company's natural gas gathering and processing assets, to Hadson in exchange for Hadson 11.25% preferred stock with a face value of $52.0 million and 40% of Hadson's common stock. The Company accounted for the sale as a non-monetary transaction and the investment in Hadson was valued at $56.2 million, the carrying value of the Company's investment in AGPC. The Company's investment in Hadson is being accounted for on the equity basis. The Company's income from operations for 1993 includes $1.6 million attributable to the assets sold to Hadson.

    Also in December 1993 the Company signed a seven-year gas sales contract with Hadson under the terms of which Hadson markets substantially all of the Company's domestic natural gas production at market prices as defined by published monthly indices for relevant production locations. In the fourth quarter of 1994 the Company and Hadson amended the gas sales agreement whereby the Company advanced Hadson $5.0 million, which advance may be renewed monthly through April 1995, and bears interest at one percent above the prime rate and is payable monthly.

    In November 1994 the Company and Hadson settled a lawsuit related to certain of the assets sold to Hadson by the Company in December 1993. The settlement totalled $5.7 million and the Company's share, approximately $3.3 million, is included in Other Income (Expense) in the income statement. The Company paid the full amount of the settlement and Hadson gave the Company a $2.4 million ten-year note for its share. The note bears interest at 9%, payable annually, and the principal amount is due at maturity.

    The following table summarizes the Company's investment in Hadson and the changes in such investment during the year ended December 31, 1994 (in millions of dollars):

Investment at December 31, 1993......    56.2
Preferred dividends, paid in-kind....     4.5
Equity in losses and valuation
  adjustments........................    (6.1)
Note receivable......................     2.4
                                        -----
Investment at December 31, 1994......    57.0
                                        =====

    The Company's investment in Hadson represents management's best estimate of the realizable value of the investment at December 31, 1994, based on a proposed sale of Hadson.
                                      40

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following tables summarize pertinent financial information with respect to Hadson (in millions of dollars):

                                           DECEMBER 31,
                                       --------------------
                                         1994       1993
                                       ---------  ---------
Current assets.......................       94.1      101.3
Property, plant and equipment, net...      101.2       99.4
Other assets.........................       10.1        9.6
                                       ---------  ---------
                                           205.4      210.3
                                       =========  =========
Current liabilities..................      107.2       97.2
Long-term debt.......................       57.4       55.8
Other long-term obligations..........        2.4       17.8
Shareholders' equity.................       38.4       39.5
                                       ---------  ---------
                                           205.4      210.3
                                       =========  =========

                                           YEAR ENDED
                                        DECEMBER 31, 1994
                                        -----------------
Revenues.............................          754.0
Expenses.............................         (757.0)
                                             -------
Loss before income taxes.............           (3.0)
Income tax benefit...................            2.0
                                             -------
Net loss.............................           (1.0)
Preferred dividend requirement.......           (5.8)
                                             -------
Loss attributable to common shares...           (6.8)
                                             =======

    During 1994 and 1993, sales of natural gas to Hadson (which with respect to certain properties included royalty and working interest owners' share of production) totalled $99.2 million and $29.6 million, respectively. In addition, in 1994 and 1993 the Company made purchases of natural gas from Hadson totalling $18.6 million and $0.5 million, respectively. At December 31, 1994 and 1993, the Company's accounts receivable included $14.6 million and $18.8 million, respectively, due from Hadson and accounts payable included $1.6 million and $0.3 million, respectively, due to Hadson.

(4)  MERGER WITH ADOBE RESOURCES CORPORATION

    On May 19, 1992 Adobe Resources Corporation ("Adobe"), an oil and gas exploration and production company, was merged with and into Santa Fe (the "Merger"). The acquisition has been accounted for as a purchase and the results of operations of the properties acquired (the "Adobe Properties") are included in Santa Fe's results of operations effective June 1, 1992.

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

    The Merger constituted a "change of control" as defined in certain of the Company's employee benefit plans and employment agreements (see Notes 10 and
12).
                                      41

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    In a separate transaction in January 1992, the Company purchased three producing properties from Adobe for $14.2 million.

(5)  SANTA FE ENERGY TRUST

    In November 1992 5,725,000 Depository Units ("Trust Units"), each consisting of beneficial ownership of one unit of undivided beneficial interest in the Santa Fe Energy Trust (the "Trust") and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, were sold in a public offering. The Trust consists of certain oil and gas properties conveyed by Santa Fe. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. Santa Fe received the remaining $70.1 million and 575,000 Trust Units. A portion of the proceeds received by the Company was used to retire $30.0 million of the debt incurred in connection with the Merger and the remainder was used for general corporate purposes including possible acquisitions.

    For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments to the extent that it needs such payments to distribute $0.40 per Depository Unit per quarter. The source of such additional royalty payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such additional payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) will be limited to $20.0 million on a revolving basis. For operations from the inception of the Trust through December 31, 1994 the Company has been required to make additional royalty payments totalling $0.4 million in 1993 and $1.1 million in 1994.

    At December 31, 1993 the Company held 575,000 Trust Units. In the first quarter of 1994 the Company sold the Trust Units for $11.3 million. The Company's investment in the Trust Units at December 31, 1993, $10.4 million, is included in Assets Held for Sale in the Balance Sheet. At December 31, 1994 Accounts Payable included $2.7 million due to the Trust and at December 31, 1993 Accounts Receivable included $0.2 million due from the Trust and Accounts Payable included $1.9 million due to the Trust.

(6)  CASH FLOWS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    The Merger included certain non-cash investing and financing activities not reflected in the Statement of Cash Flows as follows (in millions of dollars):

Common stock issued..................      205.5
Convertible preferred stock issued...       80.0
Deferred tax liability...............       19.7
Long-term debt.......................      140.0
Assets acquired, other than cash, net
  of liabilities assumed.............     (457.1)
                                       ---------
Cash paid............................      (11.9)
                                       =========

    The Company made interest payments of $49.0 million, $48.0 million and $47.9 million in 1992, 1993 and 1994, respectively. In 1992, 1993 and 1994, the Company made tax payments of $4.4 million, $5.0 million and $1.8 million, respectively, and in 1993 received tax refunds of $4.1 million, primarily related to the audit of prior years' returns.

                                      42

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  FINANCING AND DEBT

    Long-term debt at December 31, 1994 and 1993 consisted of (in millions of dollars):

                                                        DECEMBER 31,
                                        --------------------------------------------
                                                1994                    1993
                                        --------------------    --------------------
                                        CURRENT    LONG-TERM    CURRENT    LONG-TERM
                                        -------    ---------    -------    ---------
SFER
    Senior Notes.....................       --        245.0       30.0        310.0
    11% Senior Subordinated
      Debentures.....................       --         99.3         --           --
    Revolving and Term Credit
      Agreement......................       --           --        1.3         48.7
    Notes Payable to Bank............      3.9          6.1        3.8         11.3
    Term-Loan........................       --           --        1.2         11.4
Partnership
    Credit Agreement.................       --           --        8.0         24.0
                                        -------    ---------    -------    ---------
                                           3.9        350.4       44.3        405.4
                                        =======    =========    =======    =========

    Aggregate total maturities of long-term debt during the next five years are as follows: 1995 -- $3.9 million; 1996 -- $6.1 million; 1997 -- $35.0 million; 1998 -- $35.0 million; and 1999 -- $25.0 million.

    Effective March 16, 1994 the Company entered into an Amended and Restated Revolving Credit Agreement (the "Bank Facility") which replaced the Revolving and Term Credit Agreement the Company had executed in 1992. The Bank Facility, consists of a five year secured revolving credit agreement maturing December 31, 1998 ("Facility A") and a three year unsecured revolving credit facility maturing December 31, 1996 ("Facility B"). The aggregate borrowing limits under the terms of the Bank Facility are $125.0 million (up to $90.0 million under Facility A and up to $35.0 million under Facility B). Interest rates under the Bank Facility are tied to LIBOR or the bank's prime rate with the actual interest rate reflecting certain ratios based upon the Company's ability to repay its outstanding debt and the value and projected timing of production of the Company's oil and gas reserves. These and other similar ratios will also affect the Company's ability to borrow under the Bank Facility and the timing and amount of any required repayments and corresponding commitment reductions. At December 31, 1994, no amounts were outstanding under the terms of Facility A and $6.3 million in letters of credit were outstanding under the terms of Facility B.

    In a public offering in May 1994 the Company issued $100.0 million of 11% Senior Subordinated Debentures due 2004 (the "Debentures"). The Debentures were issued for 99.266% of face value and the Company received proceeds of $96.1 million, after deducting related costs and expenses of $3.2 million. The Debentures, which mature May 15, 2004, are not redeemable prior to May 15, 1999 and may be redeemed after such date at the option of the Company at prices set forth in the indenture for the Debentures. Under certain circumstances, the Company may be required to redeem the Debentures for 101% of the principal amount. The Debentures are general unsecured subordinated obligations of the Company.

    The Company used the proceeds from the issuance of the Debentures, together with a portion of the proceeds from the issuance of the Series A Preferred (see Note 10), to retire certain of its then outstanding long-term debt. The Company retired $65.0 million of Senior Notes, the $12.3 million outstanding balance of a term loan agreement which the Company had executed in 1991 in connection with the purchase of certain producing properties, the $30.0 million outstanding balance of the Partnership's credit agreement and the $25.0 million outstanding balance of the Bank Facility.

                                      43

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    On April 11, 1990 SFER issued $365.0 million of serial unsecured Senior Notes with interest rates averaging 10.35%. At December 31, 1994, $245.0 million in Senior Notes were outstanding and are to be repaid, $35.0 million in 1997 and 1998 and $25.0 million per year in 1999 through 2005.

    In 1991 the Company borrowed a total of $18.2 million from an Argentine bank in connection with the purchase of an interest in a producing oil field in Argentina. The loan bears interest at the higher of 13.06% or LIBOR plus 2%.

    The Company has three short-term uncommitted lines of credit totalling $50.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At December 31, 1994 no amounts were outstanding under these lines of credit.

    Certain of the Company's credit agreements and the indenture for the Debentures restrict the Company's ability to take certain actions, including covenants that restrict the Company's ability to incur additional indebtedness and to pay dividends on its capital stock. Under the most restrictive of these covenants, at December 31, 1994 the Company could incur up to $188.1 million of additional indebtedness and pay dividends of up to $114.5 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $52.7 million.
                                      44

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8)  SEGMENT INFORMATION

    The principal business of the Company is oil and gas, which consists of the acquisition, exploration and development of oil and gas properties and the production and sale of crude oil and liquids and natural gas. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in millions of dollars):

                                                        OIL AND GAS
                                         -------------------------------------------
                                                                              OTHER      GENERAL
                                          U.S.     ARGENTINA    INDONESIA    FOREIGN    CORPORATE     TOTAL
                                         -----     ---------    ---------    -------    ---------     -----
1994
  Revenues...........................      346.7      12.9          31.8         --           --        391.4
  Income (Loss) from Operations......       90.3       3.2           6.1      (11.6)       (39.8)        48.2
  Depletion. Depreciation and
    Amortization.....................      101.3       3.7           9.7        6.6           --        121.3
  Additions to Property and
    Equipment........................       98.2      13.6          16.3        4.4          5.4        137.9
  Identifiable Assets at December
    31...............................      817.6      57.8         103.1        6.5         84.9      1,069.9
1993
  Revenues...........................      401.2      12.5          23.2         --           --        436.9
  Income (Loss) from Operations......      (33.6)      3.0         (13.4)     (18.4)       (50.6)      (113.0)
  Depletion, Depreciation, Amortiza-
    tion and Impairment..............      218.8       3.6          21.2        6.7          1.7        252.0
  Additions to Property and
    Equipment........................      116.1       7.3          16.8        6.1          4.4        150.7
  Identifiable Assets at December
    31...............................      862.0      48.2          65.3        2.8         98.6      1,076.9
1992
  Revenues...........................      400.0      13.9          13.6         --           --        427.5
  Income (Loss) from Operations......      100.6       2.5           2.3      (10.7)       (37.2)        57.5
  Depletion, Depreciation and
    Amortization.....................      136.7       3.7           2.7        1.6          1.6        146.3
  Additions to Property and
    Equipment........................      452.6       4.0          71.6        5.7          2.4        536.3
  Identifiable Assets at December
    31...............................    1,076.5      39.2          73.9        5.8        141.8      1,337.2

    Crude oil and liquids and natural gas accounted for more than 95% of revenues in 1992, 1993 and 1994. The following table (which with respect to certain properties includes royalty and working interest owners' share of production) reflects sales to crude oil purchasers who accounted for more than 10% of the Company's crude oil and liquids revenues (in millions of dollars):

                                           YEAR ENDED DECEMBER 31,
                                          --------------------------
                                           1994      1993       1992
                                           ----      ----       ----
Texaco Trading and Transportation,
  Inc................................         --        --      46.8
Celeron Corporation..................       58.7      56.8      56.3
Shell Oil Company....................       94.5      86.3        --

    None of the Company's purchasers of natural gas accounted for more than 10% of revenues in 1992 or 1993. In 1994 substantially all of the Company's domestic natural gas production was sold to Hadson under the terms of an agreement signed in December 1993 (see Note 3).

                                      45

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  CONVERTIBLE PREFERRED STOCK

    The convertible preferred stock issued in connection with the Merger is non-voting and entitled to receive cumulative cash dividends at an annual rate equivalent to $1.40 per share. The holders of the convertible preferred shares may, at their option, convert any or all such shares into 1.3913 shares of the Company's common stock. The Company may, at any time after the fifth anniversary of the effective date of the Merger and upon the occurrence of a "Special Conversion Event", convert all outstanding shares of convertible preferred stock into common stock at the initial conversion rate of 1.3913 shares of common stock, subject to certain adjustments, plus additional shares in respect to accrued and unpaid dividends. A Special Conversion Event is deemed to have occurred when the average daily closing price for a share of the Company's common stock for 20 of 30 consecutive trading days equals or exceeds 125% of the quotient of $20.00 divided by the then applicable conversion rate (approximately $18.00 per share at a conversion rate of 1.3913).

    Upon the occurrence of the "First Ownership Change" of Santa Fe, each holder of shares of convertible preferred stock shall have the right, at the holder's option, to elect to have all of such holder's shares redeemed for $20.00 per share plus accrued and unpaid interest and dividends. The First Ownership Change shall be deemed to have occurred when any person or group, together with any affiliates or associates, becomes the beneficial owner of 50% or more of the outstanding common stock of Santa Fe.

(10)  SHAREHOLDERS' EQUITY

  COMMON STOCK

    In 1992, 1993 and 1994 the Company issued a total of 1.0 million previously unissued shares of common stock in connection with certain employee benefit and compensation plans. Also in 1992, the Company issued 24.9 million previously unissued shares of common stock in connection with the Merger.

    The Company declared dividends to common shares of $0.16 per share in 1992 and $0.12 per share in 1993. No dividends were declared in 1994 (see Note 2).

  $.732 SERIES A CONVERTIBLE PREFERRED STOCK

    In a public offering in May 1994 the Company issued 10,700,000 shares of $.732 Series A Convertible Preferred Stock. The Series A Preferred was issued at $8.875 per share and the Company received total proceeds of $91.4 million after deducting related costs and expenses of $3.6 million. Each share of Series A Preferred mandatorily converts into one share of common stock on May 15, 1998 and the Company has the option to redeem the shares, in whole or in part, on or after May 15, 1997 and prior to May 15, 1998 at prices set forth in the certificate of designation for the Series A Preferred, payable in common stock. Each share of Series A Preferred is convertible at the option of the holder into 0.8474 shares of common stock at any time prior to May 15, 1998.

    The Series A Preferred ranks prior to common stock both as to payment of dividends and distribution of assets upon liquidation. The holders of Series A Preferred are entitled to receive cumulative preferential dividends, accruing at the rate per share of $0.732 per annum ($0.183 per quarter) payable quarterly in arrears.

  PREFERRED STOCK

    The Board of Directors of the Company is empowered, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, and to determine the number of shares in each series and the rights, preferences and limitations of each series. Among the specific matters which may be determined by the Board of Directors are: the annual rate of dividends; the
                                      46

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

redemption price, if any; the terms of a sinking or purchase fund, if any; the amount payable in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company; conversion rights, if any; and voting powers, if any.

  ACCUMULATED DEFICIT

    At December 31, 1994 and 1993 Accumulated Deficit included dividends in excess of retained earnings of $89.8 million.

  1990 INCENTIVE STOCK COMPENSATION PLAN

    The Company has adopted the Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan (the "Plan") under the terms of which the Company may grant options and awards with respect to no more than 5,000,000 shares of common stock to officers and key employees.

    Options granted in 1991 and prior are fully vested and expire in 2000. Options granted in 1992 have a ten year term and vest as to 33.33 percent one year after grant, as to a cumulative 66.67 percent two years after grant and as to the entire amount three years after grant. The options granted in 1993 have a ten year term and vest as to 50 percent 5 years after grant, as to a cumulative 75 percent 6 years after grant and as to the entire amount 7 years after grant. The options are exercisable on an accelerated basis beginning one year and ending three years after grant in certain circumstances. If the market value per share of the Company's common stock (sustained in all events for at least 60 days) exceeds $15, 25 percent of the options shall become exercisable; in the event the market value per share exceeds $20, 50 percent of the options shall become exercisable; and in the event the market value exceeds $25, 100 percent shall become exercisable. Unexercised options would be forfeited in the event of voluntary or involuntary termination. Vested options are exercisable for a period of one year following termination due to death, disability or retirement. In the event of termination by the Company for any reason there is no prorata vesting of unvested options.

    The following table reflects activity with respect to Non-Qualified Stock Options during 1992 through 1994:
                                                               OPTION
                                          OPTIONS              PRICE
                                        OUTSTANDING          PER SHARE
                                        -----------     ------------------
Outstanding at December 31, 1991.....     1,763,091     $14.4375 to $24.24
Grants...............................     1,099,000     $ 9.5625
Cancellations........................       (50,163)    $14.4375 to $24.24
                                        ------------
Outstanding at December 31, 1992.....     2,811,928     $ 9.5625 to $24.24
Grants...............................       800,000     $ 9.5625
Cancellations........................       (95,398)    $ 9.5625 to $24.24
Exercises............................        (6,945)    $ 9.5625
                                        ------------
Outstanding at December 31, 1993.....     3,509,585     $ 9.5625 to $24.24
Cancellations........................      (206,063)    $ 9.5625 to $24.24
                                        ------------
Outstanding at December 31, 1994.....     3,303,522     $ 9.5625 to $24.24
                                        ============

    At December 31, 1994 options on 885,430 shares were available for future grants.

    The consummation of the Merger resulted in a "change of control" as defined in the Plan and resulted in the vesting of 313,262 shares of restricted stock which had been awarded in prior periods. The Company recognized compensation expense totaling $1.4 million as a result of the vesting.

    In 1994 the Company issued 8,168 shares of restricted stock to certain employees and 93,255 common shares in accordance with the terms of certain other employee compensation plans.
                                      47

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11)  PENSION AND OTHER EMPLOYEE BENEFIT PLANS

  PENSION PLANS

    The Company has a defined benefit retirement plan (the "SFER Plan") covering substantially all salaried employees not covered by collective bargaining agreements and a nonqualified supplemental retirement plan (the "Supplemental Plan"). The Supplemental Plan will pay benefits to participants in the SFER Plan in those instances where the SFER Plan formula produces a benefit in excess of limits established by ERISA and the Tax Reform Act of 1986. Benefits payable under the SFER Plan are based on years of service and compensation during the five highest paid years of service during the ten years immediately preceding retirement. Benefits accruing to the Company's employees under the SFP Plan have been assumed by the SFER Plan. The Company's funding policy is to contribute annually not less than the minimum required by ERISA and not more than the maximum amount deductible for income tax purposes. In the fourth quarter of 1993 the Company established a new pension plan with respect to certain persons employed in foreign locations.

    The following table sets forth the funded status of the SFER Plan and the Supplemental Plan at December 31, 1994 and 1993 (in millions of dollars):

                                                                    SUPPLEMENTAL
                                            SFER PLAN                 PLAN
                                      ----------------------     ----------------
                                         1994        1993        1994       1993
                                      ---------    ---------     -----      -----
Plan assets at fair value, primarily
  invested in common stocks and U.S.
  and corporate bonds................    29.1         30.2          --         --
Actuarial present value of projected
  benefit obligations:
    Accumulated benefit obligations
        Vested.......................   (26.4)       (30.9)       (0.8)      (0.6)
        Nonvested....................    (1.3)        (1.5)         --         --
    Effect of projected future salary
      increases......................    (5.3)        (8.3)       (4.0)      (0.3)
                                       ------       ------        ----       ----
Excess of projected benefit
  obligations over plan assets.......    (3.9)       (10.5)       (4.8)      (0.9)
Unrecognized net loss from past
  experience different from that
  assumed and effects of changes in
  assumptions........................     1.7          6.4         1.6        0.3
Unrecognized prior service cost......    (2.1)          --         2.1         --
Unrecognized net (asset) obligation
  being recognized over plan's
  average remaining service life.....    (1.0)        (1.0)        0.2        0.2
Additional minimum liability.........      --           --          --       (0.3)
                                       ------       ------        ----       ----
Accrued pension liability............    (5.3)        (5.1)       (0.9)      (0.7)
                                       ======       ======        ====       ====
Major assumptions at year-end
    Discount rate....................    8.25%         7.0%       8.25%       7.0%
    Long-term asset yield............     9.5%         9.5%        9.5%       9.5%
    Rate of increase in future
      compensation...................    5.25%        5.25%       5.25%      5.25%

                                      48

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table sets forth the components of pension expense for the SFER Plan and Supplemental Plan for 1994, 1993 and 1992 (in millions of dollars):

                                              SFER PLAN                  SUPPLEMENTAL PLAN
                                        ----------------------         ----------------------
                                        1994     1993     1992         1994     1993     1992
                                        ----     ----     ----         ----     ----     ----
Service cost.........................    1.7      1.4      1.2          --       --       --
Interest cost........................    2.8      2.6      2.4         0.1      0.1      0.1
Return on plan assets................    0.5     (1.4)    (3.1)         --       --       --
Net amortization and deferral........   (3.3)    (1.3)     0.6          --       --       --
                                        ----     ----     ----         ----     ----     ----
                                         1.7      1.3      1.1         0.1      0.1      0.1
                                        ====     ====     ====         ====     ====     ====

    The Company also sponsors a pension plan covering certain hourly-rated employees in California (the "Hourly Plan"). The Hourly Plan provides benefits that are based on a stated amount for each year of service. The Company annually contributes amounts which are actuarially determined to provide the Hourly Plan with sufficient assets to meet future benefit payment requirements.

    The following table sets forth the funded status of the Hourly Plan at December 31, 1994 and 1993 (in millions of dollars):

                                          1994       1993
                                       ---------  ---------
Plan assets at fair value, primarily
invested in fixed-rate securities....        7.5        7.7
Actuarial present value of projected
benefit obligations
    Accumulated benefit obligations
        Vested.......................       (9.3)     (11.2)
        Nonvested....................       (0.3)      (0.4)
                                       ---------  ---------
Excess of projected benefit
  obligation over plan assets........       (2.1)      (3.9)
Unrecognized net (gain) loss from
  past experience different from that
  assumed and effects of changes in
  assumptions........................       (0.4)       1.5
Unrecognized prior service cost......        0.5        0.5
Unrecognized net obligation..........        1.3        1.5
Additional minimum liability.........       (1.3)      (3.5)
                                       ---------  ---------
    Accrued pension liability........       (2.0)      (3.9)
                                       =========  =========
Major assumptions at year-end
    Discount rate....................       8.25%       7.0%
    Expected long-term rate of return
      on plan assets.................        8.5%       8.5%

    At December 31, 1993 the Company's additional minimum liability exceeded the total of its unrecognized prior service cost and unrecognized net obligation by $1.5 million. Accordingly, at December 31, 1993 the Company's retained earnings have been reduced by such amount, net of related taxes of $0.6 million. At December 31, 1994 the total of unrecognized prior service cost and unrecognized net obligation exceeded the Company's additional minimum liability. Accordingly, the retained earnings reduction recognized in 1993, net of related taxes, was reversed.
                                      49

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table sets forth the components of pension expense for the Hourly Plan for the years 1994, 1993 and 1992 (in millions of dollars):

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1994       1993       1992
                                            ----       ----       ----
    Service cost.....................        0.2        0.2        0.2
    Interest cost....................        0.8        0.7        0.7
    Return on plan assets............       (0.4)      (0.8)      (0.1)
    Net amortization and deferral....         --        0.4       (0.4)
                                             ---        ---        ---
                                             0.6        0.5        0.4
                                             ===        ===        ===

    In the fourth quarter of 1993 the Company established a pension plan for certain persons employed in foreign locations (the "Foreign Plan"). The following table sets forth the funded status of the Foreign Plan at December 31, 1994 (in millions of dollars):

Plan assets..........................         --
Actuarial present value of projected
  benefit obligations:
    Accumulated benefit
      obligations -- nonvested.......       (0.1)
    Effect of projected future salary
      increases......................         --
                                             ---
Excess of projected benefit
  obligations over plan assets.......       (0.1)
Unrecognized prior service costs.....        0.1
                                             ---
Accrued pension liability............         --
                                             ---
                                             ---
Major assumptions at year-end:
    Discount rate....................       8.25%
    Rate of increase in future
    compensation.....................       5.25%

    The following table sets forth the components of pension expense for the Foreign Plan for 1994:

Service cost.........................         --
Interest cost........................         --
Net amortization and deferral........         --
                                             ---
                                              --
                                             ===
                                      50

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides health care and life insurance benefits for substantially all employees who retire under the provisions of a Company-sponsored retirement plan and their dependents. Participation in the plans is voluntary and requires a monthly contribution by the employee. Effective January 1, 1993 the Company adopted the provisions of SFAS No.
106 -- "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement requires the accrual, during the years the employee renders service, of the expected cost of providing postretirement benefits to the employee and the employee's beneficiaries and covered dependents. The following table sets forth the plan's funded status at December 31, 1994 and 1993 (in millions of dollars):
                                           DECEMBER 31,
                                         -----------------
                                         1994         1993
                                         ----         ----
Plan assets, at fair value...........     --           --
Accumulated postretirement benefit
  obligation
  Retirees...........................    (4.2)        (3.6)
  Eligible active participants.......    (0.9)        (1.2)
  Other active participants..........    (0.9)        (1.4)
                                         ----         ----
Accumulated postretirement benefit
  obligation in excess of plan
  assets.............................    (6.0)        (6.2)
Unrecognized transition obligation...     4.1           5.0
Unrecognized net loss (gain) from
  past experience different from that
  assumed and from changes in
  assumptions........................    (0.4)         0.5
                                         ----         ----
Accrued postretirement benefit
  cost...............................    (2.3)        (0.7)
                                         ====         ====
Assumed discount rate................     8.5%         7.5%
Assumed rate of compensation
  increase...........................    5.25%        5.25%

    The Company's net periodic postretirement benefit cost for 1994 and 1993 includes the following components (in millions of dollars):

                                            YEAR ENDED
                                           DECEMBER 31,
                                         -----------------
                                         1994         1993
                                         ----         ----
Service costs........................     0.4          0.3
Interest costs.......................     0.5          0.4
Amortization of unrecognized
  transition obligation..............     0.3          0.3
                                         ----         ----
                                          1.2          1.0
                                         ====         ====

    In periods prior to 1993 the cost to the Company of providing health care and life insurance benefits for qualified retired employees was recognized as expenses when claims were paid. Such amounts totalled $0.3 million in 1992.

    Estimated costs and liabilities have been developed assuming trend rates for growth in future health care costs beginning with 8.0% for 1994 graded to 6.0% (5.5% for post age 65) by the year 2000 and remaining constant thereafter. Increasing the assumed health care cost trend rate by one percent each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $0.8 million and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 1995 by $0.2 million.

  SAVINGS PLAN

    The Company has a savings plan, which became effective November 1, 1990, available to substantially all salaried employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The Company will match employee

                                      51

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

contributions for an amount up to 4% of each employee's base salary. In addition, if at the end of each fiscal year the Company's performance for such year has exceeded certain predetermined criteria, each participant will receive an additional matching contribution equal to 50% of the regular matching contribution. The Company's contributions to the 401(k) Plan, which are charged to expense, totaled $1.3 million in 1992, $1.5 million in 1993 and $1.2 million in 1994.

    In the fourth quarter of 1993 the Company established a new savings plan with respect to certain personnel employed in foreign locations. The plan is an unsecured creditor of the Company and at December 31, 1994 the Company's liability with respect to the plan totalled $0.1 million.

  OTHER POSTEMPLOYMENT BENEFITS

    In the fourth quarter of 1993 the Company adopted SFAS No.
112 -- "Employers' Accounting for Postemployment Benefits". The Statement requires the accrual of the estimated costs of benefits provided by an employer to former or inactive employees after employment but before retirement. Such benefits include salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, job training and counseling and continuation of benefits such as health care and life insurance coverage. The adoption of SFAS No. 112 resulted in a charge to earnings of $1.8 million in 1993.

(12)  COMMITMENTS AND CONTINGENCIES

  INDEMNITY AGREEMENT WITH SFP

    At the time of the Spin-Off, the Company and SFP entered into an agreement to protect SFP from federal and state income taxes, penalties and interest that would be incurred by SFP if the Spin-off were determined to be a taxable event resulting primarily from actions taken by the Company during a one-year period that ended December 4, 1991. If the Company were required to make payments pursuant to the agreement, such payments could have a material adverse effect on its financial condition; however, the Company does not believe that it took any actions during such one-year period that would have such an effect on the Spin-Off.

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

    In 1989 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company is a member of the group Coalition Undertaking Remediation Efforts ("CURE") which is responsible for constructing and operating the leachate treatment plant. Treatment tests will begin shortly. Site monitoring and maintenance will continue throughout the life of the facility. The Company's share of costs with respect to this phase are expected to total approximately $2.4 million ($1.3 million after recoveries from working interest participants in the unit in which the wastes were generated).

    Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The liability with respect to this phase has not been capped but is estimated to be approximately $130.0 million. The Company's share of costs of this
                                      52

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

phase is expected to be of approximately the same magnitude as that of the first phase and such costs have been provided for in the financial statements.

    As previously discussed, the Company has provided for its share of costs with respect to the site monitoring, leachate control and gas control phases; however, it cannot currently estimate the cost of any subsequent phases of work or final remediation which may be required by the EPA.

    Another consent decree is currently being executed by the PRPs and will be logged with the court for approval. This consent decree allows for the settlement of the pending lawsuits against the municipalities and transporters not named by the EPA. The settlement totals approximately $70.0 million of which approximately $55.0 million will be credited against future expenses.

    The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed September 7, 1994 by ninety-five homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. At this stage of the lawsuit the Company is not able to estimate costs or potential liability but the defendants intend to aggressively pursue the defense and discovery once all defendants have been served and answers have been filed.

    In 1989, Adobe received requests from the EPA for information pursuant to
Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the D. L. Mud and Gulf Coast Vacuum Services superfund sites located in Abbeville, Louisiana. With respect to the Gulf Coast Site the Company has entered into a sharing agreement with other PRP'S to participate in the final remediation and a design plan has been submitted and is awaiting approval by the EPA. The Company's share of the remediation, which has been provided for in the financial statements, is approximately $600,000 and includes its proportionate share of those PRPs who do not have the financial resources to provide their share of the work at the site. A former site owner has already conducted remedial activities at the D. L. Mud Site under a state agency agreement.

    On April 4, 1994, the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and seven other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California. The Company owned the property on which the site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property, hazardous wastes were allegedly disposed at the site. The EPA estimates that the total past and future costs for remediation will approximate $9.4 million. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. Six of the other PRPs have also notified the EPA of their intent to comply. The cost of such a remediation design plan is estimated to be approximately $1.0 million. To date there has been no agreement on how to allocate costs among the PRPs.

    On January 23, 1995 the Company received a request from the EPA for information pursuant to Section 401(e) of CERCLA, seeking information relating to the number and contents of drums, barrels and other materials that were sent to the Hansen Container Site, located in Grand Junction, Colorado, for reconditioning, disposal or storage. The EPA provided documentation evidencing two transactions in which the Company sold drums, which the Company believes to have been empty, which may have been reconditioned or stored at the site. The Company has responded to the inquiry, indicating that it has no documentation or knowledge with respect to any other transactions related to the site, and is awaiting further correspondence from the EPA. The Company is not able to estimate its exposure with respect to this site at this time.

                                      53

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  INTEREST RATE SWAPS

    Prior to the Merger, Adobe had entered into two interest rate swaps with a bank with notional principal amounts of $15.0 million and $20.0 million. The $15.0 million swap expired in December 1992 and the $20.0 million swap expired in April 1994. For the period from the effective date of the Merger to December 31, 1992 the amount due the bank in accordance with the terms of the $20.0 million swap totalled $0.6 million and the amount due the bank in 1993 and 1994 totalled $0.9 million and $0.2 million, respectively. For the period subsequent to the Merger, the amount due the bank in accordance with the terms of the $15.0 million swap totaled $0.5 million.

  OPERATING LEASES

    The Company has noncancellable agreements with terms ranging from one to ten years to lease office space and equipment. Minimum rental payments due under the terms of these agreements are: 1995 -- $6.2 million, 1996 -- $5.8 million, 1997 -- $5.4 million, 1998 -- $4.6 million, 1999 -- $2.8 million and
$2.0 million thereafter. Rental payments made under the terms of noncancellable agreements totaled $4.5 million in 1992, $5.5 million in 1993 and $6.2 million in 1994.

  OTHER MATTERS

    The Company has certain long-term contracts, which are being administered by Hadson, ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $11.2 million per year (based on prices and transportation charges in effect for December 1994). In connection with the development of a gas field in Argentina in which the Company has a 19.9% working interest, a gas contract for 106 million cubic feet of gas per day with "take-or-pay" and "delivery-or-pay" obligations was executed in 1994 with a gas distribution company.

    There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

                                      54

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13)  INCOME TAXES

    Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes". The adoption of SFAS No. 109 had no significant impact on the Company's provision for income taxes.

    Through the date of the Spin-Off the taxable income or loss of the Company was included in the consolidated federal income tax return filed by SFP. The consolidated federal income tax returns of SFP have been examined through 1990 and all years prior to 1981 are closed. Issues relating to the open years are being contested through various stages of administrative appeal. The Company has filed separate consolidated federal income tax returns for periods subsequent to the Spin-Off. The consolidated returns of the Company through 1990 have been audited and the year 1991 is currently under audit.

    During 1989, the Company received a notice of deficiency for certain state franchise tax returns filed for the years 1978 through 1983 as part of the consolidated tax returns of SFP. The matter was contested by the Company and resolved in 1994. The years 1984 through 1990 are currently being audited. The Company believes adequate provision has been made for any adjustments which might be assessed with respect to all open years.

    With the Merger of Adobe the Company succeeded to a net operating loss carryforward that is subject to Internal Revenue Code Section 382 limitations which annually limit taxable income that can be offset by such losses. Certain changes in the Company's shareholders may impose additional limitations as well. Losses carrying forward of $134.5 million which expire beginning in 1998 are subject to the Section 382 limitations. The Company has total loss carryforwards of $163.9 million.

    Pretax income from continuing operations for the years ended December 31, 1994, 1993 and 1992 was taxed under the following jurisdictions (in millions of dollars):
                                        1994     1993     1992
                                        ----    ------    ----
Domestic.............................   22.0    (120.9)    2.7
Foreign..............................    1.1     (29.3)   (3.6)
                                        ----    ------    ----
                                        23.1    (150.2)   (0.9)
                                        ====    ======    ====

    The Company's income tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992 consisted of (in millions of dollars):

                                        1994     1993     1992
                                        ----    ------    ----
Current
    U.S. federal.....................   (3.5)     (1.3)    3.5
    State............................   (3.2)     (1.2)    1.4
    Foreign..........................    1.4       1.3     1.9
                                        ----    ------    ----
                                        (5.3)     (1.2)    6.8
                                        ----    ------    ----
Deferred
    U.S. federal.....................    8.6     (65.6)   (3.5)
    U.S. federal tax rate change.....     --       2.6      --
    State............................    2.4      (8.0)   (2.5)
    Foreign..........................    0.3      (0.9)   (0.3)
                                        ----    ------    ----
                                        11.3     (71.9)   (6.3)
                                        ----    ------    ----
                                         6.0     (73.1)    0.5
                                        ====    ======    ====

                                      55

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The Company's deferred income tax liabilities (assets) at December 31, 1994 and 1993 are composed of the following differences between financial and tax reporting (in millions of dollars):
                                         1994        1993
                                        ------      ------
Capitalized costs and write-offs.....    113.8        83.0
Differences in Partnership basis.....      3.9        15.1
State deferred liability.............      8.2         5.8
Foreign deferred liability...........     14.1        13.7
                                        ------      ------
Gross deferred liabilities...........    140.0       117.6
                                        ------      ------
Accruals not currently deductible for
  tax purposes.......................    (14.1)      (17.7)
Alternative minimum tax
  carryforwards......................    (11.7)       (8.3)
Net operating loss carryforwards.....    (57.4)      (46.7)
Other................................     (0.5)       (0.5)
                                        ------      ------
Gross deferred assets................    (83.7)      (73.2)
                                        ------      ------
Deferred tax liability...............     56.3        44.4
                                        ======      ======

    The Company had no deferred tax asset valuation allowance at December 31, 1994 or 1993.

    A reconciliation of the Company's U.S. income tax expense (benefit) computed by applying the statutory U.S. federal income tax rate to the Company's income (loss) before income taxes for the years ended December 31, 1994, 1993 and 1992 is presented in the following table (in millions of dollars):
                                          1994        1993      1992
                                        ------      ------      ----
U.S. federal income taxes (benefit)
  at statutory rate..................      8.1       (52.6)     (0.3)
Increase (reduction) resulting from:
  State income taxes, net of federal
    effect...........................      0.9        (1.0)      1.4
  Foreign income taxes in excess of
    U.S. rate........................      1.4        (0.8)      0.3
  U.S. tax on foreign reinvested
    earnings.........................      1.2          --        --
  Effect of increase in statutory
    rate on deferred taxes...........       --         2.6        --
  Benefit of tax losses..............     (4.3)      (11.2)       --
  Prior period adjustments...........     (1.6)       (9.9)       --
  Other..............................      0.3        (0.2)     (0.9)
                                        ------      ------      ----
                                           6.0       (73.1)      0.5
                                        ======      ======      ====

    The Company increased its deferred tax liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% commencing in 1993.
                                      56

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The following table reflects the financial instruments for which the fair value differs from the carrying amount of such financial instrument in the Company's December 31, 1994 and 1993 balance sheets (in millions of dollars):

                                                1994                      1993
                                        --------------------      --------------------
                                        CARRYING       FAIR       CARRYING       FAIR
                                         AMOUNT       VALUE        AMOUNT       VALUE
                                        --------      -----       --------      -----
Assets
    Trust Units......................        --           --         10.4         11.3
    Note receivable from Hadson......       2.4          2.4           --           --
Liabilities
    Long-Term Debt (including current
      portion).......................     354.3        355.6        449.7        482.2
    Convertible Preferred Stock......      80.0         80.6         80.0        103.8
    Interest rate swap...............        --           --           --          0.4
Shareholders' Equity
    $.732 Series A Convertible
      Preferred Stock................      91.4         92.3           --           --

    The fair value of the Trust Units and convertible preferred stock is based on market prices. The fair value of the Company's fixed-rate long-term debt is based on current borrowing rates available for financings with similar terms and maturities. With respect to the Company's floating-rate debt and the note receivable from Hadson, the carrying amount approximates fair value. The fair value of the interest rate swap represents the estimated cost to the Company over the remaining life of the contract.

(15)  SUBSEQUENT EVENT

    In February 1995 the Company sold its interest in Cherokee Resources Incorporated ("Cherokee"), a privately-held oil and gas company, for approximately $4.3 million (subject to certain adjustments). The Company's basis in its investment in Cherokee at December 31, 1994 was approximately $1.8 million.
                                      57

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

  OIL AND GAS RESERVES

    The following table sets forth the Company's net proved oil and gas reserves at December 31, 1991, 1992, 1993 and 1994 and the changes in net proved oil and gas reserves for the years ended December 31, 1992, 1993 and 1994.

                                            CRUDE OIL AND LIQUIDS (MMBBLS)                       NATURAL GAS (BCF)
                                       -----------------------------------------   ---------------------------------------------
                                         U.S.     ARGENTINA   INDONESIA   TOTAL      U.S.     ARGENTINA   INDONESIA      TOTAL
                                       ---------  ---------   ---------   ------   ---------  ---------   ---------    ---------
Proved reserves at
 December 31, 1991...................      220.7      8.5          --      229.2       170.8       --          --          170.8
  Revisions of previous estimates....       14.4     (0.3)         --       14.1         7.3       --          --            7.3
  Improved recovery techniques.......       17.0       --          --       17.0         1.3       --          --            1.3
  Extensions, discoveries and other
   additions.........................        1.3      1.3          --        2.6         5.6       --          --            5.6
  Purchases of minerals-in-place.....       13.7       --         7.2       20.9       143.1       --         0.6          143.7
  Sales of minerals-in-place.........       (5.7)      --          --       (5.7)       (5.0)      --          --           (5.0)
  Production.........................      (21.4)    (0.8)       (0.8)     (23.0)      (46.2)      --          --          (46.2)
                                       ---------      ---         ---     ------   ---------      ---         ---      ---------
Proved reserves at
 December 31, 1992...................      240.0      8.7         6.4      255.1       276.9       --         0.6          277.5
  Revisions to previous estimates....      (11.9)     0.5         0.6      (10.8)       26.6       --         0.1           26.7
  Improved recovery techniques.......       26.7       --          --       26.7          --       --          --             --
  Extensions, discoveries and other
   additions.........................        3.4      0.5         2.3        6.2        29.5     26.4          --           55.9
  Purchases of minerals-in-place.....        3.3       --         0.7        4.0        10.6       --         0.1           10.7
  Sales of minerals in place.........       (8.7)      --          --       (8.7)      (47.4)      --          --          (47.4)
  Production.........................      (21.9)    (0.9)       (1.5)     (24.3)      (60.3)      --        (0.1)         (60.4)
                                       ---------      ---         ---     ------   ---------      ---         ---      ---------
Proved reserves at
 December 31, 1993...................      230.9      8.8         8.5      248.2       235.9     26.4         0.7          263.0
  Revisions of previous estimates....       13.3      0.6         1.3       15.2        (2.7)      --          --           (2.7)
  Improved recovery techniques.......       13.9       --          --       13.9         0.9       --          --            0.9
  Extensions, discoveries and other
   additions.........................        3.6      0.8         1.1        5.5        22.5     13.7          --           36.2
  Purchases of minerals-in-place.....        0.2       --          --        0.2         0.5       --          --            0.5
  Sales of minerals-in-place.........       (0.7)      --          --       (0.7)       (2.5)    (3.1)         --           (5.6)
  Production.........................      (21.0)    (0.9)       (2.1)     (24.0)      (49.8)      --        (0.1)         (49.9)
                                       ---------      ---         ---     ------   ---------      ---         ---      ---------
Proved reserves at
  December 31, 1994..................      240.2      9.3         8.8      258.3       204.8     37.0         0.6          242.4
                                       =========      ===         ===     ======   =========      ===         ===      =========

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                            CRUDE OIL AND LIQUIDS (MMBBLS)                       NATURAL GAS (BCF)
                                       -----------------------------------------   -----------------------------------------
                                            U.S.   ARGENTINA   INDONESIA   TOTAL      U.S.     ARGENTINA   INDONESIA   TOTAL
                                          ------   ---------   ---------   -----      ----     ---------   ---------   -----
Proved developed reserves at
  December 31
    1991.............................      179.2      5.4          --      184.6       154.2       --          --      154.2
    1992.............................      194.6      5.6         6.4      206.6       250.2       --         0.6      250.8
    1993.............................      178.8      5.5         6.7      191.0       206.0       --         0.7      206.7
    1994.............................      181.3      6.1         7.1      194.5       178.2      1.3         0.6      180.1

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

    Indonesian reserves represent an entitlement to gross reserves in accordance with a production sharing contract. These reserves include estimated quantities allocable to the Company for recovery of operating costs as well as quantities related to the Company's net equity share after recovery of costs. Accordingly, these quantities are subject to fluctuations with an inverse relationship to the price of oil. If oil prices increase, the reserve quantities attributable to the recovery of operating costs decline. Although this reduction would be offset partially by an increase in the net equity share, the overall effect would be a reduction of reserves attributable to the Company. At December 31, 1994, the quantities include 0.5 million barrels which the Company is contractually obligated to sell for $.20 per barrel.

    At December 31, 1993 the Company's reserves were 6.9 million barrels of crude oil and liquids and 14.5 Bcf of natural gas lower than at December 31, 1992, reflecting the sale in 1993 of properties with reserves totalling 8.7 million barrels of crude oil and liquids and 47.4 Bcf of natural gas.

    The Company has certain commitments with respect to the delivery of natural gas (see Note 12) which the Company believes it can fulfill from its proved reserves and supply contracts with other companies.

    At December 31, 1994, 1.8 million barrels of crude oil reserves and 17.1 billion cubic feet of natural gas reserves were subject to a 90% net profits interest held by Santa Fe Energy Trust.

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

    Estimated future net cash flows from the Company's proved oil and gas reserves at December 31, 1994, 1993 and 1992 are presented in the following table (in millions of dollars, except as noted):

                                          U.S.      ARGENTINA    INDONESIA     TOTAL
                                       ----------   ---------    ---------   ----------
1994
    Future cash inflows..............     3,488.8      176.9        134.9       3,800.6
    Future production costs..........    (1,614.6)     (89.6)       (69.4)     (1,773.6)
    Future development costs.........      (263.7)     (32.3)        (6.2)       (302.2)
    Future income tax expenses.......      (385.2)      (3.7)       (20.0)       (408.9)
                                       ----------   ---------    ---------   ----------
        Net future cash flows........     1,225.3       51.3         39.3       1,315.9
    Discount at 10% for timing of
      cash flows.....................      (544.9)     (20.1)       (11.0)       (576.0)
                                       ----------   ---------    ---------   ----------
    Present value of future net cash
      flows from
      proved reserves................       680.4       31.2         28.3         739.9
                                       ==========   =========    =========   ==========
    Average sales prices
        Oil ($/Barrel)...............       13.18      14.06        15.21
        Natural gas ($/Mcf)..........        1.63       1.25         0.97
1993
    Future cash inflows..............     2,654.9      117.9        115.6       2,888.4
    Future production costs..........    (1,547.2)     (65.9)       (78.7)     (1,691.8)
    Future development costs.........      (216.7)     (32.4)        (8.9)       (258.0)
    Future income tax expenses.......      (100.5)        --         (6.9)       (107.4)
                                       ----------   ---------    ---------   ----------
        Net future cash flows........       790.5       19.6         21.1         831.2
    Discount at 10% for timing of
      cash flows.....................      (308.5)     (12.1)        (8.2)       (328.8)
                                       ----------   ---------    ---------   ----------
    Present value of future net cash
      flows from
      proved reserves................       482.0        7.5         12.9         502.4
                                       ==========   =========    =========   ==========
    Average sales prices
        Oil ($/Barrel)...............        9.10       9.74        13.50
        Natural gas ($/Mcf)..........        2.28       1.23         0.97
1992
    Future cash inflows..............     3,709.8      132.9        105.8       3,948.5
    Future production costs..........    (1,982.6)     (82.1)       (79.5)     (2,144.2)
    Future development costs.........      (292.2)     (13.5)          --        (305.7)
    Future income tax expenses.......      (286.9)      (1.0)        (9.5)       (297.4)
                                       ----------   ---------    ---------   ----------
        Net future cash flows........     1,148.1       36.3         16.8       1,201.2
    Discount at 10% for timing of
      cash flows.....................      (450.5)     (14.0)        (3.2)       (467.7)
                                       ----------   ---------    ---------   ----------
    Present value of future net cash
      flows from
      proved reserves................       697.6       22.3         13.6         733.5
                                       ==========   =========    =========   ==========
    Average sales prices
        Oil ($/Barrel)...............       13.30      15.28        16.46
        Natural gas ($/Mcf)..........        2.01         --         0.97

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

    The following tables sets forth the changes in the present value of estimated future net cash flows from proved reserves during 1994, 1993 and 1992 (in millions of dollars):

                                         U.S.       ARGENTINA     INDONESIA     TOTAL
                                        -------     ---------     ---------   ---------
1994
  Balance at beginning of year.......     482.0          7.5          12.9        502.4
                                        -------     ---------     ---------   ---------
  Increase (decrease) due to:
    Sales of oil and gas, net of
      production costs of $170.9
      million........................    (196.0)        (7.3)        (17.2)      (220.5)
    Net changes in prices and
      production costs...............     389.0         21.1          19.6        429.7
    Extensions, discoveries and
      improved recovery..............      78.8          7.4          10.4         96.6
    Purchases of minerals-in-place...       1.2           --            --          1.2
    Sales of minerals-in-place.......      (8.9)        (0.4)           --         (9.3)
    Development costs incurred.......      81.7         13.0           9.3        104.0
    Changes in estimated volumes.....      18.5         (2.6)          8.3         24.2
    Changes in estimated development
      costs..........................     (66.6)        (7.3)         (6.5)       (80.4)
    Interest factor -- accretion of
      discount.......................      53.3          2.0           2.0         57.3
    Income taxes.....................    (152.6)        (2.2)        (10.5)      (165.3)
                                        -------     ---------     ---------   ---------
                                          198.4         23.7          15.4        237.5
                                        -------     ---------     ---------   ---------
                                          680.4         31.2          28.3        739.9
                                        =======     =========     =========   =========

                                         U.S.       ARGENTINA     INDONESIA     TOTAL
                                        -------     ---------     ---------   ---------
1993
  Balance at beginning of year.......     697.6        22.3          13.6        733.5
                                        -------     ---------     ---------   ---------
  Increase (decrease) due to:
    Sales of oil and gas, net of
      production costs of $189.5
      million........................    (230.1)        (7.3)        (10.0)      (247.4)
    Net changes in prices and
      production costs...............    (325.1)        (7.7)          1.7       (331.1)
    Extensions, discoveries and
      improved recovery..............      94.8         14.8           7.0        116.6
    Purchases of minerals-in-place...      21.6           --           2.1         23.7
    Sales of minerals-in-place.......     (84.7)          --            --        (84.7)
    Development costs incurred.......      50.0          5.1            --         55.1
    Changes in estimated volumes.....      28.3          1.5           1.8         31.6
    Changes in estimated development
      costs..........................      25.6        (24.1)         (8.9)        (7.4)
    Interest factor -- accretion of
      discount.......................      87.1          2.3           2.1         91.5
    Income taxes.....................     112.0          0.6           3.5        116.1
    Other............................       4.9           --            --          4.9
                                        -------     ---------     ---------   ---------
                                         (215.6)       (14.8)         (0.7)      (231.1)
                                        -------     ---------     ---------   ---------
                                          482.0          7.5          12.9        502.4
                                        =======     =========     =========   =========

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                          U.S.       ARGENTINA     INDONESIA     TOTAL
                                        -------     ---------     ---------   ---------
1992
  Balance at beginning of year.......     445.8         17.8            --        463.6
                                        -------     ---------     ---------   ---------
  Increase (decrease) due to:
    Sales of oil and gas, net of
      production costs of $176.2
      million........................    (236.6)        (8.4)         (6.3)      (251.3)
    Net changes in prices and
      production costs...............     191.7          7.8           3.5        203.0
    Extensions, discoveries and
      improved recovery..............      70.9          4.6            --         75.5
    Purchases of minerals-in-place...     232.5           --          24.1        256.6
    Sales of minerals-in-place.......     (77.7)          --            --        (77.7)
    Development costs incurred.......      26.5          3.1            --         29.6
    Changes in estimated volumes.....      63.4         (1.0)           --         62.4
    Changes in estimated development
      costs..........................     (76.9)        (2.8)           --        (79.7)
    Interest factor -- accretion of
      discount.......................      58.7          1.8            --         60.5
    Income taxes.....................     (14.8)        (0.6)         (7.7)       (23.1)
    Other............................      14.1           --            --         14.1
                                        -------     ---------     ---------   ---------
                                          251.8          4.5          13.6        269.9
                                        -------     ---------     ---------   ---------
                                          697.6         22.3          13.6        733.5
                                        =======     =========     =========   =========

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

    The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at year-end and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.
                                      62

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

    The following table includes all costs incurred, whether capitalized or charged to expense at the time incurred (in millions of dollars):

                                                                                 OTHER
                                         U.S.       ARGENTINA     INDONESIA     FOREIGN      TOTAL
                                       ---------    ---------     ---------     -------      ------
1994
  Property acquisition costs
    Unproved.........................        4.5        0.1            0.6         0.2          5.4
    Proved...........................        1.8        0.3            --           --          2.1
  Exploration costs..................       19.3        1.2            7.5         6.8         34.8
  Development costs..................       81.7       13.0            9.3         0.1        104.1
                                       ---------       ----       ---------       ----       ------
                                           107.3       14.6           17.4         7.1        146.4
                                       =========       ====       =========       ====       ======
1993
  Property acquisition costs
    Unproved.........................        6.4        --             1.8         3.8         12.0
    Proved...........................       29.7        --             2.9          --         32.6
    Other............................        0.8        --             --           --          0.8
  Exploration costs..................       20.9        0.7            5.2        11.7         38.5
  Development costs..................       85.3        7.3            7.6          --        100.2
                                       ---------       ----       ---------       ----       ------
                                           143.1        8.0           17.5        15.5        184.1
                                       =========       ====       =========       ====       ======
1992
  Property acquisition costs
    Unproved.........................       29.3        0.2            8.8         3.5         41.8
    Proved...........................      294.1        --            59.4          --        353.5
    Other............................       65.6        --             --           --         65.6
  Exploration costs..................       18.4        2.1            2.9         8.9         32.3
  Development costs..................       56.8        3.0            1.8          --         61.6
                                       ---------        ---       ---------       ----       ------
                                           464.2        5.3           72.9        12.4        554.8
                                       =========        ===       =========       ====       ======

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

    The following table sets forth information concerning capitalized costs at December 31, 1994 and 1993 related to the Company's oil and gas operations (in millions of dollars):

                                                                  1994                                      1993
                                       ----------------------------------------------------------   ---------------------
                                                                               OTHER
                                         U.S.      ARGENTINA     INDONESIA    FOREIGN     TOTAL       U.S.      ARGENTINA
                                       ---------   ----------    ---------    -------   ---------   --------    ---------
Oil and gas properties
    Unproved.........................       41.0        0.3          11.3        9.7         62.3       40.3        1.3
    Proved...........................    1,924.5       61.4          83.2        1.9      2,071.0    1,869.9       48.9
    Other............................       12.7         --            --         --         12.7       13.2         --
Accumulated amortization of unproved
  properties.........................      (12.7)      (0.3)         (2.6)      (9.7)       (25.3)     (14.6)      (1.2)
Accumulated depletion, depreciation
  and impairment of proved
  properties.........................   (1,247.4)     (11.4)        (30.9)      (0.3)    (1,290.0)  (1,181.9)      (7.9)
Accumulated depreciation of other oil
  and gas properties                        (4.3)      (0.4)           --       (0.1)        (4.8)      (4.3)        --
                                       ---------   ----------    ---------    -------   ---------   --------       ----
                                           713.8       49.6          61.0        1.5        825.9      722.6       41.1
                                       =========   ==========    =========    =======   =========   ========       ====

                                                      1993
                                        -------------------------------
                                                     OTHER
                                        INDONESIA   FOREIGN      TOTAL
                                        ---------   -------   ---------
Oil and gas properties
    Unproved.........................      12.0       10.7         64.3
    Proved...........................      68.0         --      1,986.8
    Other............................        --         --         13.2
Accumulated amortization of unproved
  properties.........................      (2.8)      (9.9)       (28.5)
Accumulated depletion, depreciation
  and impairment of proved
  properties.........................     (22.4)        --     (1,212.2)
Accumulated depreciation of other oil
  and gas properties                         --         --         (4.3)
                                        ---------   -------   ---------
                                           54.8        0.8        819.3
                                        =========   =======   =========

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

    The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1994, 1993 and 1992 (in millions of dollars):

                                                                              OTHER
                                         U.S.      ARGENTINA    INDONESIA    FOREIGN     TOTAL
                                        -------    ---------    ---------    -------   ---------
1994
  Revenues...........................     346.7       12.9          31.8         --        391.4
  Production costs (including related
    taxes)...........................    (150.7)      (5.6)        (14.6)      (0.2 )     (171.1)
  Exploration, including dry hole
    costs............................     (14.0)      (1.2)         (1.4)      (3.8 )      (20.4)
  Depletion, depreciation,
    amortization and impairments.....     (99.9)      (3.8)         (9.7)      (6.3 )     (119.7)
  Gain (loss) on disposition of
    properties.......................       6.8        0.8            --         --          7.6
                                        -------        ---      ---------    -------   ---------
                                           88.9        3.1           6.1      (10.3 )       87.8
  Income taxes.......................     (31.0)      (0.9)         (2.6)        --        (34.5)
                                        -------        ---      ---------    -------   ---------
                                           57.9        2.2           3.5      (10.3 )       53.3
                                        =======        ===      =========    =======   =========
1993
  Revenues...........................     401.2       12.5          23.2         --        436.9
  Production costs (including related
    taxes)...........................    (166.9)      (5.2)        (13.2)        --       (185.3)
  Oil and gas systems and
    pipelines........................      (4.2)        --            --         --         (4.2)
  Exploration, including dry hole
    costs............................     (16.4)      (0.7)         (2.2)     (11.7 )      (31.0)
  Depletion, depreciation,
    amortization and impairments.....    (218.8)      (3.6)        (21.2)      (6.7 )     (250.3)
  Restructuring charges..............     (27.8)        --            --         --        (27.8)
  Gain (loss) on disposition of
    properties.......................      (0.7)        --            --         --         (0.7)
                                        -------        ---      ---------    -------   ---------
                                          (33.6)       3.0         (13.4)     (18.4 )      (62.4)
  Income taxes.......................      24.1       (0.9)          1.9         --         25.1
                                        -------        ---      ---------    -------   ---------
                                           (9.5)       2.1         (11.5)     (18.4 )      (37.3)
                                        =======        ===      =========    =======   =========
1992
  Revenues...........................     400.0       13.9          13.6         --        427.5
  Production costs (including related
    taxes)...........................    (160.2)      (5.5)         (7.3)        --       (173.0)
  Oil and gas systems and
    pipelines........................      (3.2)        --            --         --         (3.2)
  Exploration, including dry hole
    costs............................     (12.9)      (2.2)         (1.3)      (9.1 )      (25.5)
  Depletion, depreciation,
    amortization and impairments.....    (136.7)      (3.7)         (2.7)      (1.6 )     (144.7)
  Gain (loss) on disposition of
    properties.......................      13.6         --            --         --         13.6
                                        -------        ---      ---------    -------   ---------
                                          100.6        2.5           2.3      (10.7 )       94.7
  Income taxes.......................     (37.9)        --          (1.6)        --        (39.5)
                                        -------        ---      ---------    -------   ---------
                                           62.7        2.5           0.7      (10.7 )       55.2
                                        =======        ===      =========    =======   =========

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

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

SUMMARIZED QUARTERLY FINANCIAL DATA

                                         1 QTR      2 QTR      3 QTR       4 QTR       YEAR
                                         -----      -----      -----       -----       ----
                                           (IN MILLIONS OF DOLLARS EXCEPT PER SHARE DATA)
  1994
    Revenues.........................     90.3       99.7      103.6        97.8       391.4
    Gross profit<F1>.................      7.6       19.7       25.6        22.6        75.5
    Income (loss) from operations....       --       12.8       19.1        16.3        48.2
    Net income (loss)................     (2.5)       4.1       11.0         4.5        17.1
    Earnings (loss) attributable to
      common shares..................     (4.3)       1.6        7.3         0.8         5.4
    Earnings (loss) attributable to
      common shares per share........    (0.05)      0.02       0.08        0.01        0.06
    Average shares outstanding
      (millions).....................     89.9       90.0       90.0        90.0        89.9

  1993
    Revenues.........................    115.3      116.3      102.7       102.6       436.9
    Gross profit<F1>.................     19.0       22.5        8.5      (130.7)      (80.7)
    Income (loss) from operations....     12.0       15.4        1.2      (141.6)<F2> (113.0)
    Net income (loss)................     (0.4)       4.0        2.4       (83.1)      (77.1)
    Earnings (loss) attributable to
      common shares..................     (2.2)       2.3        0.6       (84.8)      (84.1)
    Earnings (loss) attributable to
      common shares per share........    (0.02)      0.02       0.01       (0.95)      (0.94)
    Average shares outstanding
      (millions).....................     89.6       89.7       89.8        89.8        89.7

 <F1> Revenues less operating expenses other than general and administrative.

 <F2> Includes charges of $99.3 million for impairment of oil and gas properties and $38.6 million for restructuring charges.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SANTA FE ENERGY RESOURCES, INC.

                                          By /s/ R. GRAHAM WHALING
                                                 R. GRAHAM WHALING
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)
Dated:  March 13, 1995

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

                 SIGNATURE AND TITLE

               JAMES L. PAYNE, Chairman
             of the Board, President and
         Chief Executive Officer and Director
            (PRINCIPAL EXECUTIVE OFFICER)

              R. GRAHAM WHALING, Senior
                    Vice President
             and Chief Financial Officer
     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                      DIRECTORS
                   Rod F. Dammeyer
                  William E. Greehey
                   Melvyn N. Klein
                   Robert D. Krebs
                   Allan V. Martini
                  Michael A. Morphy
                  Reuben F. Richards         By: /s/R. GRAHAM WHALING
                   David M. Schulte                 R. GRAHAM WHALING
                   Marc J. Shapiro                  SENIOR VICE PRESIDENT AND
                    Robert F. Vagt                  CHIEF FINANCIAL OFFICER
                  Kathryn D. Wriston                ATTORNEY IN FACT

Dated:  March 13, 1995
                                      67

                       SANTA FE ENERGY RESOURCES, INC.
              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                     THREE YEARS ENDED DECEMBER 31, 1994
                           (IN MILLIONS OF DOLLARS)

                                                       1994     1993       1992
                                                       ----     ----       ----
Accounts receivable
    Balance at the beginning of period ...........     6.3       5.0       2.6
        Charge (credit) to income ................     0.6        --        --
        Net amounts written off ..................    (3.8)     (0.1)     (1.1)
        Other(a) .................................      --       1.4       3.5
                                                       ----      ----      ----
    Balance at the end of period .................     3.1       6.3       5.0
                                                       ====      ====      ====

  (a) Represents valuation accounts related to accounts receivable acquired in merger with Adobe Resources Corporation.

                              INDEX OF EXHIBITS
A.  EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3(a) -- Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form S-2 Registration Statement of Santa Fe Energy Resources, Inc. ("SFER, Inc.") Commission File No. 33-32831).

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

      4(d) -- Amendment dated as of December 31, 1993, to Note Agreement dated as of March 30, 1990, by and among Santa Fe Energy Resources, Inc. and various institutional investors, relating to the issuance of $365,000,000 of Senior Notes maturing 1993 to 2005, as amended (incorporated by reference to Exhibit 4(d) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

      4(e) -- Form of Certificate of Designation of the Dividend Enhanced
              Convertible Stock, $.732 Series A Convertible Preferred Stock of Santa Fe Energy Resources, Inc. (incorporated by reference to
              Exhibit 4.3 of the Form S-3 Registration Statement of SFER, Inc., Commission File No. 33-52849).

      4(f) -- Form of Indenture dated as of May 25, 1994 and Form of
              Debenture relating to Santa Fe Energy Resources, Inc. 11% Senior Subordinated Debentures Due 2004 (incorporated by reference to
              Exhibit 4.1 of the Form S-3 Registration Statement of SFER, Inc., Commission File No. 33-52849).

     10(a) -- Agreement for the Allocation of the Consolidated Federal Income
              Tax Liability Among the Members of the Santa Fe Pacific Corporation ("SFP") Affiliated Group, as amended, dated December 23, 1983 (incorporated by reference to Exhibit 10.8 of the Form S-2 Registration Statement of SFER, Inc. Commission File No. 33-32831).

     10(b) -- Santa Fe Energy Resources, Inc. Incentive Compensation Plan
              (incorporated by reference to Exhibit 10(d) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     10(c) -- Santa Fe Energy Resources, Inc. 1990 Incentive Stock
              Compensation Plan, as amended (incorporated by reference to Exhibit 10(h) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992).

     10(d) -- Example of employment agreements entered into with executive officers of SFER, Inc (incorporated by reference to Exhibit 10(f) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).
                                       69

     10(e) -- Example of Indemnification Agreement with SFER, Inc. directors and officers (incorporated by reference to Exhibit 10(g) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31,
              1990).

     10(f) -- Spin Off Tax Indemnification Agreement between SFER, Inc. and
              SFP (incorporated by reference to Exhibit 10(h) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     10(g) -- Agreement Concerning Taxes among the Company, certain subsidiaries of the Company and SFP (incorporated by reference to Exhibit 10(i) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     10(h) -- Agreements for the Allocation of the Combined State Income Tax
              Liability Among the Members of the Santa Fe Pacific Corporation Affiliated Group for the States of Arizona, California, Illinois, Kansas, New Mexico, Oregon and Utah (incorporated by reference to
              Exhibit 10(j) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     10(i) -- Agreement of Limited Partnership, South Belridge Limited
              Partnership, dated as of October 31, 1990, by and between Santa Fe Energy Resources, Inc. and the Prudential Insurance Company of America (incorporated by reference to Exhibit 10(k) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31,
              1990).

     10(j) -- Santa Fe Energy Resources Supplemental Retirement Plan, effective as of December 4, 1990 (incorporated by reference to Exhibit 10(l) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     10(k) -- Santa Fe Energy Resources, Inc. Deferred Compensation Plan, effective as of January 1, 1991 as amended and restated, effective February 1, 1994 (incorporated by reference to Exhibit 10(p) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

     10(l) -- Stock Ownership and Registration Rights Agreement dated
              December 10, 1991, by, between and among SFER, Inc., Minorco, and Minorco (U.S.A.) Inc. (incorporated by reference to Exhibit 10(r) of the Form S-4 Registration Statement of SFER, Inc., Commission File No. 33-45043).

     10(m) -- Form of Net Profits Conveyance from Santa Fe Energy Resources,
              Inc. to Texas Commerce Bank, Trustee of the Santa Fe Energy Royalty Trust (incorporated by reference to Exhibit 10.1 of the Form S-1/S-3 Registration of Santa Fe Energy Resources, Inc. and Santa Fe Energy Trust, Commission File No. 33-51760).

     10(n) -- Form of Wasson Conveyance from Santa Fe Energy Resources, Inc.
              to Texas Commerce Bank, Trustee of the Santa Fe Energy Royalty Trust (incorporated by reference to Exhibit 10.2 of the Form S-1/S-3 Registration of Santa Fe Energy Resources, Inc. and Santa Fe Energy Trust, Commission File No. 33-51760).

     10(o) -- Gas Marketing Agreement, dated as of December 14, 1993, between
              Santa Fe Energy Resources, Inc., Santa Fe Energy Operating Partners, L.P. and Adobe Gas Pipeline Company (incorporated by reference to Exhibit 10(t) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

     10(p) -- Agreement of Sale and Purchase by and among Santa Fe Energy
              Resources, Inc., Santa Fe Energy Operating Partners, L.P. and Bridge Oil (U.S.A.) Inc. dated December 2, 1993 (incorporated by reference to Exhibit 10(u) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

     10(q) -- Amended and Restated Revolving Credit Agreement dated as of
              March 16, 1994 among Santa Fe Energy Resources, Inc., the banks signatory thereto, and Texas Commerce Bank National Association as Co-Agent and Administrative Agent and NationsBank of Texas, N.A. as Co-Agent (incorporated by reference to Exhibit 10(v) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31,
              1993).
                                       70

     10(r) -- Letter of Credit Agreement dated as of March 16, 1994 among
              Santa Fe Energy Resources, Inc., the banks signatory thereto, and Texas Commerce Bank National Association as Co-Agent and Administrative Agent and NationsBank of Texas, N.A. as Co-Agent (incorporated by reference to Exhibit 10(w) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

    *10(s) -- Securities Purchase Agreement among Santa Fe Energy Resources,
              Inc., as Seller, and LG&E Energy Corp. and Carousel Acquisition Corporation, as Buyers, dated February 10, 1995.

    *21    -- Subsidiaries of the registrant.

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

        None
                                       71