Form 10-Q
period 1995-03-31
SANTA FE ENERGY RESOURCES INC
filed 1995-05-09
CIK 86772

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -----------------

                                  FORM 10-Q

(MARK ONE)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1995

                                      OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

      Shares of Common Stock outstanding at April 17, 1995 -- 90,243,765
===============================================================================

                        PART I -- FINANCIAL STATEMENTS
                                                                       PAGE
                                                                       ----
Consolidated Statement of Operations
  Three Months Ended March 31, 1995 and 1994.......................      2

Consolidated Balance Sheet
  March 31, 1995 and December 31, 1994.............................      3

Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1995 and 1994.......................      4

Consolidated Statement of Shareholders' Equity
  Three Months Ended March 31, 1995 and 1994.......................      5

Notes to Consolidated Financial Statements.........................      6

Management's Discussion and Analysis of Financial Condition
  and Results of Operations........................................      9

                       SANTA FE ENERGY RESOURCES, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1995       1994
                                       ---------  ---------
Revenues
    Crude oil and liquids............  $    79.0  $    58.6
    Natural gas......................       15.0       28.1
    Crude oil marketing and
      trading........................        2.9        2.7
    Other............................        1.7        0.9
                                       ---------  ---------
                                            98.6       90.3
                                       ---------  ---------
Costs and Expenses
    Production and operating.........       38.6       40.6
    Exploration, including dry hole
      costs..........................        6.0        5.0
    Depletion, depreciation and
      amortization...................       31.3       32.1
    General and administrative.......        5.9        7.6
    Taxes (other than income)........        4.3        7.4
    Restructuring charges............     --            7.0
    Loss (gain) on disposition of
      oil and gas properties.........     --           (9.4)
                                       ---------  ---------
                                            86.1       90.3
                                       ---------  ---------
Income (Loss) from Operations........       12.5     --
    Interest income..................        0.8        0.2
    Interest expense.................      (10.1)     (10.3)
    Interest capitalized.............        0.9        0.9
    Other income (expense)...........        2.2        0.9
                                       ---------  ---------
Income (Loss) Before Income Taxes....        6.3       (8.3)
    Income tax benefit (expense).....       (2.7)       5.8
                                       ---------  ---------
Net Income (Loss)....................        3.6       (2.5)
    Preferred dividend requirement...       (3.7)      (1.8)
                                       ---------  ---------
Earnings (Loss) Attributable to
  Common Shares......................       (0.1) $    (4.3)
                                       =========  =========
Earnings (Loss) Attributable to
  Common Shares Per Share............  $  --      $   (0.05)
                                       =========  =========
Weighted Average Number of Shares
  Outstanding (in millions)..........       90.1       89.9
                                       =========  =========

  The accompanying notes are an integral part of these financial statements.

                       SANTA FE ENERGY RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                           (IN MILLIONS OF DOLLARS)

                                        MARCH 31,     DECEMBER 31,
                                           1995           1994
                                        ----------    ------------
                                        (UNAUDITED)
               ASSETS
Current Assets
    Cash and cash equivalents........   $     18.5     $     53.7
    Accounts receivable..............         69.2           76.2
    Inventories......................         10.1            9.2
    Other current assets.............         15.9           18.1
                                        ----------    ------------
                                             113.7          157.2
                                        ----------    ------------
Investment in Hadson Corporation.....         57.0           57.0
                                        ----------    ------------
Properties and Equipment, at cost
    Oil and gas (on the basis of
      successful efforts
      accounting)....................      2,181.1        2,145.9
    Other............................         31.0           32.7
                                        ----------    ------------
                                           2,212.1        2,178.6
    Accumulated depletion,
      depreciation, amortization
      and impairment.................     (1,362.1)      (1,335.6)
                                        ----------    ------------
                                             850.0          843.0
                                        ----------    ------------
Other Assets
    Receivable under gas balancing
      arrangements...................          4.6            4.6
    Other............................          7.9            9.6
                                        ----------    ------------
                                              12.5           14.2
                                        ----------    ------------
                                        $  1,033.2     $  1,071.4
                                        ==========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable.................   $     64.6     $     84.1
    Interest payable.................          4.3            8.5
    Current portion of long-term
      debt...........................       --                3.9
    Other current liabilities........         27.1           29.5
                                        ----------    ------------
                                              96.0          126.0
                                        ----------    ------------
Long-Term Debt.......................        344.3          350.4
                                        ----------    ------------
Deferred Revenues....................          5.5            7.4
                                        ----------    ------------
Other Long-Term Obligations..........         24.2           28.0
                                        ----------    ------------
Deferred Income Taxes................         58.1           56.3
                                        ----------    ------------
Commitments and Contingencies
  (Note 4)...........................       --            --
                                        ----------    ------------
Convertible Preferred Stock..........         80.0           80.0
                                        ----------    ------------
Shareholders' Equity
    Preferred stock..................       --            --
    $.732 Series A preferred stock...         91.4           91.4
    Common stock.....................          0.9            0.9
    Paid-in capital..................        500.7          498.9
    Accumulated deficit..............       (167.6)        (167.5)
    Foreign currency translation
      adjustment.....................         (0.3)          (0.4)
                                        ----------    ------------
                                             425.1          423.3
                                        ----------    ------------
                                        $  1,033.2     $  1,071.4
                                        ==========    ============

  The accompanying notes are an integral part of these financial statements.

                       SANTA FE ENERGY RESOURCES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN MILLIONS OF DOLLARS)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                          1995        1994
                                       ----------  ----------
Operating Activities:
    Net income (loss)................  $      3.6  $     (2.5)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
        Depletion, depreciation and
          amortization...............        31.3        32.1
        Restructuring charges........      --             1.0
        Deferred income taxes........         1.8        (3.4)
        Net loss (gain) on
          disposition of
          properties.................      --            (9.4)
        Exploratory dry hole costs...         2.8         0.6
        Other........................        (1.5)       (0.1)
    Changes in operating assets and
      liabilities:
        Decrease (increase) in
          accounts receivable........         7.0         9.0
        Decrease (increase) in
          inventories................        (0.9)       (1.0)
        Increase (decrease) in
          accounts payable...........       (14.3)        2.8
        Increase (decrease) in
          interest payable...........        (4.2)       (9.4)
        Increase (decrease) in
          income taxes payable.......         0.2        (0.1)
        Net change in other assets
          and liabilities............        (5.6)       (5.3)
                                       ----------  ----------
Net Cash Provided by Operating
  Activities.........................        20.2        14.3
                                       ----------  ----------
Investing Activities:
    Capital expenditures, including
      exploratory dry hole costs.....       (45.6)      (30.5)
    Acquisitions of producing
      properties.....................        (0.2)       (0.6)
    Net proceeds from sales of
      properties.....................         4.1        20.3
                                       ----------  ----------
Net Cash Used in Investing
  Activities.........................       (41.7)      (10.8)
                                       ----------  ----------
Financing Activities:
    Principal payments on long-term
      borrowings.....................       (10.0)      (32.3)
    Net change in revolving credit
      agreement......................      --            29.0
    Cash dividends paid..............        (3.7)       (1.8)
                                       ----------  ----------
Net Cash Used in Financing
  Activities.........................       (13.7)       (5.1)
                                       ----------  ----------
Net Decrease in Cash and Cash
  Equivalents........................       (35.2)       (1.6)
Cash and Cash Equivalents at
  Beginning of Period................        53.7         4.8
                                       ----------  ----------
Cash and Cash Equivalents at
  End of Period......................  $     18.5  $      3.2
                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                       SANTA FE ENERGY RESOURCES, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                       (SHARES AND DOLLARS IN MILLIONS)

                                           $.732
                                         SERIES A                                                                FOREIGN
                                        CONVERTIBLE                                 UNAMORTIZED                  CURRENCY
                                      PREFERRED STOCK    COMMON STOCK               RESTRICTED                   TRANSLA-
                                      ---------------   ---------------   PAID-IN      STOCK      ACCUMULATED      TION
                                      SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL     AWARDS        DEFICIT     ADJUSTMENT
                                      ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1993..         --      $--       89.8     $0.9    $ 496.9     $  (0.1)     $  (173.8)     $ (0.3)
  Issuance of common stock..           --       --        0.1     --          1.4       --            --           --
  Net loss...........................  --       --       --       --        --          --              (2.5)      --
  Dividends declared.................  --       --       --       --        --          --              (1.8)      --
                                      ------   ------   ------   ------   -------   -----------   -----------   ----------
  Balance at March 31, 1994..........  --       --       89.9     $0.9    $ 498.3     $  (0.1)     $  (178.1)     $ (0.3)
                                      ======   ======   ======   ======   =======   ===========   ===========   ==========
Balance at December 31, 1994..         10.7    $91.4     90.0     $0.9    $ 498.9     $ --         $  (167.5)     $ (0.4)
  Issuance of common stock...........  --       --        0.1     --          1.8       --            --           --
  Foreign currency translation
   adjustment........................  --       --       --       --        --          --            --             0.1
  Net income.........................  --       --       --       --        --          --               3.6       --
  Dividends declared.................  --       --       --       --        --          --              (3.7)      --
                                      ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance March 31, 1995...............  10.7    $91.4     90.1     $0.9    $ 500.7     $ --         $  (167.6)     $ (0.3)
                                      ======   ======   ======   ======   =======   ===========   ===========   ==========

                                           TOTAL
                                       SHAREHOLDERS'
                                          EQUITY
                                       -------------
Balance at December 31, 1993..            $ 323.6
  Issuance of common stock..                  1.4
  Net loss...........................        (2.5)
  Dividends declared.................        (1.8)
                                       -------------
  Balance at March 31, 1994..........     $ 320.7
                                       =============

Balance at December 31, 1994..            $ 423.3
  Issuance of common stock...........         1.8
  Foreign currency translation
   adjustment........................         0.1
  Net income.........................         3.6
  Dividends declared.................        (3.7)
                                       -------------
Balance March 31, 1995...............     $ 425.1
                                       =============

  The accompanying notes are an integral part of these financial statements.

                       SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1)  ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1995 and the Company's results of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

    These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

(2)  STATEMENT OF CASH FLOWS

    The Company made interest and income tax payments as follows during the three months ended March 31, 1995 and 1994 (in millions of dollars):

                                         1995       1994
                                       ---------  ---------
    Interest payments................       13.7       21.2
    Income tax payments..............        0.5        0.8

In addition, during the three months ended March 31, 1995 the Company received a $1.0 million income tax refund.

(3)  INVESTMENT IN HADSON CORPORATION

    In February 1995 the Company entered into a Securities Purchase Agreement under the terms of which the Company agreed to sell its holdings in Hadson Corporation ("Hadson") for $55.3 million. In addition, the Company agreed to negotiate with the purchaser certain amendments to its existing gas sales contract with Hadson which if consummated will result in additional consideration to the Company. The Company's total investment in Hadson at March 31, 1995 of $57.0 million represents management's best estimate of the realizable value of the investment at that date. The sale and the gas sales contract are expected to be completed in May 1995.

(4)  COMMITMENTS AND CONTINGENCIES

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

    Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The Company's share of costs of this phase is expected to
                                      6

be of approximately the same magnitude as that of the first phase and such costs have been provided for in the financial statements.

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

    On March 23, 1995 the Company and twelve other companies received notice that they have been identified as PRPs by the California Department of Toxic Substances Control (the "DTSC") as having generated and/or transported hazardous waste to the Environmental Protection Corporation ("EPC") Eastside Landfill during its fourteen-year operation from 1971 to 1985. On November 8, 1985 EPC lost its interim status allowing it to operate when it could not certify full compliance with groundwater and financial requirements. EPC has liquidated all assets and placed the proceeds in trust for closure and post-closure activities. However, these monies will not be sufficient to close the site. The DTSC is seeking additional PRPs for participation in the forthcoming order for the cleanup of this site. The order will require the characterization of contamination at the site through a remedial investigation and feasibility study, preparation of a remedial action plan, remediation of the site and closure and post-closure activities. The Company is not able to estimate its exposure with respect to this site at this time.

    There are certain other environmental matters pending, with respect to which the Company is unable to estimate its exposure at this time.

  EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain key employees. The initial term of each agreement expired on December 31, 1990. On January 1, 1991 and beginning on each January 1 thereafter, each agreement is automatically extended for one-year periods, unless by September 30 of any year the Company gives notice that the agreement will not be extended. The term of the agreements is automatically extended for a minimum of 24 months following a change of control. The
                                      7

consummation of the Company's transaction with Adobe in 1992 constituted a change of control as defined in the agreements.

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

  OTHER MATTERS

    The Company has certain long-term contracts, which are being administered by Hadson, ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $9.2 million per year (based on prices and transportation charges in effect for March 1995).

    There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

(5)  DEBT EXTINGUISHMENT

    In April 1995 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 94, "Recognition of a Gain or Loss on Early Extinguishment of Debt" ("SAB 94") which changes in some respects the accounting which has evolved in practice for gains or losses on anticipated debt extinguishments. Among other things, SAB 94 precludes the recognition of a gain or loss from debt extinguishment in a period other than the period in which the debt is considered extinguished, including circumstances in which a company announces prior to a period end the intention to retire debt in a subsequent period.

    In the fourth quarter of 1993 the Company adopted a corporate restructuring program which included, among other things, retiring certain of the Company's long-term debt. In accordance with this plan, in 1994 the Company retired $132.3 million of outstanding Senior Notes and bank debt. The Company's results of operations for 1993 included $8.6 million in debt repayment penalties and interest associated with the debt to be retired. Had SAB 94 been in effect in 1993, such penalties and interest would have been included in the Company's 1994 results of operations. The following table reflects, on a proforma basis, the Company's results of operations assuming SAB 94 was in effect in 1993 (in millions of dollars, except per share data):

                                                  1994                        1993
                                        ------------------------    ------------------------
                                        HISTORICAL     PROFORMA     HISTORICAL     PROFORMA
                                        -----------    ---------    -----------    ---------
Income (Loss) from Operations........       48.2           48.2        (113.0)       (104.4)
Income (Loss) Before Extraordinary
  Item...............................       17.1           15.1         (77.1)        (71.8)
Extraordinary Item -- Loss on
  Extinguishment of Debt.............        --            (3.3)          --            --
Net Income (Loss)....................       17.1           11.8         (77.1)        (71.8)
Earnings (Loss) Attributable to
  Common Shares......................        5.4            0.1         (84.1)        (78.8)
Earnings (Loss) Per Share
    Extraordinary Item...............        --            (0.04)         --            --
    Attributable to Common Shares....       0.06            --          (0.94)        (0.88)

                                      8

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

    The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids for the first quarter of 1995 of $13.52 per barrel, compared to $16.82 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of spot prices for sweeter light crude oil). In the first quarter of 1995 the Company's average sales price for California heavy crude oil was $12.80 per barrel, approximately 76% of the average posted price for WTI. This ratio is considered positive since historically heavy crude oil has sold for an average of approximately 66% of WTI.

    Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. During the first quarter of 1995 the actual average sales price received by the Company averaged $13.85 per barrel compared to $10.00 per barrel in the first quarter of 1994. Based on operating results for the first quarter of 1995, the Company estimates that, on an annualized basis, a $1.00 per barrel increase or decrease in its average domestic crude oil sales prices would result in a corresponding $19.9 million change in income from operations and a $14.9 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect on depreciation and depletion, that would result from a change in oil prices.

    The Company's oil prices have shown improvement in recent months. Heavy oil prices, which averaged $12.47 per barrel in the fourth quarter of 1994, averaged $12.80 per barrel in the first quarter of 1995 and $13.15 per barrel in March 1995. Sales prices for the Company's other domestic crude oil averaged $15.02 per barrel in the first quarter of 1995, compared to $14.22 per barrel in the fourth quarter of 1994, and $15.15 per barrel in March 1995. Similar improvement has been realized in the Company's foreign sales prices. April 1995 posted prices for heavy oil and WTI averaged 7-8% higher than March, indicating further improvement in sales prices.

    The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price (unhedged) received by the Company in the first quarter of 1995 for its natural gas averaged $1.31 per Mcf compared to $2.10 per Mcf in the first quarter of 1994. Based on operating results for the first quarter of 1995, the Company estimates that, on an annualized basis, a $0.10 per Mcf increase or decrease in its average domestic natural gas sales price would result in a corresponding $4.5 million change in income from operations and a $3.4 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect on depletion and depreciation, that would result from a change in natural gas prices.

RESULTS OF OPERATIONS

  REVENUES

    The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:

                                           THREE MONTHS
                                          ENDED MARCH 31,
                                       --------------------
                                         1995       1994
                                       ---------  ---------
Crude Oil and Liquids
  Revenues ($/Millions)
    Sales
      Domestic
        California Heavy.............       43.6       29.2
        Other........................       24.8       21.1
                                       ---------  ---------
                                            68.4       50.3
        Argentina....................        3.4        2.3
        Indonesia....................        8.3        6.8
      Net Profits Payments...........       (1.1)      (0.8)
                                       ---------  ---------
                                            79.0       58.6
                                       =========  =========
  Volumes (MBbls/day)
    Domestic
      California Heavy...............       37.9       37.8
      Other..........................       18.2       20.2
                                       ---------  ---------
                                            56.1       58.0
    Argentina........................        2.5        2.5
    Indonesia........................        5.6        5.5
                                       ---------  ---------
                                            64.2       66.0
                                       =========  =========
  Sales Prices ($/Bbl)
    Domestic
      California Heavy...............      12.80       8.60
      Other..........................      15.02      11.59
      Total..........................      13.52       9.64
    Argentina........................      15.04      10.27
    Indonesia........................      16.64      13.74
    Total............................      13.85      10.00
Natural Gas
  Revenues ($/Millions)
    Sales............................       15.4       29.3
    Hedging..........................     --           (0.3)
    Net Profits Payments.............       (0.4)      (0.9)
                                       ---------  ---------
                                            15.0       28.1
                                       =========  =========
  Volumes (MMcf/day).................      130.5      155.5
  Sales Prices ($/Mcf)
    Unhedged.........................       1.31       2.10
    Hedged...........................       1.31       2.07

    Total revenues increased 9% from $90.3 million in the first quarter of 1994 to $98.6 million in the first quarter of 1995. Crude oil and liquids revenues increased from $58.6 million in the first quarter of 1994 to $79.0 million in the first quarter of 1995 primarily reflecting improved market conditions which resulted in an increase in the Company's average sales price from $10.00 per barrel in 1994 to $13.85 per barrel in 1995. Oil and liquids production in the first quarter of 1995 of 64,200 barrels per day was 1,800 barrels per day below the first quarter of 1994, primarily reflecting the sale to Bridge Oil (U.S.A.) Inc. ("Bridge") in the second quarter of 1994 of properties which produced
                                     10

approximately 1,200 barrels per day in the first quarter of 1994. Natural gas revenues decreased from $28.1 million in the first quarter of 1994 to $15.0 million in the first quarter of 1995 as the Company's average sales price (hedged) dropped from $2.07 per Mcf in 1994 to $1.31 per Mcf in 1995 and sales volumes declined from 155.5 MMcf per day in 1994 to 130.5 MMcf per day in 1995. The decline in sales volumes primarily reflects the sale to Bridge of properties which produced approximately 13.5 Mmcf per day in the first quarter of 1994, the loss of a well (which will be redrilled later in the year) which produced approximately 6.0 MMcf per day and price related curtailments in the first quarter of 1995 of approximately 4.0 MMcf per day.

  COSTS AND EXPENSES

    The following table sets forth, on the basis of the barrel of oil equivalent ("BOE") produced by the Company during the applicable period, certain of the Company's costs and expenses (in dollars):

                                           THREE MONTHS
                                          ENDED MARCH 31,
                                       --------------------
                                         1995       1994
                                       ---------  ---------
Production and operating costs per
BOE (a)..............................     4.99       4.91
Exploration, including dry hole costs
  per BOE............................     0.78       0.61
Depletion, depreciation and
  amortization per BOE...............     4.04       3.88
General and administrative costs per
  BOE................................     0.76       0.92
Taxes other than income per BOE
  (b)................................     0.56       0.90
Interest, net, per BOE (c)...........     1.07       1.40(d)
- ---------
  (a) Excluding related production, severance and ad valorem taxes.

  (b) Includes production, severance and ad valorem taxes.

  (c) Reflects interest expense less amounts capitalized and interest income.

  (d) Excludes effect of benefit of adjustment to provisions made in prior periods with respect to interest on certain federal income tax audit adjustments of $0.29 per BOE.

    Total costs and expenses for the first quarter of 1995 totalled $86.1 million compared to $90.3 million in the first quarter of 1994. Exploration expenses were up $1.0 million primarily due to higher dry hole costs (up $2.2 million) partially offset by lower geological and geophysical costs. The property sale to Bridge resulted in reductions in production and operating costs, depletion, depreciation and amortization and taxes other than income of $0.9 million, $0.7 million and $0.9 million, respectively. Taxes other than income in the first quarter of 1995 also includes benefits of $1.0 million related to an adjustment to ad valorem taxes recorded in prior periods and $0.7 million related to the settlement of certain disputed sales and use taxes. Costs and expenses for the first quarter of 1994 include $7.0 million in restructuring charges and a $9.4 million gain on the sale of certain oil and gas properties.

    Interest expense for the first quarter of 1994 includes a $2.4 million benefit related to an adjustment to provisions made in prior periods with respect to interest on certain federal income tax audit adjustments.

    Other income (expense) for 1995 includes a $2.3 million gain on the sale of the Company's interest in Cherokee Resources Incorporated, a privately-held oil and gas company. Such amount for 1994 includes a $0.8 million net benefit with respect to the Company's investment in Hadson Corporation.

    Income taxes for the first quarter of 1994 includes a $3.0 million benefit related to an adjustment to provisions made in prior periods with respect to certain federal income tax audit adjustments.

    In March 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-
                                     11

lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company expects to adopt the provisions of SFAS No. 121 effective January 1, 1996. Had SFAS No. 121 been adopted by the Company effective January 1, 1995, the adoption would have had no effect on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 19% over the five years ended December 31, 1994; however, no assurances can be given that such increase will occur in the future. Historically, the Company has generally funded capital and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities totalled $20.2 million in the first quarter of 1995; net cash used in investing activities (excluding proceeds from the sales of properties) in such period totalled $45.8 million.

    The Company expects to expend approximately $190 million on its 1995 capital program; however, the actual amount expended by the Company in 1995 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds. Through March 31, the Company had expended approximately $38.5 million on its 1995 program.

    In February 1995 the Company entered into a Securities Purchase Agreement under the terms of which the Company agreed to sell its holdings in Hadson Corporation ("Hadson") for $55.3 million. In addition, the Company agreed to negotiate with the purchaser certain amendments to its existing gas sales contract with which if consummated will result in additional consideration to the Company. The Company's total investment in Hadson at March 31, 1995 of $57.0 million represents management's best estimate of the realizable value of the investment at that date. The sale and the gas sales contract are expected to be completed in May 1995.

    Effective April 1, 1995 the Company entered into the Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement"), an unsecured revolving credit agreement which matures December 31, 1998. The maximum borrowing limits under the Credit Agreement are initially $125.0 million, $105.0 million beginning February 28, 1996, $65.0 million beginning February 28, 1997 and $30.0 million beginning February 28, 1998. Interest rates under the Credit Agreement are tied to LIBOR or the bank's prime rate with the actual interest rate reflecting certain ratios based upon the Company's ability to repay its outstanding debt and the value and projected timing of production of the Company's oil and gas reserves. These and other similar ratios will also affect the Company's ability to borrow under the Credit Agreement and the timing and amount of any required repayments and corresponding commitment reductions. The Credit Agreement replaces the Amended and Restated Revolving Credit Agreement which the Company had entered into in March 1994. At May 1, 1995, $6.3 million in letters of credit were outstanding under the terms of the Credit Agreement.

    In the first quarter of 1995 the Company retired the $10.0 million balance of a loan from an Argentine bank. The loan, which related to the Company's purchase of an interest in a producing oil field in Argentina in 1991, bore interest at 13% at the time it was retired.

    The Company has three short-term uncommitted lines of credit totalling $50.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At March 31, 1995 no amounts were outstanding under these lines of credit.

    Certain of the Company's credit agreements and the indenture for the Debentures restrict the Company's ability to take certain actions, including covenants that restrict the Company's ability to incur additional indebtedness and to pay dividends on its capital stock. Under the most restrictive of these covenants, at March 31, 1995 the Company could incur up to $191.9 million of additional indebtedness and pay dividends of up to $106.2 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $50.5 million.

ENVIRONMENTAL MATTERS

    Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Note 4 to the Consolidated Financial Statements.

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

                                   PART II
                              OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

     EXHIBIT
     NUMBER                               DESCRIPTION
     -------                              -----------

      10(a)    --  Second Amended and Restated Revolving Credit Agreement dated as of April 1, 1995 among Santa Fe Energy Resources, Inc., the banks signatory thereto, and Texas Commerce Bank National
                   Association as Co-Agent and Administrative Agent and
                   NationsBank of Texas, N.A. as Co-Agent.

      10(b)    --  Letter of Credit Agreement among Santa Fe Energy Resources,
                   Inc., the banks signatory thereto, and Texas Commerce Bank
                   National Association as Co-Agent and Administrative Agent and
                   NationsBank of Texas, N.A. as Co-Agent, dated as of April 1,
                   1995.

    (b)  Reports on Form 8-K

               DATE                ITEM NO.
         ----------------          --------
          April 20, 1995               5

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SANTA FE ENERGY RESOURCES, INC.
                                                     (Registrant)

                                        By   /s/ R. GRAHAM WHALING
                                                 R. Graham Whaling
                                               Senior Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)
Houston, Texas
May 9, 1995
                                     15