Form 10-Q
period 1995-09-30
SANTA FE ENERGY RESOURCES INC
filed 1995-11-14
CIK 86772

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-7667

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

      Shares of Common Stock outstanding at November 1, 1995 -- 90,300,415

==============================================================================

                          PART I -- FINANCIAL STATEMENTS

                                        PAGE
                                        ----
Consolidated Statement of Operations
  Three Months and Nine Months Ended
  September 30, 1995 and 1994........     2

Consolidated Balance Sheet
  September 30, 1995 and December 31,
  1994...............................     3

Consolidated Statement of Cash Flows
  Three Months and Nine Months Ended
  September 30, 1995 and 1994........     4

Consolidated Statement of
  Shareholders' Equity
  Three Months and Nine Months Ended
  September 30, 1995 and 1994........     5

Notes to Consolidated Financial
  Statements.........................     6

Management's Discussion and Analysis
  of Financial Condition
  and Results of Operations..........    10

                         SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS
                                              ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------  --------------------
                                         1995       1994       1995       1994
                                       ---------  ---------  ---------  ---------
Revenues
     Crude oil and liquids...........  $    87.4  $    82.4  $   254.5  $   215.8
     Natural gas.....................       19.8       17.9       53.5       67.2
     Crude oil marketing and
       trading.......................        4.2        3.0       10.3        8.7
     Other...........................       (0.3)       0.3        1.1        1.9
                                       ---------  ---------  ---------  ---------
                                           111.1      103.6      319.4      293.6
                                       ---------  ---------  ---------  ---------
Costs and Expenses
     Production and operating........       38.0       35.6      114.2      113.9
     Exploration, including dry hole
       costs.........................        6.6        5.6       17.7       15.5
     Depletion, depreciation and
       amortization..................       34.2       30.1       97.3       92.7
     General and administrative......        7.1        6.5       19.9       21.0
     Taxes (other than income).......        5.1        6.4       15.2       20.1
     Restructuring charges...........        --         --         --         7.0
     Loss (gain) on disposition of
       oil and gas properties........        0.3        0.3        0.3       (8.5)
                                       ---------  ---------  ---------  ---------
                                            91.3       84.5      264.6      261.7
                                       ---------  ---------  ---------  ---------
Income from Operations...............       19.8       19.1       54.8       31.9
     Interest income.................        0.5        0.9        2.0        1.8
     Interest expense................       (8.1)       1.2      (28.0)     (19.2)
     Interest capitalized............        2.2        1.0        4.3        2.8
     Other income (expense)..........       (2.1)      (4.0)      (0.7)       0.1
                                       ---------  ---------  ---------  ---------
Income Before Income Taxes...........       12.3       18.2       32.4       17.4
     Income tax benefit (expense)....       (5.3)      (7.2)     (14.2)      (4.8)
                                       ---------  ---------  ---------  ---------
Net Income...........................        7.0       11.0       18.2       12.6
     Preferred dividend
       requirement...................       (3.7)      (3.7)     (11.1)      (8.0)
                                       ---------  ---------  ---------  ---------
Earnings Attributable to Common
  Shares.............................  $     3.3  $     7.3  $     7.1  $     4.6
                                       =========  =========  =========  =========
Earnings Attributable to Common
  Shares
  Per Share..........................  $    0.04  $    0.08  $    0.08  $    0.05
                                       =========  =========  =========  =========
Weighted Average Number of Shares
  Outstanding
  (in millions)......................       90.3       90.0       90.2       89.9
                                       =========  =========  =========  =========

  The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                        SEPTEMBER 30,    DECEMBER 31,
                                            1995             1994
                                        -------------    ------------
                                         (UNAUDITED)
               ASSETS
Current Assets
     Cash and cash equivalents.......     $    41.8       $     53.7
     Accounts receivable.............          69.6             76.2
     Inventories.....................          10.4              9.2
     Other current assets............          19.1             18.1
                                        -------------    ------------
                                              140.9            157.2
                                        -------------    ------------
Investment in Hadson Corporation.....          --               57.0
                                        -------------    ------------
Properties and Equipment, at cost
     Oil and gas (on the basis of
      successful efforts
      accounting)....................       2,314.5          2,145.9
     Other...........................          34.7             32.7
                                        -------------    ------------
                                            2,349.2          2,178.6
     Accumulated depletion,
      depreciation, amortization and
      impairment.....................      (1,423.5)        (1,335.6)
                                        -------------    ------------
                                              925.7            843.0
                                        -------------    ------------
Other Assets
     Receivable under gas balancing
      arrangements...................           4.7              4.6
     Other...........................           9.1              9.6
                                        -------------    ------------
                                               13.8             14.2
                                        -------------    ------------
                                          $ 1,080.4       $  1,071.4
                                        =============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable................     $    75.5       $     84.1
     Interest payable................          17.1              8.5
     Current portion of long-term
      debt...........................          --                3.9
     Other current liabilities.......          32.5             29.5
                                        -------------    ------------
                                              125.1            126.0
                                        -------------    ------------
Long-Term Debt.......................         344.4            350.4
                                        -------------    ------------
Deferred Revenues....................           4.1              7.4
                                        -------------    ------------
Other Long-Term Obligations..........          26.5             28.0
                                        -------------    ------------
Deferred Income Taxes................          67.5             56.3
                                        -------------    ------------
Commitments and Contingencies
  (Note 4)...........................          --               --
                                        -------------    ------------
Convertible Preferred Stock..........          80.0             80.0
                                        -------------    ------------
Shareholders' Equity
     Preferred stock.................          --               --
     $.732 Series A preferred
      stock..........................          91.4             91.4
     Common stock....................           0.9              0.9
     Paid-in capital.................         501.2            498.9
     Accumulated deficit.............        (160.4)          (167.5)
     Foreign currency translation
      adjustment.....................          (0.3)            (0.4)
                                        -------------    ------------
                                              432.8            423.3
                                        -------------    ------------
                                          $ 1,080.4       $  1,071.4
                                        =============    ============

  The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                       ----------------------  ----------------------
                                          1995        1994        1995        1994
                                       ----------  ----------  ----------  ----------
Operating Activities:
     Net income......................  $      7.0  $     11.0  $     18.2  $     12.6
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Depletion, depreciation and
            amortization.............        34.2        30.1        97.3        92.7
          Restructuring charges......        --          --          --           1.0
          Deferred income taxes......         4.4         9.1        11.2         7.7
          Net loss (gain) on
            disposition of
            properties...............         0.3         0.3         0.3        (8.5)
          Exploratory dry hole
            costs....................         0.7         2.8         4.9         5.1
          Other......................         2.4         0.3         1.4         0.6
     Changes in operating assets and
       liabilities:
          Decrease (increase) in
            accounts receivable......        (2.8)       20.5         6.6        18.2
          Decrease (increase) in
            inventories..............         2.0        (1.2)       (1.2)       (1.1)
          Increase (decrease) in
            accounts payable.........         1.9         3.7        (1.6)       (6.2)
          Increase (decrease) in
            interest payable.........         9.2        (4.3)        8.6        (6.1)
          Increase (decrease) in
            income taxes payable.....         0.1        (0.2)        1.2         1.0
          Net change in other assets
            and liabilities..........         1.9       (19.2)       (6.0)      (16.6)
                                       ----------  ----------  ----------  ----------
Net Cash Provided by Operating
  Activities.........................        61.3        52.9       140.9       100.4
                                       ----------  ----------  ----------  ----------
Investing Activities:
     Capital expenditures, including
       exploratory dry hole costs....       (51.2)      (39.2)     (157.4)      (98.8)
     Acquisitions of producing
       properties....................        (5.2)       (0.2)      (33.0)       (1.4)
     Net proceeds from sales of
       properties....................        --           1.1        58.7        78.6
                                       ----------  ----------  ----------  ----------
Net Cash Used in Investing
  Activities.........................       (56.4)      (38.3)     (131.7)      (21.6)
                                       ----------  ----------  ----------  ----------
Financing Activities:
     Net proceeds from issuance of:
          11% senior subordinated
            debentures due 2004......        --          --          --          96.1
          $.732 Series A convertible
            preferred stock..........        --          --          --          91.4
     Principal payments on long-term
       borrowings....................        --          (5.1)      (10.0)     (144.7)
     Net change in revolving credit
       agreement.....................        --          --          --         (50.0)
     Cash dividends paid.............        (3.7)       (3.5)      (11.1)       (7.0)
                                       ----------  ----------  ----------  ----------
Net Cash Used in Financing
  Activities.........................        (3.7)       (8.6)      (21.1)      (14.2)
                                       ----------  ----------  ----------  ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents...................         1.2         6.0       (11.9)       64.6
Cash and Cash Equivalents at
  Beginning of Period................        40.6        63.4        53.7         4.8
                                       ----------  ----------  ----------  ----------
Cash and Cash Equivalents at End of
  Period.............................  $     41.8  $     69.4  $     41.8  $     69.4
                                       ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        (SHARES AND DOLLARS IN MILLIONS)

                                           $.732
                                         SERIES A                                                                FOREIGN
                                        CONVERTIBLE                                 UNAMORTIZED                  CURRENCY
                                      PREFERRED STOCK    COMMON STOCK               RESTRICTED                   TRANSLA-
                                      ---------------   ---------------   PAID-IN      STOCK      ACCUMULATED      TION
                                      SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL     AWARDS        DEFICIT     ADJUSTMENT
                                      ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1994..         10.7    $91.4     90.0     $0.9    $ 498.9     $--          $  (167.5)     $ (0.4)
  Issuance of common stock...........  --       --        0.3     --          2.3      --             --           --
  Foreign currency translation
   adjustment........................  --       --       --       --        --         --             --             0.1
  Net income.........................  --       --       --       --        --         --               18.2       --
  Dividends declared.................  --       --       --       --        --         --              (11.1)      --
                                       ----    -----     ----     ----    -------     -------      ---------      ------
Balance September 30, 1995...........  10.7    $91.4     90.3     $0.9    $ 501.2     $--          $  (160.4)     $ (0.3)
                                       ====    =====     ====     ====    =======     =======      =========      ======
Balance at December 31, 1993..         --      $--       89.8     $0.9    $ 496.9     $  (0.1)     $  (173.8)     $ (0.3)
  Issuance of common stock..           --       --        0.2     --          1.7      --             --           --
  Issuance of preferred stock........  10.7     91.4     --       --        --         --             --           --
  Amortization of restricted stock
   awards............................  --       --       --       --        --            0.1         --           --
  Foreign currency translation
   adjustment........................  --       --       --       --        --         --             --             0.1
  Net income.........................  --       --       --       --        --         --               12.6       --
  Dividends declared.................  --       --       --       --        --         --               (8.0)      --
                                       ----    -----     ----     ----    -------     -------      ---------      ------
Balance at September 30, 1994..        10.7    $91.4     90.0     $0.9    $ 498.6     $--          $  (169.2)     $ (0.2)
                                       ====    =====     ====     ====    =======     =======      =========      ======

                                           TOTAL
                                       SHAREHOLDERS'
                                          EQUITY
                                       -------------
Balance at December 31, 1994..            $ 423.3
  Issuance of common stock...........         2.3
  Foreign currency translation
   adjustment........................         0.1
  Net income.........................        18.2
  Dividends declared.................       (11.1)
                                       -------------
Balance September 30, 1995...........     $ 432.8
                                       =============
Balance at December 31, 1993..            $ 323.6
  Issuance of common stock..                  1.7
  Issuance of preferred stock........        91.4
  Amortization of restricted stock
   awards............................         0.1
  Foreign currency translation
   adjustment........................         0.1
  Net income.........................        12.6
  Dividends declared.................        (8.0)
                                       -------------
Balance at September 30, 1994..           $ 421.5
                                       =============

   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1995 and the Company's results of operations and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

(2)  STATEMENT OF CASH FLOWS

     The Company made interest and income tax payments as follows (in millions of dollars):

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                       ----------------------  --------------------
                                          1995        1994       1995       1994
                                          -----     ---------  ---------  ---------
     Interest payments...............       --         14.2       19.2       42.7(a)
     Income tax payments.............       0.4         0.7        1.2        1.6

------------

  (a) Includes $6.5 million in prepayment penalties and accrued interest paid upon the retirement of certain long-term debt.

In addition, during the nine months ended September 30, 1995 the Company received a $1.0 million income tax refund.

(3)  INVESTMENT IN HADSON CORPORATION

     In February 1995 the Company entered into a Securities Purchase Agreement under the terms of which the Company agreed to sell its holdings in Hadson Corporation ("Hadson") for $55.2 million. In addition, the Company agreed to negotiate with the purchaser certain amendments to its existing gas sales contract with Hadson which if consummated would have resulted in additional consideration to the Company. The sale closed in May 1995, however, negotiations with respect to the gas sales contract continued until August when they were terminated without agreement as to any amendments to the contract. At the time the negotiations terminated, the Company charged earnings for $1.8 million, the estimated net realizable value of the renegotiated gas sales contract. No other gain or loss was recognized with respect to the transaction.

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

                       SANTA FE ENERGY RESOURCES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

     Another consent decree is currently being executed by the PRPs and will be logged with the court for approval. This consent decree allows for the settlement of the pending lawsuits against the municipalities and transporters not named by the EPA. The settlement payment by such municipalities and transporters totals approximately $70.0 million of which approximately $55.0 million will be credited against future expenses.

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

                       SANTA FE ENERGY RESOURCES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

  OTHER MATTERS

     The Company has certain long-term contracts ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $9.6 million per year (based on prices and transportation charges in effect for September 1995).

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

                         SANTA FE ENERGY RESOURCES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

                                                      YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------
                                                  1994                        1993
                                        ------------------------    ------------------------
                                        HISTORICAL     PROFORMA     HISTORICAL     PROFORMA
                                        -----------    ---------    -----------    ---------
Income (Loss) from Operations........       48.2           48.2        (113.0)       (104.4)
Income (Loss) Before Extraordinary
  Item...............................       17.1           15.1         (77.1)        (71.8)
Extraordinary Item -- Loss on
  Extinguishment of Debt.............        --            (3.3)         --             --
Net Income (Loss)....................       17.1           11.8         (77.1)        (71.8)
Earnings (Loss) Attributable to
  Common Shares......................        5.4            0.1         (84.1)        (78.8)
Earnings (Loss) Per Share
     Extraordinary Item..............        --           (0.04)         --             --
     Attributable to Common Shares...       0.06            --          (0.94)        (0.88)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

     As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. A material portion of the Company's crude oil production is from long-lived fields in the San Joaquin Valley of California where EOR methods are being utilized. The market price of the heavy (i.e., low gravity, high viscosity) and sour (i.e., high sulfur content) crude oils produced in these fields is lower than sweeter, light (i.e., low sulfur and low viscosity) crude oils, reflecting higher transportation and refining costs. In addition, the lifting costs of heavy crude oils are generally higher than the lifting costs of light crude oils. As a result of these narrower margins, even relatively modest changes in crude oil prices may significantly affect the Company's revenues, results of operations, cash flows and proved reserves. In addition, prolonged periods of high or low oil prices may have a material effect on the Company's financial position.

     The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids for the first nine months of 1995 of $14.03 per barrel, compared to $16.85 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of spot prices for sweeter light crude oil). In the first nine months of 1995 the Company's average sales price for California heavy crude oil was $13.59 per barrel, approximately 81% of the average posted price for WTI. This ratio is considered positive since historically heavy crude oil has sold for an average of approximately 66% of WTI.

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. During the first nine months of 1995 the actual average sales price (unhedged) received by the Company averaged $14.24 per barrel compared to $12.14 per barrel in the first nine months of 1994. Based on operating results for the first nine months of 1995, the Company estimates that, on an annualized basis, a $1.00 per barrel increase or decrease in its average domestic crude oil sales prices would result in a corresponding $20.6 million change in income from operations and a $15.5 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect on depreciation and depletion or the Company's hedging program, that would result from a change in oil prices.

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

     In the second and third quarters of 1995 hedges on 5,800 barrels per day and 20,000 barrels per day, respectively, resulted in increases in oil revenues of $0.4 million and $2.7 million, respectively. At September 30, the Company had open contracts on 7,000 barrels per day for the fourth quarter of 1995. The "approximate break-even price" (the average of the daily settlement prices which would result in no settlement being due to or from the Company) with respect to such contracts is approximately $19.15 per barrel (WTI).

     In the fourth quarter of 1995 the Company hedged an additional 33,500 barrels per day of its fourth quarter 1995 production. In connection with such contracts, the Company paid a net fee of approximately $0.4 million. The approximate break-even price with respect to the Company's outstanding contracts at November 10, 1995 is approximately $18.31 per barrel (WTI).

     The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price received by the Company in the third quarter of 1995 for its natural gas averaged $1.35 per Mcf compared to $1.31 per Mcf in the first quarter of 1995. The $1.31 per Mcf average for the first quarter of 1995 is lower than any quarter since 1990. Based on operating results for the first nine months of 1995, the Company estimates that, on an annualized basis, a $0.10 per Mcf increase or decrease in its average domestic natural gas sales price would result in a corresponding $3.3 million change in income from operations and a $2.5 million change in cash flow from operating activities. The foregoing estimates give effect to changes in natural gas revenues and the related production and severance taxes and the cost of natural gas purchased in connection with the Company's heavy oil operations but do not give effect to changes in any other factors, such as the effect on depletion and depreciation or the Company's hedging programs, that would result from a change in natural gas prices.

     In the third quarter of 1995 the Company initiated a hedging program designed to provide a certain minimum level of cash flow from its sales of natural gas. The Company has used various instruments whereby monthly settlements are based on differences between the price specified in the instruments and the settlement price of certain natural gas futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. In instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Settlements are included in natural gas revenues in the period in which the gas is sold.

     The Company has hedged approximately 100 MMcf per day of its November and December 1995 production at a break even price of approximately $1.91 per Mcf and approximately 50 MMcf per day of its 1996 production at a break even price of approximately $1.78 per Mcf, based on certain NYMEX futures contracts. In addition, the Company has hedged approximately 30 MMcf per day of its 1996 production at a break even price of approximately $1.52 per Mcf, based on the El Paso Natural Gas Co., Permian Basin index. The "break even price" represents the average of the applicable monthly settlement prices which would result in no payment being due to or from the Company.

RESULTS OF OPERATIONS

     Earnings attributable to common shares for the third quarter of 1995 totaled $3.3 million, $0.04 per share compared to $7.3 million, $0.08 per share, for the same period in 1994. Earnings for the 1994 period included a benefit of approximately $3.3 million, $0.04 per share, primarily related to adjustments to provisions for potential federal and state income tax obligations and litigation expenses. Earnings attributable to common shares for the nine months ended September 30, 1995 totalled $7.1 million, $0.08 per share, compared to $4.6 million, $0.05 per share, in the same period in 1994.

  REVENUES
     The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:

                                           THREE MONTHS          NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       --------------------  --------------------
                                         1995       1994       1995       1994
                                       ---------  ---------  ---------  ---------
Crude Oil and Liquids
  Revenues ($/Millions)
     Sales
       Domestic
          California Heavy...........       48.9       45.4      142.3      114.2
          Other......................       26.2       25.9       77.9       71.4
                                       ---------  ---------  ---------  ---------
                                            75.1       71.3      220.2      185.6
          Argentina..................        3.1        3.3       10.2        8.7
          Indonesia..................        7.6        8.9       24.3       24.4
       Hedging.......................        2.7     --            3.1     --
       Net Profits Payments..........       (1.1)      (1.1)      (3.3)      (2.9)
                                       ---------  ---------  ---------  ---------
                                            87.4       82.4      254.5      215.8
                                       =========  =========  =========  =========
  Sales Volumes (MBbls/day)
     Domestic
       California Heavy..............       39.1       38.5       38.4       38.3
       Other.........................       20.1       19.1       19.2       19.3
                                       ---------  ---------  ---------  ---------
                                            59.2       57.6       57.6       57.6
     Argentina.......................        2.5        2.4        2.5        2.4
     Indonesia.......................        5.5        6.0        5.5        6.0
                                       ---------  ---------  ---------  ---------
                                            67.2       66.0       65.6       66.0
                                       =========  =========  =========  =========
  Sales Prices ($/Bbl)
     Unhedged
       Domestic
          California Heavy...........      13.60      12.80      13.59      10.92
          Other......................      14.18      14.77      14.90      13.55
          Total......................      13.80      13.45      14.03      11.80
       Argentina.....................      13.69      15.38      14.86      13.13
       Indonesia.....................      15.06      16.00      16.14      15.10
       Total.........................      13.90      13.75      14.24      12.14
     Hedged..........................      14.32      13.75      14.41      12.14
Natural Gas
  Revenues ($/Millions)
     Sales
       Domestic......................       17.7       18.6       50.8       70.7
       Foreign.......................        2.3     --            3.6        0.1
                                       ---------  ---------  ---------  ---------
                                            20.0       18.6       54.4       70.8
     Hedging.........................     --           (0.1)    --           (1.0)
     Net Profits Payments............       (0.2)      (0.6)      (0.9)      (2.6)
                                       ---------  ---------  ---------  ---------
                                            19.8       17.9       53.5       67.2
                                       =========  =========  =========  =========
  Sales Volumes (MMcf/day)
     Domestic........................      140.7      127.7      136.1      139.6
     Foreign.........................       19.7        0.3       10.5        0.4
                                       ---------  ---------  ---------  ---------
                                           160.4      128.0      146.6      140.0
                                       =========  =========  =========  =========
  Sales Prices ($/Mcf)
     Unhedged
       Domestic......................       1.36       1.58       1.37       1.85
       Foreign.......................       1.25       0.98       1.25       0.98
       Total.........................       1.35       1.58       1.36       1.84
     Hedged..........................       1.35       1.57       1.36       1.82

     Total revenues increased approximately 9% from $293.6 million in the first nine months of 1994 to $319.4 million in the first nine months of 1995. Crude oil and liquids revenues increased $38.7 million, primarily reflecting improved market conditions which resulted in an increase in the Company's average sales price (hedged) from $12.14 per barrel in 1994 to $14.41 per barrel in 1995. In June 1995 the Company initiated a cash oil hedging program which contributed $3.1 million to 1995 revenues (see -- General). Natural gas revenues decreased $13.7 million as the effect of the decline in the Company's average sales price (hedged) from $1.82 per Mcf in 1994 to $1.36 per Mcf in 1995 was partially offset by increased sales volumes. The increased sales volumes primarily resulted from new production from the Company's Sierra Chata field in Argentina and certain domestic properties acquired in the second quarter of 1995, partially offset by lower production from certain domestic offshore properties principally due to the loss of a well and certain other mechanical problems.

     Total revenues increased approximately 7% from $103.6 million in the third quarter of 1994 to $111.1 million in the third quarter of 1995. Crude oil and liquids revenues increased $5.0 million primarily reflecting an increase in average sales prices (hedged) from $13.75 per barrel in 1994 to $14.32 per barrel in 1995. Natural gas revenues increased $1.9 million with the effect of lower prices being offset by increased volumes. The higher volumes reflect the effect of new production from the Company's Sierra Chata field in Argentina and certain domestic properties acquired in the second quarter of 1995, partially offset by the previously discussed lower production from certain domestic offshore properties.

  COSTS AND EXPENSES

     The following table sets forth, on the basis of the barrel of oil equivalent ("BOE") produced by the Company during the applicable period, certain of the Company's costs and expenses (in dollars):

                                          THREE MONTHS
                                             ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------  -------------------
                                         1995       1994       1995       1994
                                       ---------  ---------  ---------  --------
Production and operating costs(a)....     4.40       4.44       4.65       4.67
Exploration, including dry hole
  costs..............................     0.77       0.70       0.72       0.64
Depletion, depreciation and
  amortization.......................     3.96       3.75       3.96       3.80
General and administrative costs.....     0.82       0.81       0.81       0.86
Taxes other than income(b)...........     0.59       0.79       0.62       0.82
Interest, net(c) (d).................     0.62       1.04       0.89       1.17

------------

  (a) Excluding related production, severance and ad valorem taxes.

  (b) Includes production, severance and ad valorem taxes.

  (c) Reflects interest expense less amounts capitalized and interest income.

  (d) Excludes effects of (i) benefit of an adjustment to provisions made in prior periods with respect to interest on certain potential state income tax obligations of $1.43 per BOE in the third quarter of 1994 and $0.47 per BOE in the first nine months of 1994; and (ii) benefit of an adjustment to provisions made in prior periods with respect to interest on certain federal income tax audit adjustments of $0.10 per BOE in the first nine months of 1994.

     Total costs and expenses for the first nine months of 1995 totalled $264.6 million compared to $261.7 million in the first nine months of 1994. Exploration expenses were up $2.2 million primarily due to higher geological and geophysical costs reflecting the Company's increased level of capital expenditures. Taxes other than income in the first nine months of 1995 also includes benefits of $2.0 million related to an adjustment to ad valorem taxes recorded in prior periods ($1.0 million of which was recorded in the third quarter) and $0.7 million related to the settlement of certain disputed sales and use taxes (which was recorded in the first quarter). Costs and expenses for the first nine months of 1994 include $7.0 million in restructuring charges and an $8.5 million gain on the sale of certain oil and gas properties.

     Interest expense for the first nine months of 1994 includes an $11.5 million third quarter benefit related to an adjustment to provisions made in prior periods with respect to interest on certain potential state income tax obligations and a $2.4 million first quarter benefit related to an adjustment to provisions made in prior periods with respect to interest on certain federal income tax audit adjustments.

     Other income (expense) for the first nine months of 1995 includes a $2.5 million gain on the sale in the first quarter of the Company's interest in Cherokee Resources Incorporated, a privately-held oil and gas company and a $1.8 million third quarter loss on the sale of the Company's investment in Hadson Corporation ("Hadson"). Such amount for 1994 includes a $2.4 million gain on the sale of the Company's interest in a publishing company which was acquired in the Adobe merger in 1992 ($0.3 million of which relates to the third quarter), $4.5 million in dividend income on Hadson preferred stock (paid in-kind, $1.5 million of which relates to the third quarter), a $1.9 million loss on the Company's equity in Hadson common stock ($1.0 million of which relates to the third quarter) and a $5.0 million third quarter charge with respect to the settlement of certain litigation.

     Income taxes for the first nine months of 1994 includes a $3.0 million first quarter credit reflecting the benefit related to an adjustment to provisions made in prior periods with respect to certain federal income tax audit adjustments and a $2.6 million third quarter credit related to an adjustment to provisions made in prior periods with respect to certain potential state income tax obligations.

     In March 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company expects to adopt the provisions of SFAS No. 121 effective January 1, 1996. Had SFAS No. 121 been adopted by the Company effective January 1, 1995, the adoption at that time would have had no effect on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 19% over the five years ended December 31, 1994; however, no assurances can be given that such increase will occur in the future. Historically, the Company has generally funded development and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. During the first nine months of 1995 net cash provided by operating activities and net proceeds from sales of properties (including $54.2 million from the sale of Hadson) totalled $199.6 million; during such period capital expenditures and acquisitions of producing properties totalled $190.4 million.

     The Company expects to expend approximately $206 million on its 1995 capital program; however, the actual amount expended by the Company in 1995 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds.

     Effective April 1, 1995 the Company entered into the Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement"), an unsecured revolving credit agreement which matures December 31, 1998. The maximum borrowing limits under the Credit Agreement are initially $125.0 million, $105.0 million beginning February 28, 1996, $65.0 million beginning February 28, 1997 and $30.0 million beginning February 28, 1998. Interest rates under the Credit Agreement are tied to LIBOR or the bank's prime rate with the actual interest rate based upon certain ratios and the value and projected timing of production of the Company's oil and gas reserves. These and other similar ratios will also affect the Company's ability to borrow under the Credit Agreement and the timing and amount of any required repayments and corresponding commitment reductions. At September 30, 1995, $6.3 million in letters of credit were outstanding under the terms of the Credit Agreement.

     In the first quarter of 1995 the Company retired the $10.0 million balance of a loan from an Argentine bank. The loan, which related to the Company's purchase of an interest in a producing oil field in Argentina in 1991, bore interest at 13% at the time it was retired.

     The Company has three short-term uncommitted lines of credit totalling $50.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At September 30, 1995 no amounts were outstanding under these lines of credit.

     Certain of the Company's credit agreements and the indenture for the Debentures restrict the Company's ability to take certain actions, including covenants that restrict the Company's ability to incur additional indebtedness and to pay dividends on its capital stock. Under the most restrictive of these covenants, at September 30, 1995 the Company could incur up to $200.0 million of additional indebtedness and pay dividends of up to $111.7 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $51.9 million.

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

                                           SANTA FE ENERGY RESOURCES, INC.
                                                     (Registrant)

                                        By /s/ R. Graham Whaling
                                               R. Graham Whaling
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)
Houston, Texas
November 10, 1995