Form 10-K
period 1995-12-31
SANTA FE ENERGY RESOURCES INC
filed 1996-02-29
CIK 86772

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------

                                  FORM 10-K

(MARK ONE)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 1996 was approximately $875 million.

    Shares of Common Stock outstanding at February 1, 1996 -- 90,329,311.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            PROXY STATEMENT DATED MARCH 21, 1996 .......... PART III

                                     PAGE i

                                TABLE OF CONTENTS

                                        PAGE
PART I
Items  1 and 2.  Business and
Properties...........................     1
     General.........................     1
     Corporate Restructuring
     Program.........................     2
     Reserves........................     3
     Domestic Development
     Activities......................     4
     Domestic Exploration
     Activities......................     6
     International Development
     Activities......................     7
     International Exploration
     Activities......................     9
     Drilling Activities.............    10
     Producing Wells.................    10
     Domestic Acreage................    11
     Foreign Acreage.................    11
     Current Markets for Oil and
     Gas.............................    11
     Santa Fe Energy Trust...........    12
     Other Business Matters..........    13

Item  3.  Legal Proceedings..........    18
Item  4.  Submission of Matters to a
           Vote of Security Holders..    18
           Executive Officers of
           Santa Fe..................    18

PART II
Item  5.  Market for Registrant's
           Common Equity and Related
           Stockholder Matters.......    19
Item  6.  Selected Financial Data....    20
Item  7.  Management's Discussion and
           Analysis of Financial
           Condition and Results Of
           Operations................    22
Item  8.  Financial Statements and
           Supplementary Data........    29
Item  9.  Changes in and
           Disagreements with
           Accountants on Accounting
           and Financial Disclosure..    29

PART III
Item 10.  Directors and Executive
           Officers of the Registrant    30
Item 11.  Executive Compensation.....    30
Item 12.  Security Ownership of
           Certain Beneficial Owners and
           Management................    30
Item 13.  Certain Relationships and
           Related Transactions......    30

PART IV
Item 14.  Exhibits, Financial
           Statement Schedules and
           Reports on Form 8-K.......    30
Signatures...........................    67

                                        i

                                    PART I

CERTAIN DEFINITIONS
     As used herein, the following terms have the specific meanings set out:
"Bbl" means barrel. "MBbl" means thousand barrels. "MMBbl" means million barrels. "Mcf" means thousand cubic feet. "MMcf" means million cubic feet. "Bcf" means billion cubic feet. "BOE" means barrel of oil equivalent. "MBOE" means thousand barrels of oil equivalent and "MMBOE" means million barrels of oil equivalent. Natural gas volumes are converted to barrels of oil equivalent using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil. Unless otherwise indicated, natural gas volumes are stated at the official temperature and pressure basis of the area in which the reserves are located. "Replacement cost" refers to a fraction, of which the numerator is equal to the costs incurred by the Company for property acquisition, exploration and development and of which the denominator is equal to proved reserve additions from extensions, discoveries, improved recovery, acquisitions and revisions of previous estimates. "Improved recovery," "enhanced oil recovery" and "EOR" include all methods of supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, such as waterfloods, cyclic steam, steam drive and CO2 (carbon dioxide) injection and fireflood projects. "Heavy oil" is low gravity, high viscosity crude oil.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

     Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") is engaged in the exploration, development and production of crude oil and natural gas in the continental United States and in certain foreign areas. At December 31, 1995 the Company had worldwide proved reserves totaling 320.1 MMBOE (consisting of approximately 279.2 MMBbls of oil and approximately 245.1 Bcf of natural gas), of which approximately 92% were domestic reserves and approximately 8% were foreign reserves. During 1995 the Company's worldwide production aggregated approximately 33.3 MMBOE, of which approximately 72% was crude oil and approximately 28% was natural gas. A substantial portion of the Company's domestic oil production is in long-lived fields with well-established production histories. With the sales of non-core properties pursuant to the Company's corporate restructuring program (see "-- Corporate Restructuring Program"), the Company has focused its activities in three domestic core areas -- the Permian Basin in Texas and New Mexico, the offshore Gulf of Mexico and the San Joaquin Valley of California -- as well as in Argentina and Indonesia.

     Santa Fe was incorporated in Delaware in 1971 as Santa Fe Natural Resources, Inc., a wholly owned subsidiary of a predecessor of Santa Fe Pacific Corporation ("SFP"). On January 8, 1990 Santa Fe Energy Company, which previously conducted a substantial portion of Santa Fe's domestic exploration and development operations, merged into Santa Fe. Santa Fe thereafter changed its name to Santa Fe Energy Resources, Inc. On March 8, 1990 Santa Fe sold 11,700,000 previously unissued shares of common stock in initial public offerings. On December 4, 1990 SFP distributed all of the shares of Santa Fe's common stock it held to its shareholders. In May 1992 Adobe Resources Corporation ("Adobe") was merged with and into the Company (the "Adobe Merger").

     For the five years ended December 31, 1995 the Company has replaced approximately 161% of its production at an average replacement cost of $4.89 per BOE. Over the last five years, the Company has increased its overall production by increasing production from its existing properties and through acquisitions, and has reduced its overall cost structure in order to enhance operating results and to mitigate the Company's financial exposure in a low oil and natural gas price environment. For example, over the five-year period ended December 31, 1995, Santa Fe has increased its average daily production from 71.4 MBOE per day in 1991 to 91.3 MBOE per day in 1995 and has reduced its average production costs (including related production, severance and ad valorem taxes) from $6.06 per BOE in 1991 to $5.15 per BOE in 1995.

                                        1

     Most of the Company's domestic crude oil production is located in California and Texas, while its domestic natural gas production comes primarily from the Gulf of Mexico, New Mexico and Texas. During 1995 the Company's domestic daily production averaged approximately 58.5 MBbls of crude oil and
137.7 MMcf of natural gas. Substantially all of the Company's oil and gas production is sold at market responsive prices. The domestic crude oil marketing activities of the Company are conducted through its Santa Fe Energy Products Division ("Energy Products"), which is also engaged in crude oil trading. A substantial portion of the Company's domestic natural gas production is currently marketed under the terms of a sales contract with Hadson Corporation ("Hadson"). See "-- Current Markets for Oil and Gas."

     A substantial portion of the Company's domestic oil production is in long-lived fields with well-established production histories and where enhanced oil recovery ("EOR") methods are employed. As of December 31, 1995 approximately 65% of the Company's domestic proved crude oil and liquids reserves and 53% of its 1995 average daily domestic production of crude oil and liquids were attributable to the Midway-Sunset field in the San Joaquin Valley of California, where the Company first began production in 1905. Nearly all of the reserves in this field are heavy oil, the production of which depends primarily on steam injection. As of December 31, 1995, an additional 26% of the Company's domestic proved crude oil and liquids reserves and approximately 25% of its 1995 average daily domestic production of crude oil and liquids were attributable to five other oil producing properties: the Wasson and Reeves fields in the Permian Basin of west Texas and the South Belridge, Kern River and Coalinga fields in the San Joaquin Valley.

     The Company's foreign production is located in the El Tordillo and Sierra Chata fields in Argentina and in the Salawati Basin and Salawati Island areas of Indonesia. Production from the Argentine operations averaged 2,600 barrels of oil and 11.9 MMcf of natural gas per day in 1995 and production from the Indonesian operations averaged 5,200 barrels of oil per day in 1995. The Company's Argentine natural gas production is from the Sierra Chata field, which commenced production in the second quarter of 1995.

     The Company maintains an active exploration and development program, a significant portion of which consists of EOR projects on the producing fields discussed above. During 1995, Santa Fe spent $204.6 million on capital programs and has budgeted $200.5 million of expenditures for 1996. The actual amount expended by the Company in 1996 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds.

     In the United States, at December 31, 1995, the Company held oil and gas rights to 337,631 net undeveloped leasehold and fee acres in 16 states and offshore areas. Outside the United States, at December 31, 1995, the Company held exploration rights with respect to an aggregate of 2,249,065 net undeveloped acres in Argentina, Ecuador, Gabon and Indonesia.

CORPORATE RESTRUCTURING PROGRAM

     In the fourth quarter of 1993 the Company adopted a corporate restructuring program which included (i) the concentration of capital spending in the Company's core operating areas, (ii) the disposition of non-core assets, (iii) the elimination of the $0.04 per share quarterly Common Stock dividend and (iv) an evaluation of the Company's capital and cost structures to examine ways to increase flexibility and strengthen the Company's financial performance. See
Note 2 to the Consolidated Financial Statements.

     The Company's capital program is concentrated in three domestic core areas -- the Permian Basin in Texas and New Mexico, the offshore Gulf of Mexico and the San Joaquin Valley of California -- as well as its productive areas in Argentina and Indonesia. The domestic program includes exploration and development activities in the Delaware, Strawn, Cisco-Canyon and Atoka Morrow formations in west Texas and southeast New Mexico, a drilling program for the offshore Gulf of Mexico natural gas properties and a drilling and workover program in the San Joaquin Valley of

                                        2

California. Internationally, the program includes exploration and development activities in Argentina, Indonesia, Ecuador and Gabon, including expansion of the Company's Sierra Chata field in Argentina, where gas sales commenced in April 1995.

     During 1993 the Company sold properties having combined production of 4,100 barrels of oil and 21.7 MMcf per day and estimated proved reserves of approximately 16.7 MMBOE for total proceeds of $91.4 million, sold its natural gas gathering and processing assets for Hadson securities and realized approximately $11.3 million from the sale of its remaining Depositary Units in Santa Fe Energy Trust (the "Trust") and $8.3 million from the sale of its interest in certain other oil and gas properties. As a result of these transactions, the Company disposed of substantially all of its inventory of non-core properties. In 1995, the Company sold its holdings in Hadson for $55.2 million in cash. See Notes 2 and 3 of the Notes to Consolidated Financial Statements.

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

RESERVES

     The following tables set forth information regarding changes in the Company's estimates of proved net reserves from January 1, 1993 to December 31, 1995 and the balance of the Company's estimated proved developed reserves at December 31 of each of the years 1992 through 1995.

                                                                       INCREASES (DECREASES)
                                                   -------------------------------------------------------------
                                        BALANCE                                             NET
                                          AT       REVISION               EXTENSIONS,    PURCHASES                 BALANCE
                                       BEGINNING      OF                  DISCOVERIES    (SALES) OF                 AT END
                                          OF       PREVIOUS    IMPROVED       AND         MINERALS                    OF
                                        PERIOD     ESTIMATES   RECOVERY    ADDITIONS      IN PLACE    PRODUCTION    PERIOD
                                       ---------   ---------   --------   ------------   ----------   ----------   --------
PROVED RESERVES AT DECEMBER 31, 1993:
    Oil and Condensate (MMBbls)......    255.1       (10.8)      26.7          6.2           (4.7)       (24.3)      248.2
    Gas (Bcf)........................    277.5        26.7         --         55.9          (36.7)       (60.4)      263.0
    Oil Equivalent (MMBOE)...........    301.5        (6.3)      26.7         15.4          (10.9)       (34.4)      292.0
PROVED RESERVES AT DECEMBER 31, 1994:
    Oil and Condensate ((MMBbls).....    248.2        15.2       13.9          5.5           (0.5)       (24.0)      258.3
    Gas (Bcf)........................    263.0        (2.7)       0.9         36.2           (5.1)       (49.9)      242.4
    Oil Equivalent (MMBOE)...........    292.0        14.7       14.1         11.5           (1.3)       (32.3)      298.7
PROVED RESERVES AT DECEMBER 31, 1995:
    Oil and Condensate (MMBbls)......    258.3        18.2       16.1          4.4            6.3        (24.1)      279.2
    Gas (Bcf)........................    242.4         2.3        0.2         36.9           18.0        (54.7)      245.1
    Oil Equivalent (MMBOE)...........    298.7        18.5       16.2         10.7            9.3        (33.3)      320.1(a)
                                                                                                  DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                      1995       1994       1993       1992
                                                                                   ---------  ---------  ---------  ---------
PROVED DEVELOPED RESERVES (MMBOE)...............................................      253.6      224.5      225.5      248.4

------------
  (a) At December 31, 1995, 3.8 MMBOE were subject to a 90% net profits interest held by Santa Fe Energy Trust. See "-- Santa Fe Energy Trust."

                                        3

     Historically, the Company has utilized active development and exploration programs as well as selected acquisitions to replace its reserves depleted by production. The Company has increased its proved reserves (net of production and sales) by approximately 26% over the five years ended December 31, 1995. Most of such increases are attributable to proved reserve additions from the Company's producing oil properties in the San Joaquin Valley of California and the Permian Basin in west Texas, proved reserves acquired in the Adobe Merger and other purchases of oil and gas reserves.

     Ryder Scott Company ("Ryder Scott"), a firm of independent petroleum engineers, prepared the above estimates of the Company's total proved reserves as of December 31, 1992 through 1995.

     During 1995 the Company filed Energy Information Administration Form 23 which reported natural gas and oil reserves for the year 1994. On an equivalent barrel basis, the reserve estimates for the year 1994 contained in such report and those reported herein for the year 1994 do not differ by more than five percent.

DOMESTIC DEVELOPMENT ACTIVITIES

     The Company is engaged in development activities primarily through the application of thermal EOR techniques to its heavy oil properties in the San Joaquin Valley, the use of secondary waterfloods and tertiary CO2 floods on its properties in other mature fields and the development of producing properties discovered or acquired by the Company. Thermal EOR operations involve the injection of steam into a reservoir to raise the temperature and reduce the viscosity of the heavy oil, facilitating the flow of the oil into producing wellbores. The Company has operated thermal EOR projects in the San Joaquin Valley since the mid-1960s. Similarly, the Company has extensive experience in the use of waterfloods, which involves the injection of water into a reservoir to drive hydrocarbons into producing wellbores. The Company has an interest in more than 50 waterflood projects, and additional projects are planned for the future. Following the waterflood phase, certain fields may continue to produce in response to tertiary EOR projects, such as the injection of CO2 which mixes miscibly with the oil and improves the displacement efficiency of the water injection. The Company's principal CO2 floods are in the Wasson field and are operated by affiliates of Shell Oil Company, ARCO and Amoco.

     Set forth below is a discussion of some of the Company's principal development projects. The Company has operated in the Midway-Sunset and Wasson fields since 1905 and 1939, respectively. The Company acquired interests in the South Belridge field in 1987 and in January 1991 expanded its holdings in the field with the purchase of additional properties. The Company's interests in the Kern River and Coalinga fields were acquired in 1905 and 1977, respectively. The Gulf of Mexico fields were discovered on leases held by the Company or acquired as producing properties, while the southeastern New Mexico properties were acquired as undeveloped properties.

     SAN JOAQUIN VALLEY

     MIDWAY SUNSET. The Company owns a 100% working interest (92% average net revenue interest) in over 10,000 gross acres and 2,300 active wells in the Midway Sunset field. Substantially all the oil produced from the Midway Sunset field is heavy crude oil produced principally by cyclic steam and steamflood operations from Pleistocene and Miocene reservoirs at depths less than 2,000 feet. These steam stimulation operations were initiated in the field in the mid-1960s. During 1995 the Midway Sunset field accounted for approximately 53% of the Company's domestic crude oil and liquids production.

     At December 31, 1995 the Midway Sunset field accounted for approximately 65% of the Company's domestic proved crude oil and liquid reserves. Reservoir engineering studies prepared on behalf of the Company indicate significant additions to its proved reserves in this field can continue to be made through additional EOR and development projects. The Company has identified a substantial number of locations that could be drilled in the field, depending in part on future prices and economic conditions. During 1995 the Company drilled 173 development wells in the field.
                                      4

     SOUTH BELRIDGE. The South Belridge field is located 15 miles north of the Midway-Sunset field. The Company operates three leases in the field which produce heavy oil from the shallow Tulare sands and lighter low viscosity oil from the deeper Diatomite reservoirs. Steamflood operations in the lower Tulare sands are in progress on one of three leases and plans call for flooding the remaining Tulare sands on this lease and all Tulare sands on another lease in the coming years. Waterflood operations in the Diatomite reservoir have been initiated on two leases and the Company expects to expand these operations to include the rest of the developed area.

     COALINGA. The Coalinga field is located 55 miles southwest of Fresno, California. Successful steamfloods have been conducted in the Lower Temblor Sands on three properties in which the Company owns interests in the field. During the next several years, the Company plans to expand steam floods in the Upper and Lower Temblor Sands. Most of the facilities required for these projects are already in place.

     KERN RIVER. The Company has a 100% working interest (91% average net revenue interest) in four properties in the Kern River field which is located near Bakersfield, California. The Company operates over 300 wells and a large steam generation plant on the properties. The Lower Kern River Series sands have been successfully steamflooded on three of the properties. During the past several years the Company has conducted an ongoing infill drilling and redevelopment program to convert the operations to expanded cyclic steaming. At the conclusion of the cyclic steaming program, the Company will redeploy steamflood operations into the upper sands of the Kern River Series on all four properties.

     PERMIAN BASIN

     WASSON. The Company's interests in this field consist principally of royalty and working interests in three units which are presently under CO2flood. Most of the expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery projects have been made. In addition, while expenditures relating to the purchase of CO2 for the Wasson field are expected to continue, CO2 can be recycled and, therefore, such expenditures should decline in the future.

     During 1995 the Wasson field accounted for approximately 8.0% of the Company's domestic crude oil and liquids production and at December 31, 1995 the field accounted for approximately 10.5% of the Company's domestic proved crude oil and liquids reserves. Since initiation of CO2 flooding operations in 1984, the field's previous production decline has been reversed. Reservoir engineering studies prepared on behalf of the Company indicate significant additions to proved reserves can be made through additional EOR and development projects.

     REEVES. The Company owns a 72% average net revenue interest in the Reeves field, which is located seven miles east of the Wasson field in west Texas. The field has been under waterflood since 1965. During 1995, 45 wells were drilled and 20 wells were worked over as part of a program to infill drill the unit to 20-acre spacing and enhance current waterflood operations. Based on the successes of the prior year's program, the Company plans to continue the infill drilling and workover program in this field in 1996.

     NEW MEXICO. During 1995 the Company continued its activity in the light-oil Delaware play in Lea and Eddy Counties of southeastern New Mexico. A total of 22 gross (6.5 net) development wells were completed in 1995 and net production from this area in December 1995 totaled approximately 1,300 barrels of oil and 2.1 MMcf of natural gas per day. The Company plans to drill additional development wells in 1996.

     Also in southeastern New Mexico, the Company participated in 2 gross (2 net) wells in 1995 in the light oil and gas Cisco-Canyon project and all major facilities were completed by mid-year. The Company's net production from the project is approximately 1,200 barrels of liquids and 8.8 MMcf of natural gas per day from eight wells. The Company plans to continue delineation of this project which contains approximately 47 potential development locations.

                                        5
    OFFSHORE GULF OF MEXICO

     At December 31, 1995 offshore Gulf of Mexico properties accounted for 48% of the Company's domestic proved natural gas reserves and during 1995 these properties accounted for approximately 57% of the Company's domestic natural gas production.

     Year-end net offshore Gulf of Mexico deliverability was over 3,600 barrels of oil per day and 92 MMcf of gas per day from 54 fields. The Company operates 16 producing fields on 22 blocks with three Company-operated blocks scheduled to begin production in 1996. The Company's activities in the offshore Gulf of Mexico are concentrated in the shallow water area (less than 400 feet of water) where the costs of drilling, completion and operation are predictable and the well developed pipeline infrastructure allows for relatively quick hookup of new wells.

     During 1995 the Company participated in the drilling of 7 gross (4.6 net) development wells, all of which resulted in successful completions. Four of these wells commenced production in 1995 with the remainder expected to begin production in 1996. Two of the wells are part of the development of the Company's 100%-owned Galveston A-34 project, which resulted in a discovery in 1995. These two wells, together with the discovery well, tested at a combined rate of over 23 MMcf of natural gas per day. Platform and pipeline construction is underway and initial production is expected in mid-1996.

     During 1995 the Company completed platform and pipeline construction and commenced production from its 55%-owned High Island A-442 project. Current production is approximately 7.0 MMcf of natural gas per day and associated oil and condensate. Additional development drilling is scheduled for mid-1996.

     In 1995 one of the Company's subsidiaries, Santa Fe Platform Management, Inc., was designated to assist the Company in the management of the Company's platform abandonment costs. Together with the involvement of a third party whose primary consideration will be based on the realization of savings by the Company, the subsidiary will attempt to find new ways to handle these costs in a more efficient manner.

DOMESTIC EXPLORATION ACTIVITIES

     During 1995 the Company focused its domestic exploration activities in two core areas, the Permian Basin of west Texas and southeastern New Mexico and the offshore Gulf of Mexico. Overall the Company participated in 30 gross (14.7 net) domestic exploratory wells in 1995, completing 22 gross (9.6 net) wells as producers for a 65% net success rate. At year end there were 6 gross (1.7 net) wells in various stages of drilling or completion.

     As of December 31, 1995 the Company held approximately 252,200 net undeveloped leasehold acres in 16 states and offshore areas. The primary lease terms expire with respect to 24% of such acreage in 1996, 15% in 1997, 7% in 1998, 15% in 1999 and the remainder thereafter. In addition, the Company owns approximately 85,400 net acres of undeveloped fee minerals located primarily in Texas.

     The Company also holds the oil and gas rights on approximately 8.1 million net undeveloped acres in the western United States through direct ownership and pursuant to lease option agreements from Santa Fe Pacific Railroad Company and other former affiliates. These lands are located in high risk exploration areas. Due to this risk, an agreement relating to substantially all of these oil and gas rights has been entered into with another company. The Company will receive a small revenue interest in the event exploration activities on lands subject to these rights are successful.

     Set forth below is a brief discussion of some of the Company's principal exploration programs.

    PERMIAN BASIN

     The Permian Basin continues as one of the Company's most active domestic exploration area with the majority of the current drilling activity concentrated in Lea and Eddy counties, New Mexico and Andrews and Martin counties, Texas. During 1995 the Company participated in 15 gross (5.8 net) exploratory wells with 13 gross (5.4 net) of these wells being completed for a 92% net success rate. There were 4 gross (1.4 net) additional wells drilling or completing at the end of the year.
                                      6

     In southeastern New Mexico, the Company's exploratory program concentrates on multiple Permian and Pennsylvanian aged oil and gas reservoirs ranging in depth from 1,500 to 16,000 feet. The focus in 1995 was to drill for deeper, gas bearing objectives which also provide exposure to shallower Delaware and Bone Springs oil reserves.

     In the first quarter of 1995 the Company completed a 260-square mile 3-D seismic project in Midland and Andrews counties, Texas. Two wells were drilled in 1995 and completed as oil producers. Additional drilling is planned for 1996.

    OFFSHORE GULF OF MEXICO

     The Company participated in 12 gross (5.8 net) exploratory wells in 1995, including 9 gross (4.2 net) discovery wells, for a 72% net success rate. The Company's offshore program is focused on prospects in shallow and moderate water depths which display "hydrocarbon indicators" on seismic data. During 1995 an agreement was reached with a third party which gives the Company access to 3-D seismic data covering more than 500 blocks. The data will be used to add to the Company's prospect inventory.

INTERNATIONAL DEVELOPMENT ACTIVITIES

     INDONESIA

     SALAWATI BASIN. The Company, through a wholly owned subsidiary, is engaged in the production of crude oil in Indonesia through a joint venture (the "Salawati Basin Joint Venture") formed in 1970 to explore for and develop hydrocarbon reserves in the Salawati Basin area of Irian Jaya. At December 31, 1995, the Company held a 33 1/3% participation interest in, and acts as operator for, the Salawati Basin Joint Venture. The Salawati Basin Joint Venture operates under a production sharing contract (the "PSC") with the Indonesia state oil agency ("Pertamina"), which had an initial term of 30 years and expires in the year 2000. The Company is currently negotiating with Pertamina to extend the contract for an additional 20 years and expects to sign the contract extension in the first half of 1996. As of December 31, 1995 the contract covered an area of approximately 235,000 acres. Production occurs from seven oil and three gas condensate fields.

     The PSC entitles the Salawati Basin Joint Venture to recover all of its expenditures related to the operation (the "cost recovery amount") before any additional production is shared with Pertamina, which recovery is effected by allocating to the Salawati Basin Joint Venture a portion of the crude oil production sufficient, at the Indonesia government official crude oil price ("ICP"), to offset the cost recovery amount. The balance of production after deducting the cost recovery amount is divided between the parties, with approximately 66% allocated to Pertamina and 34% allocated to the Salawati Basin Joint Venture. However, 25% of the 34% allocated to the Salawati Basin Joint Venture (8.5% of total production) must be sold into the Indonesian domestic market for $0.20 per barrel. The entire entitlement of the Salawati Basin Joint Venture under the PSC, including the domestic market obligation, averaged approximately 8.6 MBbls per day (approximately 2.9 MBbls per day net to the Company) for the year ended December 31, 1995. The Salawati Basin Joint Venture is required to pay Indonesian income taxes at the rate of 56%.

     SALAWATI ISLAND. The Company, through another subsidiary, has also entered into a joint venture with Pertamina to explore the Salawati Island Block of Irian Jaya. The effective date of this joint venture was April 23, 1990 with a term of 30 years. At December 31, 1995 the Company held a 16 2/3% participation interest in the block which covers approximately 1.1 million acres. The Company and Pertamina (with its 50% interest) jointly operate the contract area. In 1991 a successful exploratory well was drilled and sales from the Matoa field began in January of 1993. In December 1995 the Matoa field produced approximately 5.9 MBbls of oil per day (approximately 2.0 MBbls per day net to the Company) from 22 wells.

     Under the terms of the Salawati Island agreement, the joint venture participants are allowed to recover the cost recovery amount, after an initial 20% portion (2.9% to the joint venture participants

                                      7

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

     TUBAN. In December 1995 on the Tuban block on the island of Java, the Company tested the Mudi No. 5, the fifth successful test of the Tuban Limestone formation on the Mudi prospect. The well tested at combined flow rates of approximately 10,500 barrels of 35 degree API gravity oil per day with individual flowing tubing pressures of 225 pounds per square inch through a 1 1/4 inch choke. The tests were conducted on approximately 535 feet of hydrocarbon bearing rock between depths of 8,365 to 8,900 feet. Tests of the other successful wells ranged from 1,350 to 5,000 barrels of oil per day. The Company and its partners have submitted a plan of development to Pertamina and are prepared to begin construction of the facilities required for development as soon as approval is received. Commercial oil sales could begin as early as mid-1997.

     The Company has a seismic program underway to delineate the extent of the field and to further define similar anomolies in the area. The Company holds a 12.5% interest and operates the Mudi project through a joint operating body comprised of Pertamina and the Company.

     ARGENTINA

     EL TORDILLO. In 1991 the Company acquired an 18% non-operated working interest (15.84% net revenue interest) in the El Tordillo field in Chubut Province, Argentina. At that time, the field was producing approximately 10,500 barrels of oil per day. As of December 31, 1995 the Company and its partners have completed 260 workovers and drilled 17 new wells, expanded the existing waterflood pilots and initiated one new waterflood pilot, increasing production to approximately 17,000 barrels of oil per day. The Company expects the drilling and workover programs to continue through 1996 and anticipates the expansion of the existing waterflood projects.

     The joint venture group is allowed to sell crude oil produced from this field into the open market. There is a 12% royalty on gross production and the joint venture is taxed at a 30% rate after deductions for capitalized costs and expenses.

     SIERRA CHATA. In April 1993 the Company completed the Sierra Chata X-1 as a successful natural gas and condensate exploratory test in Chihuidos Block, Neuquen Province, Argentina. Nine additional successful wells have been drilled and the combined deliverability of the ten wells is approximately 150 MMcf of natural gas per day with a carbon dioxide content of approximately 6%. The Company has a 19.9% working interest in the Block. The Company and its partners have built a gas processing facility and a 40-mile gathering pipeline which transports production from the field and interconnects with two main transmission lines owned by a third party that transport gas to Buenos Aires and other major markets. Sales of production from the Sierra Chata field commenced in April 1995 under a gas contract for a maximum of 106 MMcf per day with "take-or-pay" and "delivery-or-pay" obligations with MetroGas S.A., a Buenos Aires gas distribution company. Under the terms of the contract, MetroGas is required to take at least 90% of the contract maximum in the Argentine winter months and at least 80% of the contract maximum in the Argentine summer months. Natural gas produced in excess of the contract requirements is sold on the spot market when possible. There is a 12% royalty and a 1% provincial tax on gross production and the joint venture is taxed at a 30% rate after deductions for capitalized costs and expenses.

     Three additional wells have been drilled to extend the producing limits established by the ten producing wells. Testing of these wells is scheduled to be completed in the first quarter of 1996.

                                        8
INTERNATIONAL EXPLORATION ACTIVITIES

     In 1995 the Company participated in 8 gross (2.6 net) international exploratory wells. Five of the wells (1.8 net) were completed as discoveries for a 67% net success rate. At December 31, 1995 the Company held exploration contracts in four countries covering 8.7 million acres (2.3 million net acres). The Company intends to participate in the drilling of eleven exploratory wells in 1996, including six wells in Indonesia, two wells in Argentina, two wells in Ecuador and one well in Gabon.

     INDONESIA

     SUMATRA. In the first quarter of 1995 the Company completed the North Geragai No. 1 discovery well on the Jabung Block in central Sumatra. The well tested at combined rates of 5,100 barrels of 52 degree API gravity oil plus 30 MMcf of gas and 350 barrels of condensate per day from multiple intervals. In December 1995 the North Geragai No. 2, which tested only oil zones plus any gas zones not tested in the No. 1 well, tested 2,800 barrels of 52 degree API gravity oil and 9.1 MMcf of gas per day. In February 1996 the North Geragai No. 3 tested at a combined rate of 2,800 barrels of 52 degree API gravity oil and 2.4 MMcf of natural gas per day from two zones which also demonstrated hydrocarbon producing capability in the first two wells. The North Geragai No. 4 is currently drilling. Based on the results of the No. 4 well, a plan of development will be filed with Pertamina. The Company holds a 33 1/3% interest and is the operator of the Jabung Block under the terms of a PSC with Pertamina.

     In August 1995 the Company tested its Northeast Betera No. 1 exploratory well, located on the Jabung Block approximately 25 miles northeast of the North Geragai No. 1. The well encountered approximately 130 feet of hydrocarbon bearing sands at depths of 4,908 to 5,164 feet. Three intervals totaling approximately 84 feet of net pay tested at combined rates of 420 barrels of condensate and 22 MMcf of natural gas (approximately 55% carbon dioxide) per day. The test results of the well are being analyzed and a delineation well is planned for mid-1996.

     In addition, in 1995 the Company signed a new contract for the 956 million acre Bangko Block in south Sumatra. Two exploratory wells are planned for 1996 based on evaluation of existing seismic data. Santa Fe is operator and holds a 33 1/3% interest in the block. The Company's share of costs through the first two exploratory wells will be paid by its partners.

     ECUADOR

     In January 1995 the Company signed a contract covering exploration rights on Oriente Block 11 which is located in the north central portion of the Oriente Basin in the northeast section of the country. The contract includes an initial exploration period of four years with optional extensions. Seismic operations began in the fourth quarter of 1995 and are expected to be completed in the first quarter of 1996. The first exploratory well is scheduled to be drilled in the third quarter of 1996. The Company is the operator and holds a 35% working interest in the block.

     GABON

     During 1995 the Company participated in the drilling of the Tchatamba Marine No. 1 on the Kowe permit, offshore Gabon. The well tested 4,545 barrels per day of 46 degree API gravity oil from a 74-foot interval in the Upper Madiela formation between 6,306 to 6,380 feet. Additional seismic is planned to delineate the Tchatamba structure and further define numerous other prospects on the block. In addition to drilling a confirmation well offsetting the discovery, a second exploratory well is planned on the Kowe permit during the fourth quarter of 1996. The Company holds a 25% working interest in the 614,200-acre permit area.
                                        9
DRILLING ACTIVITIES

     The table below sets forth, for the periods indicated, the number of wells drilled in which Santa Fe had an economic interest. As of December 31, 1995 Santa Fe was in the process of drilling or completing 6 gross (1.7 net) domestic exploratory wells, 18 gross (10.3 net) domestic development wells, and 7 gross (1.5 net) foreign development wells.

                                                          YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                               1995                 1994                 1993
                                        ------------------   ------------------   ------------------
                                        GROSS       NET      GROSS       NET      GROSS       NET
                                        ------   ---------   ------   ---------   ------   ---------
Development Wells
  Domestic
     Completed as natural gas
        wells........................      13          6.3      17          4.4      21          6.0
     Completed as oil wells..........     271        234.5     136        101.4     237        180.0
     Dry holes.......................       4          1.5       4          2.5      10          3.6
  Foreign
     Completed as natural gas
     wells...........................       3          0.9       2          0.4       4          1.0
     Completed as oil wells..........      17          3.2      14          4.3       3          0.9
     Dry holes.......................       5          1.1       2          0.6      --           --
                                        ------   ---------   ------   ---------   ------   ---------
                                          313        247.5     175        113.6     275        191.5
                                        ------   ---------   ------   ---------   ------   ---------
Exploratory Wells
  Domestic
     Completed as natural gas
        wells........................      13          6.3       3          1.5       3          0.9
     Completed as oil wells..........       9          3.3       9          3.5       7          2.7
     Dry holes.......................       8          5.1      23          8.6      12          5.4
  Foreign
     Completed as natural gas
     wells...........................       2          0.8       1          0.5       2          0.4
     Completed as oil wells..........       3          0.9       1          0.3      --           --
     Dry holes.......................       3          0.8       6          2.1       4          1.3
                                        ------   ---------   ------   ---------   ------   ---------
                                           38         17.2      43         16.5      28         10.7
                                        ------   ---------   ------   ---------   ------   ---------
                                          351        264.7     218        130.1     303        202.2
                                        ======   =========   ======   =========   ======   =========
PRODUCING WELLS
     The following table sets forth Santa Fe's ownership in producing wells at
December 31, 1995:
                                                U.S.              ARGENTINA(1)        INDONESIA(2)             TOTAL
                                        ---------------------    --------------     -----------------     ---------------
                                        GROSS(3)       NET       GROSS     NET      GROSS(4)     NET      GROSS      NET
                                        ---------   ---------    ------    ----     ---------    ----     ------    -----
Oil..................................     11,891        5,262      371      67         380        122     12,642    5,451
Natural gas..........................        559          167       10       2           6          2        575      171
                                        ---------   ---------    ------    ----     ---------    ----     ------    -----
                                          12,450        5,429      381      69         386        124     13,217    5,622
                                        =========   =========    ======    ====     =========    ====     ======    =====

___________
  (1) At December 31, 1995 two gross gas wells were shut-in.

  (2) Includes 90 gross wells which were shut-in at December 31, 1995.

  (3) Includes 54 gross wells with multiple completions.

  (4) Includes one gross well with multiple completions.

                                       10
DOMESTIC ACREAGE

     The following table summarizes Santa Fe's developed and undeveloped fee and leasehold acreage in the United States at December 31, 1995. Excluded from such information is acreage in which Santa Fe's interest is limited to royalty, overriding royalty and other similar interests.

                                           UNDEVELOPED            DEVELOPED
                                       -------------------  --------------------
                STATE                   GROSS       NET       GROSS       NET
Alabama -- Offshore..................    --         --         23,040     12,480
Alabama -- Onshore...................    --         --            824        112
Arkansas.............................       314         45        816        180
California -- Offshore...............    --         --         17,280      1,781
California -- Onshore................     5,112      5,112     20,202     19,963
Colorado.............................       381        237      5,771      5,249
Kansas...............................        84         54      3,824        865
Louisiana -- Offshore................   225,895     93,851    198,101     71,599
Louisiana -- Onshore.................     1,574        454      9,036      2,102
Mississippi..........................        21          1      3,168        554
Montana..............................     4,558      1,536        670         43
New Mexico...........................   138,054    103,975     50,745     26,792
New York.............................    --         --            189         47
North Dakota.........................     2,643        666      4,530      1,025
Oklahoma.............................     2,708      1,551     20,466      7,328
Pennsylvania.........................        20         20         25          3
Texas -- Offshore....................    31,111     24,278     58,301     27,035
Texas -- Onshore.....................   109,276     96,258    180,172    127,531
Utah.................................       886        460      3,325      1,527
Wyoming..............................    16,257      9,133     22,972     10,809
                                       --------  ---------  ---------  ---------
                                        538,894    337,631    623,457    317,025
                                       ========  =========  =========  =========
FOREIGN ACREAGE
     The following table summarizes Santa Fe's foreign acreage at December 31, 1995:
                                        UNDEVELOPED              DEVELOPED
                                  ------------------------  --------------------
                                     GROSS         NET        GROSS       NET
Argentina.......................    2,147,987      529,045     93,238     18,004
Ecuador.........................      494,200      172,970     --         --
Gabon...........................      614,200      153,550     --         --
Indonesia.......................    5,393,359    1,393,500     11,460      2,072
                                  -----------  -----------  ---------  ---------
                                    8,649,746    2,249,065    104,698     20,076
                                  ===========  ===========  =========  =========
CURRENT MARKETS FOR OIL AND GAS

     The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. For the last several years, prices of these products have reflected a worldwide surplus of supply over demand. The price received by the Company for its crude oil and natural gas depends upon numerous factors, the majority of which are beyond the Company's control, including economic conditions in the United States and elsewhere, the world political situation as it affects OPEC, the Middle East (including the current embargo of Iraqi crude oil from worldwide markets) and other producing countries, the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding OPEC's ability to
                                       11

control member country production and underlying concern about the balance of world demand for and supply of oil and gas. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the Company's development and exploration programs, proved reserves, revenues, profitability and cash flow. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

     The market for heavy crude oil produced in California differs substantially from the remainder of the domestic crude oil market, due principally to the transportation and refining requirements associated with heavy crude. The profit margin realized from the sale of heavy crude oil is generally lower than that realized from the sale of light crude oil because the costs of producing heavy oil are generally higher, and the sales price realized for heavy crude oil is generally lower than the comparable costs and prices paid for light crude oils.

     From time to time the Company has hedged a portion of its oil and natural gas production to manage its exposure to volatility in prices of oil and natural gas. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" for a discussion of the Company's hedging activities.

     During 1995 affiliates of Shell Oil Company and Celeron Corporation accounted for approximately 34% and 21%, respectively, of Energy Products' crude oil sales (which with respect to certain properties includes royalty and working interest owners' share of production). No other individual customer accounted for more than 10% of the Company's crude oil and liquids revenues during 1995. Substantially all of the Company's oil production is currently sold at market-responsive prices that approximate spot prices. Availability of a ready market for the Company's oil production depends on numerous factors, including the level of consumer demand, the extent of worldwide oil production, the cost and availability of alternative fuels, the availability of refining capacity, the cost of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the cost of complying with applicable environmental regulations.

     In December 1993 the Company signed a seven-year gas sales contract with Hadson pursuant to the terms of which Hadson markets a substantial portion of the Company's domestic natural gas production. Pursuant to such gas contract, Hadson is required to pay the Company for all production delivered at a price for such gas equal to stipulated published monthly index prices. Hadson is obligated to use its best efforts to receive gas from the Company at delivery points so as to maximize the net price received by the Company for such production. Payment for purchases by Hadson are made in immediately available funds no later than the last working day of the month following the month of production.

SANTA FE ENERGY TRUST

     In November 1992 5,725,000 Depositary Units ("Depositary Units"), each consisting of beneficial ownership of one unit of undivided interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on February 15, 2008, were sold in a public offering. The assets of the Trust consist of certain oil and gas properties conveyed by the Company. A total of $114.5 million was received from public investors, of which $38.7 million was used to purchase the Treasury obligations and $5.7 million was used to pay underwriting commissions and discounts. The Company received the remaining $70.1 million and retained 575,000 Depositary Units. A portion of the proceeds received by the Company was used to retire $30.0 million of debt and the remainder was used for general corporate purposes. In the first quarter of 1994 the Company sold the remaining 575,000 Depositary Units it held for $11.3 million.

     The properties conveyed to the Trust consisted of two term royalty interests in two production units in the Wasson field in west Texas and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states. At December 31, 1995, 3.8 MMBOE of the Company's estimated proved reserves were subject to such net profits interest. The reserve estimates included herein reflect the conveyance of the Wasson term royalties to the Trust.

                                       12

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments to the extent that such payments are required to provide distributions of $0.40 per Depositary Unit per quarter. Such additional royalty payments, if needed, will come from the Company's remaining royalty interest in one of the production units in the Wasson field described above, and are non-recourse to the Company. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such additional payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) is limited to $20.0 million on a revolving basis. The Company was required to make additional royalty payments totalling $0.4 million, $1.1 million and $0.5 million with respect to the distributions made by the Trust for operations in 1993, 1994 and 1995, respectively. Dependent on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make distributions of $0.40 per quarter. In such instances the Company would be required to make additional royalty payments.

OTHER BUSINESS MATTERS

  COMPETITION

     The Company faces competition in all aspects of its business, including, but not limited to, acquiring reserves, leases, licenses and concessions; obtaining goods, services and labor needed to conduct its operations and manage the Company; and marketing its oil and gas. The Company's competitors include multinational energy companies, government-owned oil and gas companies, other independent producers and individual producers and operators. The Company believes that its competitive position is affected by price, its geological and geophysical capabilities and ready access to markets for production. Many competitors have greater financial and other resources than the Company, more favorable exploration prospects and ready access to more favorable markets for their production. The Company believes that the well-defined nature of the reservoirs in its long-lived oil fields, its expertise in EOR methods in these fields, its active development and exploration position, its financial flexibility and its experienced management may give it a competitive advantage over some other producers.

  REGULATION OF CRUDE OIL AND NATURAL GAS

     The petroleum industry is subject to various types of regulation throughout the world, including regulation in the United States by state and federal agencies. Domestic legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and which may carry substantial penalties for non-compliance. Although the regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects profitability, generally these burdens do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry with similar types and quantities of production. While the Company is a party to several regulatory proceedings before governmental agencies arising in the ordinary course of business, the Company does not believe that the outcome of such proceedings will have a material adverse affect on its operations or financial condition. Set forth below is a general description of certain state and federal regulations which have an effect on the Company's operations.

     STATE REGULATION. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company operates also have statutes and regulations governing the conservation of oil and gas and the prevention of waste, including the unitization or pooling of oil and gas properties and rates of production from oil and gas wells. Rates of production may be regulated through the establishment of maximum daily production allowables on a market demand or conservation basis or both.
                                      13

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

     Even though the implementation of Order No. 636 on individual interstate pipelines is largely complete, nearly all of these individual restructuring proceedings, as well as Order No. 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be substantially modified by the courts. Thus, while Order No. 636 has generally facilitated the transportation of gas and the direct access to end-user markets, the ultimate impact of these regulations on marketing production cannot be predicted at this time.

     With the completion of the Order No. 636 implementation process on the FERC level, FERC's natural gas regulatory efforts have turned towards a number of other important policies, all of which could significantly affect the marketing of gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy (now pending court review) of generally approving the divestiture of pipeline-owned gathering facilities to pipeline affiliates, (ii) FERC's on-going efforts to promulgate standards for pipeline electronic bulletin boards, electronic data exchange, and, most recently, basic business and operational practices of the pipelines, (iii) a generic policy statement involving the pricing of interstate pipeline capacity, (iv) efforts to refine FERC's regulations controlling the operation of the secondary market for released pipeline capacity, (v) a policy statement regarding market and other non-cost-based rates for interstate pipeline transmission and storage capacity and (vi) an inquiry into the appropriate nature and extent of continuing FERC regulation of offshore pipelines.

     Recently, with the conclusion of the implementation of FERC Order No. 636 on the interstate pipelines, numerous states have begun the process of implementing regulatory initiatives requiring local distribution companies ("LDCs") to develop (to various degrees) unbundled transportation and related service options and rates. Typically, these programs are designed to allow LDCs' commercial, industrial, and, in a few cases, residential, customers to have access to transportation service on the LDC, coupled with an ability to select third-party city-gate gas suppliers. These developments have already led a number of industry participants to redirect significant marketing resources to these emerging downstream markets.

  ENVIRONMENTAL REGULATION

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. In particular, the Company's oil and gas exploration, development, production and EOR operations, its activities in connection with storage and transportation of liquid hydrocarbons and its use of facilities for treating, processing, recovering or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the cost of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells and other facilities. The Company has expended significant resources, both financial and managerial, to comply with environmental regulations and permitting requirements and anticipates that it will continue to do so in the future in order to comply with stricter industry and regulatory safety standards such as those described below. Although the Company believes that its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities will not be incurred in the future. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in substantial costs and liabilities in the future. Although the resulting costs cannot be accurately estimated at this time, these requirements and risks typically apply to companies with types, quantities and locations of production similar to those of the Company and to the oil and gas industry in general.

     OFFSHORE PRODUCTION. Offshore oil and gas operations are subject to regulations of the United States Department of the Interior, the Department of Transportation, the United States Environmental Protection Agency ("EPA") and certain state agencies. In particular, the Federal Water Pollution Control Act of 1972, as amended ("FWPCA"), imposes strict controls on the discharge of oil and its derivatives into navigable waters. The FWPCA provides for civil and criminal penalties for any discharges of petroleum in reportable quantities and, along with the Oil Pollution Act of 1990 and similar state laws, imposes substantial liability for the costs of oil removal, remediation and damages.

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

     The Company has been identified as one of over 250 potentially responsible parties ("PRPs") at a superfund site in Los Angeles County, California. The site was operated by a third party as a waste disposal facility from 1948 until 1983. The EPA is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In November 1988 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company was a member of the group Coalition Undertaking Remediation Efforts ("CURE") which was responsible for constructing and operating the leachate treatment plant. This phase is now complete and the Company's share of costs with respect to this phase was $1.6 million ($0.9 million after recoveries from working interest participants in the unit in which the wastes were generated). Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The Company's share of costs of this phase is expected to be $3.0 million (based on an agreement with other working interest participants in the unit to assume $1.3 million of the original settlement amount, the Company's net share of such costs is approximately $1.7 million) and such costs have been provided for in the financial statements. The Company cannot currently estimate the cost of any subsequent phases of work or final remediation which may be required by the EPA. Another consent decree is currently being executed by the PRPs and will be logged with the court for approval. This consent decree allows for the settlement of the pending lawsuits against the municipalities and transporters not named by the EPA. The settlement payment by such municipalities and transporters totals approximately $70.0 million of which approximately $55.0 million will be credited against future expenses. The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed September 7, 1994 by ninety-five homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. At this stage of the lawsuit the Company is not able to estimate costs or potential liability.

     In 1989 Adobe received requests from the EPA for information pursuant to
Section 104(e) of CERCLA with respect to the D. L. Mud and Gulf Coast Vacuum Services superfund sites located in Abbeville, Louisiana. With respect to the Gulf Coast Site the Company has entered into a sharing agreement with other PRPs to participate in the final remediation of the Gulf Coast site and a design plan has been submitted and is awaiting approval by the EPA. The Company's share of the remediation, which has been provided for in the financial statements, is approximately $277,000 and includes its proportionate share of those PRPs who do not have the financial resources to provide their share of the work at the site. A former site owner has already conducted remedial activities at the D. L. Mud Site under a state agency agreement.

     On April 4, 1994 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and seven other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California. The Company owned the property on which the site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property, hazardous wastes were allegedly disposed at the site. The EPA estimates that the total past and future costs for remediation will approximate $9.4 million. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. Six of the other PRPs have also notified the EPA of their intent to comply. The cost of such a remediation design plan is estimated to be $1.0 million. To date there has been no agreement on how to allocate costs among the PRPs. The Company has provided for such costs in the financial statements, assuming that the costs will be equally divided among the PRPs.

     On March 23, 1995 the Company and twelve other companies received notice that they have been identified as PRPs by the California Department of Toxic Substances Control (the "DTSC") as having generated and/or transported hazardous waste to the Environmental Protection Corporation ("EPC") Eastside Landfill during its fourteen-year operation from 1971 to 1985. EPC has since liquidated all assets and placed the proceeds in trust for closure and post-closure activities. However, these monies will not be sufficient to close the site. The PRPs have entered into an enforceable agreement with the DTSC to characterize the contamination at the site and prepare a focused remedial investigation and feasibility study. The DTSC has agreed to implement reasonable measures to bring new PRPs into the agreement. The DTSC will address subsequent phases of the cleanup, including remedial design and implementation in a separate order agreement. The cost of the remedial investigation and feasibility study is estimated to be $1.0 million and the Company has provided $80,000 in the financial statements as its estimated share of such costs. The costs of subsequent phases cannot be estimated until the remedial investigation and feasibility study is completed.

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

  EMPLOYEES

     As of December 31, 1995, the Company had approximately 660 employees, 189 of whom were covered by a collective bargaining agreement which expired on January 31, 1996 and is being renegotiated. The Company believes that its relations with its employees are satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, its subsidiaries and other related companies are named defendants in several lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. For a description of certain proceedings in which the Company is involved, see Items 1 and 2 " Business and Properties -- Other Business Matters -- Environmental Regulation" and Note 11 to the Consolidated Financial Statements. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF SANTA FE

     Listed below are the names, ages (as of January 1, 1996) and positions of all executive officers of Santa Fe (excluding executive officers who are also directors of Santa Fe) and their business experience during the past five years. Unless otherwise stated, all offices were held with Santa Fe Energy Company prior to its merger with Santa Fe. Each executive officer holds office until his successor is elected or appointed or until his earlier death, resignation or removal.

     HUGH L BOYT, 50 Senior Vice President -- Production since March 1, 1990. From 1989 until March 1990, Mr. Boyt served as Corporate Production Manager.

     JERRY L BRIDWELL, 52 Senior Vice President -- Exploration and Land since 1986.

     MICHAEL J. ROSINSKI, 50 Senior Vice President -- Marketing and Environmental since January 1996. From January 1995 until January 1996 Mr. Rosinski served as Senior Vice President -- Administration and from September 1992 until January 1995 he served as Vice President and Chief Financial Officer. Prior to joining Santa Fe, Mr. Rosinski was with Tenneco Inc. and its subsidiaries for 24 years. From 1990 until August 1992 he was Executive Director of Investor Relations.

     R. GRAHAM WHALING, 41 Senior Vice President and Chief Financial Officer since January 1995. Mr. Whaling was with First Boston Corporation from 1989 until he joined Santa Fe. While with First Boston Corporation Mr. Whaling served in various capacities including Vice President, Corporate Finance from 1991 to 1994 and Director, Corporate Finance from 1994 to 1995.

     E. EVERETT DESCHNER, 55 Vice President -- Engineering and Evaluation since April 1990.

     C. ED HALL, 53  Vice President -- Public Affairs since March 1991.

     CHARLES G. HAIN, JR., 49 Vice President -- Human and Data Resources since 1994. Vice President -- Employee Relations from 1988 until 1994.

     DAVID L HICKS, 46  Vice President -- Law and General Counsel since March
1991.

     JOHN R. WOMACK, 57  Vice President -- Business Development since 1987.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Santa Fe's common stock is listed on the New York Stock Exchange and trades under the symbol SFR. The following table sets forth information as to the last sales price per share of Santa Fe's common stock as quoted on the Consolidated Tape System for each calendar quarter in 1995 and 1994.

                                        LOW    HIGH
                                        ---    ----
1995
     1st Quarter.....................   8       9 3/4
     2nd Quarter.....................   9 1/8  10 1/2
     3rd Quarter.....................   9      10 5/8
     4th Quarter.....................   8 1/2   9 7/8
1994
     1st Quarter.....................   8 1/2   9 7/8
     2nd Quarter.....................   7 5/8   9 3/4
     3rd Quarter.....................   8 3/4   9 7/8
     4th Quarter.....................   7 7/8   9 1/4

     The Company has not paid dividends on its common stock since the third quarter of 1993. The determination of the amount of future cash dividends, if any, to be declared and paid is in the sole discretion of Santa Fe's Board of Directors and will depend on dividend requirements with respect to the Company's convertible preferred stock, the Company's financial condition, earnings and funds from operations, the level of its capital and exploration expenditures, dividend restrictions in its financing agreements, its future business prospects and other matters as the Company's Board of Directors deems relevant. For a discussion of certain restrictions on Santa Fe's ability to pay dividends, see
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing Activities."

     At December 31, 1995 the Company had approximately 42,300 shareholders of record.
                                       19
ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                         1995       1994       1993       1992(B)     1991
                                       ---------  ---------  ---------    -------   ---------
                                             (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)
SELECTED FINANCIAL DATA
  INCOME STATEMENT DATA
     Revenues........................      442.0      391.4      436.9      427.5       379.8
                                       ---------  ---------  ---------    -------   ---------
     Costs and Expenses
          Production and operating...      154.9      150.0      163.8      153.4       134.6
          Oil and gas systems and
            pipelines................       --         --          4.2        3.2        --
          Exploration, including dry
            hole costs...............       23.4       20.4       31.0       25.5        18.7
          Depletion, depreciation and
            amortization.............      133.2      121.3      152.7      146.3       106.6
          Impairment of oil and gas
            properties...............       30.2       --         99.3        --         --
          General and
            administrative...........       26.9       27.3       32.3       30.9        27.8
          Taxes (other than
            income)..................       19.2       25.8       27.3       24.3        27.2
          Restructuring charges
            (a)......................       --          7.0       38.6        --         --
          Loss (gain) on disposition
            of oil and gas
            properties...............        0.3       (8.6)       0.7      (13.6)        0.5
                                       ---------  ---------  ---------    -------   ---------
                                           388.1      343.2      549.9      370.0       315.4
                                       ---------  ---------  ---------    -------   ---------
     Income (Loss) from Operations...       53.9       48.2     (113.0)      57.5        64.4
          Other income (expense).....       (1.6)      (4.0)      (4.8)     (10.0)        5.6
          Interest income............       10.7        2.8        9.1        2.3         2.3
          Interest expense...........      (32.5)     (27.5)     (45.8)     (55.6)      (47.3)
          Interest capitalized.......        5.8        3.6        4.3        4.9         7.7
                                       ---------  ---------  ---------    -------   ---------
     Income (Loss) Before Income
       Taxes.........................       36.3       23.1     (150.2)      (0.9)       32.7
          Income taxes benefit
            (expense)................       (9.7)      (6.0)      73.1       (0.5)      (14.2)
                                       ---------  ---------  ---------    -------   ---------
     Net Income (Loss)...............       26.6       17.1      (77.1)      (1.4)       18.5
     Preferred Dividend
       Requirement...................      (14.8)     (11.7)      (7.0)      (4.3)       --
                                       ---------  ---------  ---------    -------   ---------
     Earnings (Loss) Attributable to
       Common Stock..................       11.8        5.4      (84.1)      (5.7)       18.5
                                       =========  =========  =========    =======   =========
     Per share data
          Earnings (loss) to common
            stock
            (in dollars).............       0.13       0.06      (0.94)     (0.07)       0.29
          Weighted average number of
            common shares outstanding
            (in millions)............       90.2       89.9       89.7       79.0        63.8
  STATEMENT OF CASH FLOWS DATA
     Net cash provided by operating
       activities....................      174.5      124.5      160.2      141.5       128.4
     Net cash used in investing
       activities....................      160.8       57.7      121.4       15.9       117.2
  BALANCE SHEET DATA (AT PERIOD END)
     Properties and equipment, net...      889.5      843.0      832.7    1,101.8       797.4
     Total assets....................    1,064.8    1,071.4    1,076.9    1,337.2       911.9
     Long-term debt..................      344.4      350.4      405.4      492.8       440.8
     Convertible preferred stock.....       80.0       80.0       80.0       80.0        --
     Shareholders' equity............      437.7      423.3      323.6      416.6       225.1

SELECTED OPERATING DATA
  DAILY AVERAGE PRODUCTION(C)
     Crude oil and liquids
        (MBbls/day)
           Domestic..................       58.5       57.6       60.2       58.3       54.9
           Argentina.................        2.6        2.4        2.4        2.4        0.6
           Indonesia.................        5.2        5.7        4.1        1.8       --
                                       ---------  ---------  ---------  ---------  ---------
                                            66.3       65.7       66.7       62.5       55.5
                                       =========  =========  =========    =======   =========
     Natural gas (MMcf/day)..........      150.0      136.6      165.4      126.3       95.2
     Total production (MBOE/day).....       91.3       88.5       94.3       83.6       71.4
  AVERAGE SALES PRICES
     Crude oil and liquids ($/Bbl)
           Unhedged
                Domestic.............      13.84      12.11      12.70      14.38      14.07
                Argentina............      14.72      13.23      14.07      15.99      16.24
                Indonesia............      16.10      15.09      15.50      17.51       --
                Total................      14.05      12.41      12.93      14.54      14.09
           Hedged....................      14.15      12.41      12.93      14.96      16.16
     Natural Gas ($/Mcf)
           Unhedged..................       1.44       1.75       2.03       1.71       1.49
           Hedged....................       1.43       1.73       1.89       1.70       1.49
  PROVED RESERVES AT YEAR END(D)
     Crude oil, condensate and
        natural gas
        liquids (MMBbls).............      279.2      258.3      248.2      255.1      229.2
     Natural gas (Bcf)...............      245.1      242.4      263.0      277.5      170.8
     Proved reserves (MMBOE).........      320.1      298.7      292.0      301.5      257.7
     Proved developed reserves
        (MMBOE)......................      253.6      224.5      225.5      248.4      210.3
  PRESENT VALUE OF PROVED RESERVES AT
     YEAR-END
     Before income taxes.............    1,257.2      970.8      567.8      915.2      602.6
     After income taxes..............      930.2      739.9      502.4      733.5      463.6
  PRODUCTION COSTS PER BOE (including
     related production, severance
     and ad valorem taxes)
     (in dollars)....................       5.15       5.30       5.39       5.66       6.06

------------
(a) 1993 amount includes losses on property dispositions of $27.8 million, long-term debt repayment penalties of $8.6 million and accruals of certain personnel benefits and related costs of $2.2 million.

(b) On May 19, 1992 Adobe was merged with and into the Company.

(c) Includes production attributable to properties sold during 1993 of 4.1 MBbls of oil and 21.7 MMcf of natural gas per day (7.7 MBOE per day).

(d) The amounts set forth in this table for 1993 give effect to the sale by the Company of approximately 8.0 MMBOE of proved reserves.

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

     The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for 1995 of $13.84 per barrel, compared to $16.76 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of prices for sweeter light crude oil). In 1995 the Company's average sales price for California heavy crude oil was $13.35 per barrel, approximately 80% of the annual average posted price for WTI.

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. During 1994 and 1995 the actual average sales price (unhedged) received by the Company ranged from a high of $14.97 per barrel in the second quarter of 1995 to a low of $10.00 per barrel for the first quarter of 1994. Based on operating results for the year 1995, the Company estimates that a $1.00 per barrel increase or decrease in its average domestic crude oil sales prices would result in a corresponding $21.0 million change in income from operations and a $15.8 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depreciation and depletion, that would result from a change in oil prices.

     The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price (unhedged) received by the Company in 1995 for its natural gas ranged from a high of $1.66 per Mcf in the fourth quarter to a low of $1.31 per Mcf in the first quarter. Based on operating results for the year 1995, the Company estimates that a $0.10 per Mcf increase or decrease in its average domestic natural gas sales price would result in a corresponding $3.2 million change in income from operations and a $2.4 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depletion and depreciation, that would result from a change in natural gas prices.

     From time to time the Company hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce the Company's exposure to declines in market price, the Company's gain from increases in market price may be limited. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

     At December 31, 1995 the Company had open crude hedges on (i) an average of 15,000 barrels per day for the period January to April 1996 at an average NYMEX WTI price of $18.52 per barrel and (ii) provided that the NYMEX WTI price is greater than $16.80 per barrel, up to an additional 15,000 barrels per day for the period January through March 1996 at an average NYMEX WTI price of $18.65 per barrel. The "approximate break-even price" (the average of the settlement prices which result in no settlement being due to or from the Company) with respect to all such contracts is approximately $18.56 per barrel. The following table reflects estimated amounts due to or from the Company assuming the stated settlement prices are in effect for the entire period the aforementioned hedges are in effect.

                                  SETTLEMENT PRICE       DUE TO (FROM) COMPANY
                                (DOLLARS PER BARREL)     (MILLIONS OF DOLLARS)
                                --------------------     ---------------------
                                        20.00                     (5.4)
                                        19.00                     (1.6)
                                        18.00                      1.8
                                        17.00                      3.6
                                        16.00                      4.6

During 1995 crude oil hedges resulted in a $2.4 million increase in revenues.

     Subsequent to year-end the Company hedged an additional 2,000 barrels per day for the second quarter of 1996 and, provided that the settlement price is above $17.00, up to an additional 8,000 barrels per day for the second quarter of 1996 and 2,000 barrels per day for the third quarter of 1996. The approximate break-even price is $18.54 per barrel for the second quarter hedges and $18.60 per barrel for the third quarter hedges.

     At December 31, 1995 the Company had open natural gas hedges on (i) an average of approximately 55.0 MMcf per day of its Gulf Coast production for the entire year of 1996 at an approximate break-even price of $1.82 per Mcf and (ii) an average of approximately 30.0 MMcf per day of its Permian Basin production for the entire year of 1996 at an approximate break-even price of $1.53 per Mcf. Due to its location, Permian Basin gas sells at a discount to Gulf Coast gas. Natural gas hedges resulted in decreases in revenues of $0.3 million in 1995 and $1.0 million in 1994.

     With respect to the Gulf Coast production hedges, a $0.10 per Mcf decrease or increase in the average settlement price for a month results in a $168,000 increase or decrease in revenues, respectively. With respect to the Permian Basin production hedges, a $0.10 per Mcf decrease or increase in the average settlement price for a month results in a $92,000 increase or decrease in revenues, respectively.

     In addition to its oil and gas sales hedges for the first six months of 1996 the Company has hedged 20.0 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Monthly settlements are based on the difference between the settlement price quoted on the NYMEX and the index price for San Juan Basin natural gas. Gains or losses are recognized in production and operating costs in the period in which the hedged gas is consumed in operations.

     In instances where the difference between the NYMEX price and the San Juan Basin index price is greater than $0.53, the Company pays an amount based on the difference and in instances where the difference is less than $0.53, the Company receives a payment based on the difference. Each $0.10 per Mcf change in the spread between the NYMEX price and the San Juan Basin index price results in a monthly increase or decrease in revenues of $60,000.

                                      23
RESULTS OF OPERATIONS

  REVENUES

     The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1995       1994       1993
                                       ---------  ---------  ---------
CRUDE OIL AND LIQUIDS
  REVENUES ($ MILLIONS)
     Sales
       Domestic
          California Heavy...........      189.5      158.2      151.7
          Other......................      105.8       96.4      127.4
                                       ---------  ---------  ---------
                                           295.3      254.6      279.1
       Argentina.....................       13.8       11.6       12.5
       Indonesia.....................       30.8       31.3       23.1
     Hedging.........................        2.4       --         --
     Net Profits Payments............       (4.4)      (3.8)      (7.4)
                                       ---------  ---------  ---------
                                           337.9      293.7      307.3
                                       =========  =========  =========
   VOLUMES (MBBLS/DAY)
     Domestic
       California Heavy..............       38.9       38.3       37.0
       Other.........................       19.6       19.3       23.2
                                       ---------  ---------  ---------
                                            58.5       57.6       60.2
     Argentina.......................        2.6        2.4        2.4
     Indonesia.......................        5.2        5.7        4.1
                                       ---------  ---------  ---------
                                            66.3       65.7       66.7
                                       =========  =========  =========
  SALES PRICES ($/BBL)
     Domestic
       California Heavy..............      13.35      11.31      11.24
       Other.........................      14.82      13.72      15.03
       Total.........................      13.84      12.11      12.70
     Argentina.......................      14.72      13.23      14.07
     Indonesia.......................      16.10      15.09      15.50
     Total...........................      14.05      12.41      12.93
     Total Hedged....................      14.15      12.41      12.93
NATURAL GAS
  REVENUES ($ MILLIONS)
     Sales
       Domestic......................       73.3       87.2      122.3
       Foreign.......................        5.5        0.1       --
                                       ---------  ---------  ---------
                                            78.8       87.3      122.3
     Hedging.........................       (0.3)      (1.0)      (8.2)
     Net Profits Payments............       (1.4)      (2.9)      (6.3)
                                       ---------  ---------  ---------
                                            77.1       83.4      107.8
                                       =========  =========  =========
  VOLUMES (MMCF/DAY)
     Domestic........................      137.7      136.3      165.1
     Foreign.........................       12.3        0.3        0.3
                                       ---------  ---------  ---------
                                           150.0      136.6      165.4
                                       =========  =========  =========
  SALES PRICES ($/MCF)
     Unhedged
       Domestic......................       1.46       1.75       2.03
       Foreign.......................       1.22       0.99       0.96
       Total.........................       1.44       1.75       2.03
     Hedged..........................       1.43       1.73       1.89

     Total revenues increased 13% from $391.4 million in 1994 to $442.0 million in 1995. Crude oil and liquids revenues increased $44.2 million, primarily reflecting the effect of increased sales prices ($39.3 million) and increased volumes ($4.3 million). Natural gas revenues declined $6.3 million primarily due to the effect of lower sales prices ($14.6 million) which was partially offset by the effect of higher sales volumes ($8.6 million). The increase in natural gas sales volumes is principally due to sales from the Company's Sierra Chata field in Argentina, which commenced production in April 1995. Other revenues for 1995 includes $10.2 million related to the favorable settlement of a disputed natural gas sales contract.

     Total revenues declined 10% from $436.9 million in 1993 to $391.4 million in 1994. Crude oil and liquids revenues declined $13.6 million. The sale of certain domestic properties in the fourth quarter of 1993 and the second quarter of 1994 resulted in a decrease in oil revenues of approximately $20.4 million. The effect of increased volumes of California heavy and Indonesian crude, approximately $14.5 million, and lower net profits payments were partially offset by the effect of lower sales prices. Daily average oil production in 1994 decreased 1,000 barrels per day from 1993. The 3,800 barrel per day decrease in oil production resulting from the sale of properties was partially offset by a 1,300 barrel per day increase in California heavy crude and a 1,600 barrel per day increase in Indonesian production.

     Natural gas revenues declined from $107.8 million in 1993 to $83.4 million in 1994. The sales of properties to Vintage and Bridge resulted in a decrease in natural gas revenues of approximately $13.1 million and lower sales prices resulted in a reduction in revenues of approximately $7.6 million. In addition, revenues for 1993 included a positive adjustment of $3.2 million related to production in prior periods from certain nonoperated properties. Net profits payments in 1994 were $3.3 million lower than in 1993. Natural gas sales volumes decreased from 165.4 MMcf per day in 1993 to 136.6 MMcf per day in 1994 with the property sales accounting for approximately 18.6 MMcf per day of the decrease. The Company's curtailment program (see -- General) resulted in a reduction of approximately 5.1 MMcf per day and the prior period adjustment included in 1993 represented volumes of approximately 4.0 MMcf per day.

     Total revenues increased approximately 2% from $427.5 million in 1992 to $436.9 million in 1993. Crude oil and liquids revenues decreased from $333.6 million in 1992 to $307.3 million in 1993 as the effect of lower sales prices more than offset the effect of increased sales volumes. In addition, revenues for 1992 included gains on hedging transactions of $9.7 million. Crude oil and liquids sales volumes increased from 62.5 MBbls per day in 1992 to 66.7 MBbls per day in 1993, reflecting increased sales of California heavy crude as well as a full year of volumes from the properties acquired in the Adobe Merger (the "Adobe Properties"). Natural gas revenues increased from $74.8 million in 1992 to $107.8 million in 1993. Sales volumes increased from 126.3 MMcf per day in 1992 to 165.4 MMcf per day in 1993, primarily reflecting a full year of volumes from the Adobe Properties. In addition, natural gas revenues for 1993 were reduced by losses on hedging transactions of $8.2 million compared to losses of $0.5 million in 1992.

  COSTS AND EXPENSES

     The following table sets forth, on a per barrel of oil equivalent ("BOE") produced basis, certain of the Company's costs and expenses (in dollars):

                                            1995       1994       1993
                                         ---------  ---------  ---------
Production and operating (a).........       4.65       4.65       4.76
Exploration, including dry hole
  costs..............................       0.70       0.63       0.90
Depletion, depreciation and
  amortization (b)...................       3.96       3.76       4.44
General and administrative...........       0.81       0.85       0.94
Taxes other than income (c)..........       0.58       0.80       0.79
Interest, net (d)(e).................       0.93       1.08       1.30

                                       25
___________
  (a) Excluding related production, severance and ad valorem taxes.

  (b) Excludes effect of unproved property writedown of $0.03 per BOE in 1995.

  (c) Includes production, severance and ad valorem taxes.

  (d) Reflects interest expense less amounts capitalized and interest income.

  (e) Excludes effects of (i) benefit of federal income tax audit refund of $0.25 per BOE in 1995; (ii) benefit of an adjustment to certain financing costs recorded in a prior period of $0.05 per BOE in 1995; (iii) benefit of adjustments to provisions for potential state income tax obligations of $0.15 per BOE in 1995 and $0.36 per BOE in 1994; (iv) benefit of adjustment to provisions made in prior periods with respect to interest on certain federal income tax audit adjustments of $0.07 per BOE in 1994; and
      (v) benefit of Federal income tax audit refund and revised tax sharing agreement with the Company's former parent of $0.36 per BOE in 1993.

     Costs and expenses totalled $388.1 million in 1995 compared to $343.2 million in 1994. Depletion, depreciation and amortization expense ("DD&A") increased $11.9 million primarily reflecting such expense associated with new production from the Company's Sierra Chata field in Argentina and increased expense associated with certain of the Company's Gulf Coast and Permian Basin properties principally due to the recent high level of capital expenditures. In 1995 the Company recognized $30.2 million in impairment of oil and gas properties associated with the adoption of a new accounting standard with respect to the impairment of certain assets. Taxes other than income are $6.6 million lower in 1995, primarily reflecting lower ad valorem taxes and a $0.7 million benefit reflecting adjustments to amounts accrued in prior periods due to the favorable settlement of a dispute with respect to certain sales and use taxes.

     Costs and expenses for 1994 totalled $343.2 million compared to $549.9 million for 1993. Costs and expenses for 1993 included impairments of oil and gas properties of $99.3 million and restructuring charges of $38.6 million. Costs and expenses for 1994 included restructuring charges of $7.0 million (see -- Liquidity and Capital Resources). Property sales in the fourth quarter of 1993 and the second quarter of 1994 resulted in reductions in production and operating costs and DD&A of $12.4 million and $11.5 million, respectively. The remainder of the decrease in DD&A is primarily attributable to the effect of the property impairments taken in the fourth quarter of 1993. Exploration expenses were down $10.6 million primarily reflecting lower geological and geophysical costs with respect to foreign operations and lower overhead. General and administrative expenses were $5.0 million lower, primarily reflecting the effect of the corporate restructuring program.

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

     Interest income for 1995 includes $7.4 million related to a $12.0 million refund with respect to the audit of the Company's federal income tax returns for 1981 through 1985 and $0.8 million related to a $1.3 million refund with respect to the audit of Adobe's federal income tax returns for 1984 and 1985. Interest income for 1993 includes $6.8 million related to a $10.0 million refund received as a result of the completion of the audit of the Company's federal income tax returns for 1971 through 1980.

     Interest expense for 1995 includes a $5.0 million benefit reflecting adjustments to provisions made in prior periods for potential state income tax obligations. Interest expense for 1994 includes a benefit of $2.4 million reflecting adjustments to provisions made in prior periods with respect to interest on certain potential federal income tax audit adjustments and a benefit of $11.5 million reflecting adjustments to provisions made in prior periods for potential state income tax obligations.

Interest expense for 1993 includes a benefit of $5.7 million related to a revision to a tax sharing agreement with the Company's former parent.

     Other income (expense) for 1995 includes a $2.5 million gain on the sale of Cherokee Resources Incorporated, a privately-held oil and gas company, and a $1.8 million loss on the sale of the Company's investment in Hadson. Other income (expense) for 1994 includes (i) a $2.4 million gain on the sale of the Company's interest in a company which was acquired in the Adobe merger in 1992;
(ii) a net $1.6 million charge with respect to the Company's investment in Hadson; and (iii) a $5.0 million charge with respect to certain litigation. Other income (expense) for 1993 includes a $4.0 million charge related to the accrual of a contingent loss with respect to a former affiliate of Adobe.

     Income taxes for 1995 include a $5.0 million benefit related to the previously discussed federal tax audit refunds and a $1.3 million benefit related to adjustments to provisions in prior periods for potential state income tax obligations. Income taxes for 1994 include a $3.0 million credit reflecting the benefit of adjustments to provisions made in prior periods with respect to certain potential federal income tax audit adjustments and a $2.6 million credit reflecting the benefit of adjustments to provisions made in prior periods for potential state income tax obligations. Income taxes for 1993 includes (i) a $2.6 million charge to reflect the increase in the Company's deferred income tax liability as a result of the increase in the federal income tax rate; (ii) a $3.2 million benefit related to the previously discussed federal tax audit refund; (iii) a $1.8 million benefit related to the previously discussed revision to a tax sharing agreement with the Company's former parent; and (iv) a $1.0 million benefit relating to prior periods resulting from the restructuring of certain of the Company's foreign operations which were conducted through foreign incorporated subsidiaries.

     The increase in the Company's preferred dividend requirement reflects the issuance of 10.7 million shares of $0.732 Series A Convertible Preferred Stock in the second quarter of 1994.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25"). Companies electing to continue accounting in accordance with Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method defined in FAS 123 had been applied. The Company will continue to account for stock-based compensation in accordance with Opinion 25 and will make pro forma disclosures in accordance with the provisions of FAS 123 beginning in its 1996 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 26% over the five years ended December 31, 1995; however, no assurances can be given that such increase will occur in the future. Historically, the Company has generally funded development and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities and net proceeds from sales of properties (including $55.2 million from the sale of Hadson) totalled $236.9 million in 1995; net cash used for capital expenditures and producing property acquisitions in such period totalled $223.2 million.

     The increase in accounts receivable from $76.2 million at December 31, 1994 to $89.0 million at December 31, 1995 primarily reflects a $12.0 million receivable at December 31, 1995 related to a refund with respect to the audit of the Company's federal income tax returns for 1981 through 1985. The decrease in amounts payable from $84.1 million at December 31, 1994 to $73.1 million at December 31, 1995 primarily reflects lower amounts payable with respect to capital projects in progress.

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

     The Company's 1995 capital program totalled approximately $204.6 million, a level which allowed the Company to more than replace its 1995 production. The Company expects to expend approximately $200.5 million on its 1996 program. However, the actual amount expended by the Company in 1996 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds.

     Effective April 1, 1995 the Company entered into the Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement"), an unsecured revolving credit agreement which matures December 31, 1998. The maximum borrowing limits under the Credit Agreement are initially $125.0 million, $105.0 million beginning February 28, 1996, $65.0 million beginning February 28, 1997 and $30.0 million beginning February 28, 1998. Interest rates under the Credit Agreement are tied to LIBOR or the bank's prime rate with the actual interest rate based upon certain ratios and the value and projected timing of production of the Company's oil and gas reserves. At December 31, 1995, $6.4 million in letters of credit were outstanding under the terms of the Credit Agreement.

     The Company has three short-term uncommitted lines of credit totalling $50.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At December 31, 1995 no amounts were outstanding under these lines of credit.

     Certain of the Company's credit agreements and the indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at December 31, 1995 the Company could incur up to $191.0 million of additional indebtedness and pay dividends of up to $114.2 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $52.0 million.

ENVIRONMENTAL MATTERS

     Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Items 1 and 2. "Business and Properties -- Other Business Matters -- Environmental Regulation" and Note 11 to the Consolidated Financial Statements.

                                       28
DIVIDENDS

     Dividends on the Company's 7% Convertible Preferred Stock and Series A Preferred Stock are cumulative at an annual rate of $1.40 per share and $0.732 per share, respectively. No dividends may be declared or paid with respect to the Company's common stock if any dividends with respect to the 7% Convertible Preferred Stock or Series A Preferred Stock are in arrears. None of the dividends with respect to the Company's 7% Convertible Preferred Stock and Series A Preferred Stock are in arrears. The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is in the sole discretion of the Company's Board of Directors and will depend on dividend requirements with respect to the preferred stock, the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           PAGE
                                           ----
Audited Financial Statements
           Report of Independent
            Accountants.................    31
           Consolidated Statement of
            Operations for the years
            ended December 31, 1995,
            1994 and 1993...............    32
           Consolidated Balance Sheet
            -- December 31, 1995 and
            1994........................    33
           Consolidated Statement of
            Cash Flows for the years
            ended December 31, 1995,
            1994 and 1993...............    34
           Consolidated Statement of
            Shareholders' Equity for
            the years ended December
            31, 1995, 1994 and 1993.....    35
           Notes to Consolidated
            Financial Statements........    36

Unaudited Financial Information
           Supplemental Information
            to Consolidated Financial
            Statements..................    58

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.
                                       29

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Company's Notice of Annual Meeting and Proxy Statement dated March 21, 1996, which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

                                                               PAGE
                                                               ----
           1.  Financial Statements:
                Report of Independent Accountants.............. 31
                Consolidated Statement of Operations
                  for the years ended December 31,
                  1995, 1994 and 1993.......................... 32
                Consolidated Balance Sheet-- December 31,
                  1995 and 1994................................ 33
                Consolidated Statement of Cash Flows
                  for the years ended December 31,
                  1995, 1994 and 1993.......................... 34
                Consolidated Statement of Shareholders'
                  Equity for the years ended December 31,
                  1995, 1994 and 1993.......................... 35
                Notes to Consolidated Financial Statements..... 36

           2.  Financial Statement Schedules:
                Schedule VIII -- Valuation and Qualifying
                  Accounts..................................... 68
                All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to financial statements.

           3.  Exhibits:

                See Index to Exhibits on page 69 for a description of the exhibits filed as a part of this report.

     (b)  Reports on Form 8-K
                February 6, 1996
                                       30

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Santa Fe Energy Resources, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 30 present fairly, in all material respects, the financial position of Santa Fe Energy Resources, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.

PRICE WATERHOUSE LLP

Houston, Texas
February 23, 1996
                                       31

                       SANTA FE ENERGY RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                          1995       1994       1993
                                       ---------  ---------  ---------
Revenues
     Crude oil and liquids...........  $   337.9  $   293.7  $   307.3
     Natural gas.....................       77.1       83.4      107.8
     Natural gas systems.............        --         --         8.2
     Crude oil marketing and
       trading.......................       14.4       11.3        9.9
     Other...........................       12.6        3.0        3.7
                                       ---------  ---------  ---------
                                           442.0      391.4      436.9
                                       ---------  ---------  ---------
Costs and Expenses
     Production and operating........      154.9      150.0      163.8
     Oil and gas systems and
       pipelines.....................        --         --         4.2
     Exploration, including dry hole
       costs.........................       23.4       20.4       31.0
     Depletion, depreciation and
       amortization..................      133.2      121.3      152.7
     Impairment of oil and gas
       properties....................       30.2        --        99.3
     General and administrative......       26.9       27.3       32.3
     Taxes (other than income).......       19.2       25.8       27.3
     Restructuring charges...........        --         7.0       38.6
     Loss (gain) on disposition of
       assets........................        0.3       (8.6)       0.7
                                       ---------  ---------  ---------
                                           388.1      343.2      549.9
                                       ---------  ---------  ---------
Income (Loss) from Operations........       53.9       48.2     (113.0)
     Interest income.................       10.7        2.8        9.1
     Interest expense................      (32.5)     (27.5)     (45.8)
     Interest capitalized............        5.8        3.6        4.3
     Other income (expense)..........       (1.6)      (4.0)      (4.8)
                                       ---------  ---------  ---------
Income (Loss) Before Income Taxes....       36.3       23.1     (150.2)
     Income taxes....................       (9.7)      (6.0)      73.1
                                       ---------  ---------  ---------
Net Income (Loss)....................       26.6       17.1      (77.1)
Preferred dividend requirement.......      (14.8)     (11.7)      (7.0)
                                       ---------  ---------  ---------
Earnings (Loss) Attributable to
  Common Shares......................  $    11.8  $     5.4  $   (84.1)
                                       =========  =========  =========
Earnings (Loss) Attributable to
  Common Shares Per Share............  $    0.13  $    0.06  $   (0.94)
                                       =========  =========  =========
Weighted Average Number of Common
  Shares Outstanding
  (in millions)......................       90.2       89.9       89.7
                                       =========  =========  =========
  The accompanying notes are an integral part of these financial statements.

                       SANTA FE ENERGY RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                           (IN MILLIONS OF DOLLARS)

                                             DECEMBER 31,
                                       ------------------------
                                           1995         1994
                                       -----------  -----------
               ASSETS
Current Assets
     Cash and cash equivalents.......  $      42.6  $      53.7
     Accounts receivable.............         89.0         76.2
     Inventories.....................         10.5          9.2
     Other current assets............         17.2         18.1
                                       -----------  -----------
                                             159.3        157.2
                                       -----------  -----------
Investment in Hadson Corporation.....        --            57.0
                                       -----------  -----------
Properties and Equipment, at cost
     Oil and gas (on the basis of
       successful efforts
       accounting)...................      2,336.3      2,145.9
     Other...........................         35.6         32.7
                                       -----------  -----------
                                           2,371.9      2,178.6
     Accumulated depletion,
       depreciation, amortization and
       impairment....................     (1,482.4)    (1,335.6)
                                       -----------  -----------
                                             889.5        843.0
                                       -----------  -----------
Other Assets
     Receivable under gas balancing
       arrangements..................          5.8          4.6
     Other...........................         10.2          9.6
                                       -----------  -----------
                                              16.0         14.2
                                       -----------  -----------
                                       $   1,064.8  $   1,071.4
                                       ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable................  $      73.1  $      84.1
     Interest payable................          7.9          8.5
     Current portion of long-term
       debt..........................         --            3.9
     Other current liabilities.......         28.6         29.5
                                       -----------  -----------
                                             109.6        126.0
                                       -----------  -----------
Long-Term Debt.......................        344.4        350.4
                                       -----------  -----------
Deferred Revenues....................          4.9          7.4
                                       -----------  -----------
Other Long-Term Obligations..........         24.2         28.0
                                       -----------  -----------
Deferred Income Taxes................         64.0         56.3
                                       -----------  -----------
Commitments and Contingencies (Note
  11)................................         --           --
                                       -----------  -----------
Convertible Preferred Stock, $0.01
  par value, 5.0 million shares
  authorized, issued and
  outstanding........................         80.0         80.0
                                       -----------  -----------
Shareholders' Equity
     Preferred stock, $0.01 par
       value, 34.3 million shares
       authorized, none issued.......         --           --
     $.732 Series A preferred stock,
       $0.01 par value, 10.7 million
       shares authorized, issued and
       outstanding...................         91.4         91.4
     Common stock, $0.01 par value,
       200.0 million shares
       authorized....................          0.9          0.9
     Paid-in capital.................        501.4        498.9
     Accumulated deficit.............       (155.7)      (167.5)
     Foreign currency translation
       adjustment....................         (0.3)        (0.4)
                                       -----------  -----------
                                             437.7        423.3
                                       -----------  -----------
                                       $   1,064.8  $   1,071.4
                                       ===========  ===========
   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                          1995       1994       1993
                                       ---------  ---------  ---------
Operating Activities:
     Net income (loss)...............  $    26.6  $    17.1  $   (77.1)
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities:
          Depletion, depreciation and
            amortization.............      133.2      121.3      152.7
          Impairment of oil and gas
            properties...............       30.2         --       99.3
          Restructuring charges......         --        1.0       27.8
          Deferred income taxes......        7.7       11.3      (71.9)
          Loss (gain) on disposition
            of assets................        0.3       (8.6)       0.7
          Exploratory dry hole
            costs....................        5.5        6.5        8.9
          Equity in losses and
            adjustment to valuation
            of investment in Hadson
            Corporation..............         --        6.1         --
          Hadson Corporation
            preferred dividends
            received in-kind.........         --       (4.5)        --
          Other......................        2.4        3.0        4.2
     Changes in operating assets and liabilities:
          Decrease (increase) in
            accounts receivable......      (12.8)       1.3       12.4
          Decrease (increase) in
            inventories..............       (1.3)      (0.5)      (3.8)
          Increase (decrease) in
            accounts payable.........       (4.5)      (8.6)      (2.6)
          Increase (decrease) in
            interest payable.........       (0.6)      (1.7)      (0.8)
          Increase (decrease) in
            income taxes payable.....        1.5        0.2       (0.6)
          Net change in other assets
            and liabilities..........      (13.7)     (19.4)      11.0
                                       ---------  ---------  ---------
Net Cash Provided by Operating
  Activities.........................      174.5      124.5      160.2
                                       ---------  ---------  ---------
Investing Activities:
     Capital expenditures, including
       exploratory dry hole costs....     (189.4)    (136.6)    (127.0)
     Acquisitions of producing
       properties, net of related
       debt..........................      (33.8)      (2.2)      (4.4)
     Acquisition of Santa Fe Energy
       Partners, L.P.................         --         --      (28.3)
     Proceeds from sale of investment
       in Hadson Corporation.........       55.2         --         --
     Net proceeds from sales of
       properties....................        7.2       81.1       39.9
     Increase in partnership interest
       due to reinvestment...........         --         --       (1.6)
                                       ---------  ---------  ---------
Net Cash Used in Investing
  Activities.........................     (160.8)     (57.7)    (121.4)
                                       ---------  ---------  ---------
Financing Activities:
     Net proceeds from issuance of
       11% senior subordinated
       debentures due 2004...........         --       96.1         --
     Net proceeds from issuance of
       $.732 Series A convertible
       preferred stock...............         --       91.4         --
     Principal payments on long-term
       borrowings....................      (10.0)    (144.7)     (41.5)
     Net change in revolving credit
       agreement.....................         --      (50.0)     (55.0)
     Cash dividends paid.............      (14.8)     (10.7)     (21.3)
                                       ---------  ---------  ---------
Net Cash Used in Financing
  Activities.........................      (24.8)     (17.9)    (117.8)
                                       ---------  ---------  ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents...................      (11.1)      48.9      (79.0)
Cash and Cash Equivalents at
  Beginning of Year..................       53.7        4.8       83.8
                                       ---------  ---------  ---------
Cash and Cash Equivalents at End of
  Year...............................  $    42.6  $    53.7  $     4.8
                                       =========  =========  =========
   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (SHARES AND DOLLARS IN MILLIONS)

                                            $.732
                                          SERIES A
                                         CONVERTIBLE                                 UNAMORTIZED                  FOREIGN
                                       PREFERRED STOCK    COMMON STOCK               RESTRICTED                   CURRENCY
                                       ---------------   ---------------   PAID-IN      STOCK      ACCUMULATED   TRANSLATION
                                       SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL     AWARDS        DEFICIT     ADJUSTMENT
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1992.........   --      $--       89.5     $0.9    $ 494.3      $(0.4)       $ (78.0)      $ (0.2)
  Issuance of common stock
     Employee stock compensation and
      savings plans..................   --       --        0.3     --          2.6       (0.1)        --            --
  Amortization of restricted
    stock awards.....................   --       --       --       --        --           0.4         --            --
  Pension liability adjustment.......   --       --       --       --        --         --              (0.9)       --
  Foreign currency transaction
    adjustments......................   --       --       --       --        --         --            --             (0.1)
  Net loss...........................   --       --       --       --        --         --             (77.1)       --
  Dividends declared.................   --       --       --       --        --         --             (17.8)       --
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1993.........   --       --       89.8      0.9      496.9       (0.1)        (173.8)        (0.3)
  Issuance of common stock
     Employee stock compensation and
      savings plans..................   --       --        0.2     --          2.0      --            --            --
  Issuance of preferred stock........   10.7     91.4     --       --        --         --            --            --
  Amortization of restricted stock
    awards...........................   --       --       --       --        --           0.1         --            --
  Pension liability adjustment.......   --       --       --       --        --         --               0.9        --
  Foreign currency transaction
    adjustments......................   --       --       --       --        --         --            --             (0.1)
  Net income.........................   --       --       --       --        --         --              17.1        --
  Dividends declared.................   --       --       --       --        --         --             (11.7)       --
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1994.........   10.7     91.4     90.0      0.9      498.9      --            (167.5)        (0.4)
  Issuance of common stock
     Employee stock compensation and
      savings plans..................   --       --        0.3     --          2.5      --            --            --
  Foreign currency translation
    adjustments......................   --       --       --       --        --         --            --              0.1
  Net income.........................   --       --       --       --        --         --              26.6        --
  Dividends declared.................   --       --       --       --        --         --             (14.8)       --
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1995.........   10.7    $91.4     90.3     $0.9    $ 501.4      $--          $(155.7)      $ (0.3)
                                       ======   ======   ======   ======   ========  ===========   ===========   ==========
                                           TOTAL
                                       SHAREHOLDERS'
                                           EQUITY
                                       --------------
Balance at December 31, 1992.........      $416.6
  Issuance of common stock
     Employee stock compensation and
      savings plans..................         2.5
  Amortization of restricted
    stock awards.....................         0.4
  Pension liability adjustment.......        (0.9)
  Foreign currency transaction
    adjustments......................        (0.1)
  Net loss...........................       (77.1)
  Dividends declared.................       (17.8)
                                       --------------
Balance at December 31, 1993.........       323.6
  Issuance of common stock
     Employee stock compensation and
      savings plans..................         2.0
  Issuance of preferred stock........        91.4
  Amortization of restricted stock
    awards...........................         0.1
  Pension liability adjustment.......         0.9
  Foreign currency transaction
    adjustments......................        (0.1)
  Net income.........................        17.1
  Dividends declared.................       (11.7)
                                       --------------
Balance at December 31, 1994.........       423.3
  Issuance of common stock
     Employee stock compensation and
      savings plans..................         2.5
  Foreign currency translation
    adjustments......................         0.1
  Net income.........................        26.6
  Dividends declared.................       (14.8)
                                       --------------
Balance at December 31, 1995.........      $437.7
                                       ==============

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

     On September 27, 1993 the Company exercised its right under the Agreement of Limited Partnership to purchase all of the Partnership's outstanding Depositary Units and undeposited LP Units, other than those units held by the Company and its affiliates, at a redemption price of $4.9225 per unit. Consideration for the 5,749,500 outstanding units totalled $28.3 million. The acquisition of the units was accounted for as a purchase and the results of operations of the Partnership attributable to the units acquired are included in the Company's results of operations with effect from October 1, 1993. The purchase price was allocated primarily to oil and gas properties.

     References herein to the "Company" or "Santa Fe" relate to Santa Fe Energy Resources, Inc., individually or together with its consolidated subsidiaries; references to the "Partnership" relate to Santa Fe Energy Partners, L.P.

     All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.

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

     Depletion and depreciation of proved properties are computed on an individual field basis using the unit-of-production method based upon proved oil and gas reserves attributable to the field. Certain other oil and gas properties are depreciated or amortized on a straight-line basis.

     In the fourth quarter of 1995 the Company changed its impairment policy to conform to the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). In accordance with the provisions of FAS 121 individual proved properties are reviewed periodically to determine if the carrying value of the property exceeds the expected undiscounted future net revenues from the operation of the property. Based on this review and the continuing evaluation of development plans, economics and other factors, as appropriate, the Company records impairment (additional depletion and depreciation) to the extent that the carrying value of the property exceeds the present value of such expected future net revenues. The Company recorded impairments of $30.2 million in 1995 and $99.3 million in 1993. With respect to the impairments recorded in 1995, approximately $22.1 million was due to the adoption of FAS 121.

     The Company provides for future abandonment and site restoration costs with respect to certain of its oil and gas properties. The Company estimates that with respect to these properties such future costs total approximately $34.2 million and such amount is being accrued over the expected life of the properties. At December 31, 1995 and 1994 Accumulated Depletion, Depreciation, Amortization and Impairment includes $15.5 million and $15.0 million, respectively, with respect to such costs.

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

  REVENUE RECOGNITION

     Revenues from the sale of crude oil and liquids produced are generally recognized upon the passage of title, net of royalties and net profits interests.

     Revenues from natural gas production are generally recorded using the entitlement method, net of royalties and net profits interests. Sales proceeds in excess of the Company's entitlement are included in Deferred Revenues and the Company's share of sales taken by others is included in Other Assets. At December 31, 1995 the Company's deferred revenues for sales proceeds received in excess of the Company's entitlement was $4.7 million with respect to 3.4 MMcf and the asset related to the Company's share of sales taken by others was $5.8 million with respect to 4.1 MMcf.

     The Company hedges a portion of its oil and gas sales. See Note 11 -- Commitments and Contingencies -- Oil and Gas Hedging.

     Revenues from crude oil marketing and trading represent the gross margin resulting from such activities. Revenues from such activities are net of costs of sales of $225.9 million in 1993, $204.7 million in 1994 and $251.1 million in 1995.

     Revenues from natural gas systems are net of the cost of natural gas purchased and resold. Such costs totalled $49.9 million in 1993.

  EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common shares outstanding during the year.

  ACCOUNTS RECEIVABLE

     Accounts Receivable relates primarily to sales of oil and gas and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1995 and 1994 the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totalled $2.0 million and $3.1 million, respectively. Accounts receivable totalling $1.1 million, $3.8 million and $0.1 million were written off as uncollectible in 1995, 1994 and 1993, respectively.

  INVENTORIES

     Inventories are valued at the lower of cost (average price or first-in, first-out) or market. Crude oil inventories at December 31, 1995 and 1994 were $2.7 million and $1.6 million, respectively, and materials and supplies inventories at such dates were $7.8 million and $7.6 million, respectively.

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

  USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the periods in which certain items of revenue and expense are included. Actual results may differ from such estimates.

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

     The Company's non-core asset disposition program included the sale of its natural gas gathering and processing assets to Hadson Corporation ("Hadson") (see Note 3), the sale to Vintage Petroleum, Inc. ("Vintage") of certain southern California and Gulf Coast oil and gas producing properties and the sale to Bridge Oil (U.S.A.) Inc. ("Bridge") of certain mid-Continent and Rocky Mountain oil and gas producing properties and undeveloped acreage. Based on the evaluation of its capital and cost structures, the Company (i) implemented a cost reduction program which included the reduction of its salaried work force by approximately 20%, an improvement in the efficiency of its information systems and reductions in other general and administrative and production and operating costs and (ii) issued $100 million of 11% Senior Subordinated Debentures and 10,700,000 shares of $.732 Series A Convertible Preferred Stock (the "Series A Preferred") and used a portion of the proceeds to retire certain of its long-term debt (see Note 6).

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

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     DEBT EXTINGUISHMENT. In April 1995 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 94, "Recognition of a Gain or Loss on Early Extinguishment of Debt" ("SAB 94") which changes in some respects the accounting which has evolved in practice for gains or losses on anticipated debt extinguishments. Among other things, SAB 94 precludes the recognition of a gain or loss from debt extinguishment in a period other than the period in which the debt is considered extinguished, including circumstances in which a company announces prior to a period end the intention to retire debt in a subsequent period. Had SAB 94 been in effect in 1993, the $8.6 million in long-term debt repayment penalties and interest which was included in the Company's 1993 results of operations would have been included in the Company's 1994 results of operations. The following table reflects, on a proforma basis, the Company's results of operations assuming SAB 94 was in effect in 1993 (in millions of dollars, except per share data):

                             YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                                  1994                         1993
                                        -------------------------    -------------------------
                                        HISTORICAL     PROFORMA      HISTORICAL     PROFORMA
                                        ----------    -----------    ----------    -----------
                                                      (UNAUDITED)                  (UNAUDITED)
Income (Loss) from Operations........      48.2           48.2         (113.0)        (104.4)
Income (Loss) Before Extraordinary
  Item...............................      17.1           15.1          (77.1)         (71.8)
Extraordinary Item -- Loss on
  Extinguishment of Debt.............       --            (3.3)           --            --
Net Income (Loss)....................      17.1           11.8          (77.1)         (71.8)
Earnings (Loss) Attributable to
  Common Shares......................       5.4            0.1          (84.1)         (78.8)
Earnings (Loss) Per Share
     Extraordinary Item..............       --           (0.04)           --            --
     Attributable to Common Shares...      0.06            --           (0.94)         (0.88)

(3)  INVESTMENT IN HADSON

     In December 1993 the Company completed a transaction with Hadson under the terms of which the Company sold the common stock of Adobe Gas Pipeline Company ("AGPC"), a wholly-owned subsidiary which held the Company's natural gas gathering and processing assets, to Hadson in exchange for Hadson 11.25% preferred stock with a face value of $52.0 million and 40% of Hadson's common stock. The Company accounted for the sale as a non-monetary transaction and the investment in Hadson was valued at $56.2 million, the carrying value of the Company's investment in AGPC. The Company's investment in Hadson is accounted for on the equity basis. The Company's income from operations for 1993 includes $1.6 million attributable to the assets sold to Hadson.

     Also in December 1993 the Company signed a seven-year gas sales contract with Hadson under the terms of which Hadson markets a substantial portion of the Company's domestic natural gas production at market prices as defined by published monthly indices for relevant production locations.

     In November 1994 the Company and Hadson settled a lawsuit related to certain of the assets sold to Hadson by the Company in December 1993. The settlement totalled $5.7 million and the Company's share, approximately $3.3 million, is included in Other Income (Expense) in the income statement. The Company paid the full amount of the settlement and Hadson gave the Company a $2.4 million ten-year
                                      39

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) note for its share. The note bore interest at 9%, payable annually, with the principal amount due at maturity. The note was retired as part of the sales transaction discussed below.

     In 1995 the Company sold its holdings in Hadson for $55.2 million. Other Income (Expense) for 1995 includes a $1.8 million charge with respect to the Company's loss on the sale.

     The following table summarizes the Company's investment in Hadson and the changes in such investment during 1994 and 1995 (in millions of dollars):

Investment at December 31, 1993......    56.2
Preferred dividends, paid in-kind....     4.5
Equity in losses and valuation
  adjustments........................    (6.1)
Note receivable......................     2.4
                                        -----
Investment at December 31, 1994......    57.0
Proceeds from sale...................   (55.2)
                                        -----
Loss on sale.........................     1.8
                                        =====
(4)  SANTA FE ENERGY TRUST

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

     In the first quarter of 1994, the Company sold 575,000 Trust Units which it held for $11.3 million. The gain on the sale of $0.8 million is included in Other Income (Expense).

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments to the extent that it needs such payments to distribute $0.40 per Depository Unit per quarter. The source of such additional royalty payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such additional payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) will be limited to $20.0 million on a revolving basis. The Company has been required to make additional royalty payments totalling $0.4 million in 1993, $1.1 million in 1994 and $0.5 million in 1995.

     At December 31, 1995 and 1994, Accounts Payable included $2.6 million and $2.7 million, respectively, due to the Trust.

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5)  CASH FLOWS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company made interest payments of $48.0 million, $47.9 million and $37.6 million in 1993, 1994 and 1995, respectively. In 1993, 1994 and 1995, the
Company made tax payments of $5.0 million, $1.8 million and $1.6 million, respectively, and in 1993 and 1995 received tax refunds of $4.1 million and $1.3 million, respectively, primarily related to the audit of prior years' returns.

(6)  FINANCING AND DEBT

     Long-term debt at December 31, 1995 and 1994 consisted of (in millions of dollars):

                                                     DECEMBER 31,
                                    --------------------------------------------
                                            1995                    1994
                                    --------------------    --------------------
                                    CURRENT    LONG-TERM    CURRENT    LONG-TERM
                                    -------    ---------    -------    ---------
Senior Notes........................  --         245.0        --         245.0
11% Senior Subordinated Debentures..  --          99.4        --          99.3
Notes Payable to Bank...............  --          --           3.9         6.1
                                    -------    ---------    -------    ---------
                                      --         344.4         3.9       350.4
                                    =======    =========    =======    =========
     Aggregate total maturities of long-term debt during the next five years are as follows: 1996 -- none; 1997 -- $35.0 million; 1998 -- $35.0 million; 1999 --
$25.0 million; and 2000 -- $25.0 million.

     Effective April 1, 1995 the Company entered into the Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement"), an unsecured revolving credit agreement which matures December 31, 1998. The maximum borrowing limits under the Credit Agreement are initially $125.0 million, $105.0 million beginning February 28, 1996, $65.0 million beginning February 28, 1997 and $30.0 million beginning February 28, 1998. Interest rates under the Credit Agreement are tied to LIBOR or the bank's prime rate with the actual interest rate based upon certain ratios and the value and projected timing of production of the Company's oil and gas reserves. These and other similar ratios will also affect the Company's ability to borrow under the Credit Agreement and the timing and amount of any required repayments and corresponding commitment reductions. At December 31, 1995, $6.4 million in letters of credit were outstanding under the terms of the Credit Agreement.

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

     The Company used the proceeds from the issuance of the Debentures, together with a portion of the proceeds from the issuance of the Series A Preferred (see
Note 9), to retire certain of its then outstanding long-term debt. The Company retired $65.0 million of Senior Notes, the $12.3 million outstanding balance of a term loan agreement which the Company had executed in 1991 in connection with the purchase of certain producing properties, the $30.0 million outstanding balance of the Partnership's credit agreement and the $25.0 million outstanding balance of the Bank Facility.

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On April 11, 1990 the Company issued $365.0 million of serial unsecured Senior Notes with interest rates averaging 10.35%. At December 31, 1995, $245.0 million in Senior Notes were outstanding and are to be repaid, $35.0 million in 1997 and 1998 and $25.0 million per year in 1999 through 2005.

     In the first quarter of 1995 the Company retired the $10.0 million balance of a loan from an Argentine bank. The loan, which related to the Company's purchase of an interest in a producing oil field in Argentina in 1991, bore interest at 13% at the time it was retired.

     The Company has three short-term uncommitted lines of credit totalling $50.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At December 31, 1995 no amounts were outstanding under these lines of credit.

     Certain of the Company's credit agreements and the indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at December 31, 1995 the Company could incur up to $191.0 million of additional indebtedness and pay dividends of up to $114.2 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $52.0 million.

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  SEGMENT INFORMATION

     The principal business of the Company consists of the acquisition, exploration and development of oil and gas properties and the production and sale of crude oil and liquids and natural gas. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in millions of dollars):

                                                      OIL AND GAS
                                       ------------------------------------------
                                                                           OTHER     GENERAL
                                         U.S.     ARGENTINA   INDONESIA   FOREIGN   CORPORATE     TOTAL
                                       ---------  ---------   ---------   -------   ---------   ---------
1995
  Revenues...........................      391.2     19.2        31.6       --        --            442.0
  Income (Loss) from Operations......       87.9      3.6         0.8       (6.5)     (31.9)         53.9
  Depletion, Depreciation,
     Amortization and Impairment.....      143.3      7.0        10.0        0.5        2.6         163.4
  Additions to Property and
     Equipment.......................      175.4     14.4        16.7        3.8        6.5         216.8
  Identifiable Assets at December
     31..............................      806.7     73.0        84.8        9.5       90.8       1,064.8
1994
  Revenues...........................      346.7     12.9        31.8       --        --            391.4
  Income (Loss) from Operations......       88.9      3.1         6.1      (10.3)     (39.6)         48.2
  Depletion, Depreciation,
     Amortization and Impairment.....       99.9      3.8         9.7        6.3        1.6         121.3
  Additions to Property and
     Equipment.......................       98.2     13.6        16.3        4.4        5.4         137.9
  Identifiable Assets at December
     31..............................      817.6     57.8       103.1        6.5       86.4       1,071.4
1993
  Revenues...........................      401.2     12.5        23.2         --         --         436.9
  Income (Loss) from Operations......      (33.6)     3.0       (13.4)     (18.4)     (50.6)       (113.0)
  Depletion, Depreciation,
     Amortization and Impairment.....      218.8      3.6        21.2        6.7        1.7         252.0
  Additions to Property and
     Equipment.......................      116.1      7.3        16.8        6.1        4.4         150.7
  Identifiable Assets at December
     31..............................      862.0     48.2        65.3        2.8       98.6       1,076.9

     Crude oil and liquids and natural gas accounted for more than 93% of revenues in 1993, 1994 and 1995. The following table (which with respect to certain properties includes royalty and working interest owners' share of production) reflects sales to crude oil purchasers who accounted for more than 10% of the Company's crude oil and liquids revenues (in millions of dollars):

                                          YEAR ENDED DECEMBER 31,
                                          ------------------------
                                          1995     1994       1993
                                          -----    -----      ----
Celeron Corporation..................      62.1     58.7      56.8
Shell Oil Company....................     100.4     94.5      86.3

     None of the Company's purchasers of natural gas accounted for more than 10% of natural gas revenues in 1993. In 1995 and 1994 the only purchaser of the Company's natural gas to account for more than 10% of natural gas revenues was Hadson (see Note 3 with respect to the Company's gas sales contract with Hadson).

(8)  CONVERTIBLE PREFERRED STOCK

     The convertible preferred stock issued in connection with the Company's merger with Adobe Resources Corporation ("Adobe") in 1992 is non-voting and entitled to receive cumulative cash

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) dividends at an annual rate equivalent to $1.40 per share. The holders of the convertible preferred shares may, at their option, convert any or all such shares into 1.3913 shares of the Company's common stock. The Company may, at any time after the fifth anniversary of the effective date of the Merger and upon the occurrence of a "Special Conversion Event", convert all outstanding shares of convertible preferred stock into common stock at the initial conversion rate of 1.3913 shares of common stock, subject to certain adjustments, plus additional shares in respect to accrued and unpaid dividends. A Special Conversion Event is deemed to have occurred when the average daily closing price for a share of the Company's common stock for 20 of 30 consecutive trading days equals or exceeds 125% of the quotient of $20.00 divided by the then applicable conversion rate (approximately $18.00 per share at a conversion rate of 1.3913).

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

(9)  SHAREHOLDERS' EQUITY

  COMMON STOCK

     In 1993, 1994 and 1995 the Company issued a total of 0.8 million previously unissued shares of common stock in connection with certain employee benefit and compensation plans.

     The Company declared dividends to common shares of $0.12 per share in 1993. No dividends were declared in 1994 or 1995 (see Note 2).

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

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  1990 INCENTIVE STOCK COMPENSATION PLAN

     Under the terms of the Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan (the "Plan") the Company may grant options and awards with respect to no more than 7,500,000 shares of common stock to officers, directors and key employees.

     Options granted in 1991 and prior are fully vested and expire in 2000. Options granted in 1992 are fully vested and expire in 2002. The options granted in 1993 have a ten year term and vest as to 50 percent 5 years after grant, as to a cumulative 75 percent 6 years after grant and as to the entire amount 7 years after grant. The options are exercisable on an accelerated basis beginning one year and ending three years after grant in certain circumstances. If the market value per share of the Company's common stock (sustained in all events for at least 60 days) exceeds $15, 25 percent of the options shall become exercisable; in the event the market value per share exceeds $20, 50 percent of the options shall become exercisable; and in the event the market value exceeds $25, 100 percent shall become exercisable. The options granted in 1995 have a ten year term. With respect to 250,000 of such options, vesting occurs 50 percent six months after grant, as to a cumulative 75 percent one year after grant and as to the entire amount two years after grant. The remainder of the options granted in 1995 vest as to 33.33 percent one year after grant, as to a cumulative 66.67 percent two years after grant and as to the entire amount three years after grant.

     The following table reflects activity with respect to Non-Qualified Stock Options during 1993 through 1995:

                                          OPTION
                                       OPTIONS PRICE
                                        OUTSTANDING          PER SHARE
                                        ------------    -------------------
Outstanding at January 1, 1993.......    2,811,928      $9.5625 to $ 24.24
Grants...............................      800,000      $9.5625
Cancellations........................      (95,398)     $9.5625 to $ 24.24
Exercises............................       (6,945)     $9.5625
                                        ------------
Outstanding at December 31, 1993.....    3,509,585      $9.5625 to $ 24.24
Cancellations........................     (206,063)     $9.5625 to $ 24.24
                                        ------------
Outstanding at December 31, 1994.....    3,303,522      $9.5625 to $ 24.24
Grants...............................      985,500      $7.875 to $  8.00
Cancellations........................      (61,280)     $7.875 to $ 24.24
Exercises............................       (9,444)     $7.875 to $9.5625
                                        ------------
Outstanding at December 31, 1995.....    4,218,298      $7.875 to $ 24.24
                                         ===========

     At December 31, 1995 options on 2,243,644 shares were available for future grants.

     In 1995 and 1994 the Company issued 217,566 and 101,423 common shares, respectively, in accordance with the terms of certain employee compensation plans.

     In December 1995 the Company granted 104,542 "Phantom Units" to certain executive officers. The Phantom Units are to be earned over a three-year period commencing January 1, 1996. The number of Phantom Units earned is dependent upon the Company achieving certain goals with respect to cash flows, production volumes and stock price. Ultimate payment, if any, will be made in an

                         SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

equivalent number of shares of the Company's common stock. Compensation expense will be recognized over the period the Phantom Units are earned based on the market price of the Company's common stock.

  1995 INCENTIVE STOCK COMPENSATION PLAN

     Under the terms of the Santa Fe Energy Resources 1995 Incentive Stock Compensation Plan for Nonexecutive Employees the Company may grant options and awards with respect to not more than 1,000,000 shares of common stock per year to employees other than executive officers and directors. During 1995 the Company granted options on 218,750 shares (8,500 of which were subsequently cancelled) at $9.625 per share. The grants, which were made at the market price of the Company's common stock at the time of grant, vest one year from the date of grant. During 1995 the Company also issued 2,000 restricted shares in accordance with the terms of the plan. At December 31, 1995 options on 212,250 shares were outstanding.

(10)  PENSION AND OTHER EMPLOYEE BENEFIT PLANS

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

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the funded status of the SFER Plan and the Supplemental Plan at December 31, 1995 and 1994 (in millions of dollars):

                                            SFER PLAN         SUPPLEMENTAL PLAN
                                       --------------------  ------------------
                                         1995       1994       1995     1994
                                       ---------  ---------  ---------  -------
Plan assets at fair value, primarily invested in common stocks and U.S.
  and corporate bonds................       32.5       29.1         --       --
Actuarial present value of projected
  benefit obligations:
     Accumulated benefit obligations
           Vested....................      (30.4)     (26.4)      (0.7)    (0.8)
           Nonvested.................       (1.3)      (1.3)        --       --
     Effect of projected future
        salary
        increases....................       (7.3)      (5.3)      (1.3)    (4.0)
                                        ---------  ---------  ---------  -------
Excess of projected benefit
  obligations over plan assets.......       (6.5)      (3.9)      (2.0)    (4.8)
Unrecognized net loss from past
  experience different from that
  assumed and effects of changes in
  assumptions........................        3.0        1.7       (2.1)     1.6
Unrecognized prior service cost......       (2.0)      (2.1)       2.0      2.1
Unrecognized net (asset) obligation
  being recognized over plan's
  average remaining
  service life.......................       (0.9)      (1.0)       0.2      0.2
                                        ---------  ---------  ---------  -------
Accrued pension liability............       (6.4)      (5.3)      (1.9)    (0.9)
                                        =========  =========  =========  =======

Major assumptions at year-end
     Discount rate...................       7.50%      8.25%      7.50%    8.25%
     Long-term asset yield...........       9.50%      9.50%      9.50%    9.50%
     Rate of increase in future
        compensation.................       5.25%      5.25%      5.25%    5.25%

     The following table sets forth the components of pension expense for the SFER Plan and Supplemental Plan for 1995, 1994 and 1993 (in millions of dollars):

                                              SFER PLAN                 SUPPLEMENTAL PLAN
                                        ----------------------        ----------------------
                                        1995     1994     1993        1995     1994     1993
                                        ----     ----     ----        ----     ----     ----
Service cost.........................    1.3      1.7      1.4        0.4       --       --
Interest cost........................    2.7      2.8      2.6        0.4      0.1      0.1
Return on plan assets................   (5.5)     0.5     (1.4)        --       --       --
Net amortization and deferral........    2.5     (3.3)    (1.3)       0.3       --       --
                                        ----     ----     ----        ----     ----     ----
                                         1.0      1.7      1.3        1.1      0.1      0.1
                                        ====     ====     ====        ====     ====     ====

     The Company sponsors a pension plan covering certain hourly-rated employees in California (the "Hourly Plan"). The Hourly Plan provides benefits that are based on a stated amount for each year of service. The Company annually contributes amounts which are actuarially determined to provide the Hourly Plan with sufficient assets to meet future benefit payment requirements.

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the funded status of the Hourly Plan at December 31, 1995 and 1994 (in millions of dollars):

                                         1995       1994
                                       ---------  ---------
Plan assets at fair value, primarily
invested in fixed-rate securities....        8.7        7.5
Actuarial present value of projected
benefit obligations
     Accumulated benefit obligations
           Vested....................      (10.4)      (9.3)
           Nonvested.................       (0.4)      (0.3)
                                       ---------  ---------
Excess of projected benefit
  obligation over plan assets........       (2.1)      (2.1)
Unrecognized net (gain) loss from
  past experience different from that
  assumed and effects of changes in
  assumptions........................       (0.3)      (0.4)
Unrecognized prior service cost......        0.4        0.5
Unrecognized net obligation..........        1.2        1.3
Additional minimum liability.........       (1.3)      (1.3)
                                       ---------  ---------
     Accrued pension liability.......       (2.1)      (2.0)
                                       =========  =========
Major assumptions at year-end
     Discount rate...................       7.50%      8.25%
     Expected long-term rate of
       return on plan assets.........       8.50%      8.50%

The following table sets forth the components of pension expense for the Hourly Plan for 1995, 1994 and 1993 (in millions of dollars):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1995       1994       1993
                                       ---------  ---------  ---------
     Service cost....................        0.2        0.2        0.2
     Interest cost...................        0.8        0.8        0.7
     Return on plan assets...........       (1.4)      (0.4)      (0.8)
     Net amortization and deferral...        0.9         --        0.4
                                       ---------  ---------  ---------
                                             0.5        0.6        0.5
                                       =========  =========  =========

     In the fourth quarter of 1993 the Company established a pension plan for certain persons employed in foreign locations (the "Foreign Plan"). The following table sets forth the funded status of the Foreign Plan at December 31, 1995 and 1994 (in millions of dollars):

                                         1995       1994
                                       ---------  ---------
Plan assets..........................     --         --
Actuarial present value of projected
  benefit obligations:
     Accumulated benefit
        obligations -- nonvested.....       (0.2)      (0.1)
     Effect of projected future
        salary increases.............      --         --
                                       ---------  ---------
Excess of projected benefit
  obligations over plan assets.......       (0.2)      (0.1)
Unrecognized prior service costs.....        0.1        0.1
                                       ---------  ---------
Accrued pension liability............       (0.1)     --
                                       =========  =========
Major assumptions at year-end:
     Discount rate...................       7.50%      8.25%
     Rate of increase in future
        compensation.................       5.25%      5.25%

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the components of pension expense for the Foreign Plan for 1995 and 1994 (in millions of dollars):

                                       YEAR ENDED DECEMBER
                                               31,
                                       --------------------
                                         1995       1994
                                       ---------  ---------
Service cost.........................        0.1     --
Interest cost........................     --         --
Net amortization and deferral........     --         --
                                       ---------  ---------
                                             0.1     --
                                       =========  =========

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides health care and life insurance benefits for substantially all employees who retire under the provisions of a Company-sponsored retirement plan and their dependents. Participation in the plans is voluntary and requires a monthly contribution by the employee. Effective January 1, 1993 the Company adopted the provisions of SFAS No. 106 -- "Employers" Accounting for Postretirement Benefits Other Than Pensions'. The Statement requires the accrual, during the years the employee renders service, of the expected cost of providing postretirement benefits to the employee and the employee's beneficiaries and covered dependents. The following table sets forth the plan's funded status at December 31, 1995 and 1994 (in millions of dollars):

                                           DECEMBER 31,
                                       --------------------
                                         1995       1994
                                       ---------  ---------
Plan assets, at fair value...........     --         --
Accumulated postretirement benefit
  obligation
  Retirees...........................       (4.6)      (4.2)
  Eligible active participants.......       (1.4)      (0.9)
  Other active participants..........       (1.2)      (0.9)
                                       ---------  ---------
Accumulated postretirement benefit
  obligation in excess of plan
  assets.............................       (7.2)      (6.0)
Unrecognized transition obligation...        3.8        4.1
Unrecognized net loss (gain) from
  past experience different from that
  assumed and from changes in
  assumptions........................        0.3       (0.4)
                                       ---------  ---------
Accrued postretirement benefit
  cost...............................       (3.1)      (2.3)
                                       =========  =========

Assumed discount rate................       7.75%      8.50%
Assumed rate of compensation
  increase...........................       5.25%      5.25%

     The Company's net periodic postretirement benefit cost for 1995, 1994 and 1993 includes the following components (in millions of dollars):

                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        1995      1994      1993
                                        ----      ----      ----
Service costs........................   0.3       0.4       0.3
Interest costs.......................   0.5       0.5       0.4
Amortization of unrecognized
  transition obligation..............   0.3       0.3       0.3
                                        ----      ----      ----
                                        1.1       1.2       1.0
                                        ====      ====      ====

     Estimated costs and liabilities have been developed assuming trend rates for growth in future health care costs beginning with 8.0% for 1995 graded to 6.0% (5.5% for post age 65) by the year 2000

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and remaining constant thereafter. Increasing the assumed health care cost trend rate by one percent each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $0.7 million and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 1996 by $0.1 million.

  SAVINGS PLAN

     The Company has a savings plan available to substantially all salaried employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The Company will match employee contributions for an amount up to 4% of each employee's base salary. In addition, if at the end of each fiscal year the Company's performance for such year has exceeded certain predetermined criteria, each participant will receive an additional matching contribution equal to 50% of the regular matching contribution. The Company's contributions to the 401(k) Plan, which are charged to expense, totalled $1.5 million in 1993, $1.2 million in 1994 and $1.3 million in 1995.

     In the fourth quarter of 1993 the Company established a new savings plan with respect to certain personnel employed in foreign locations. The plan is an unsecured creditor of the Company and at December 31, 1995 and 1994 the Company's liability with respect to the plan totalled $0.1 million and $0.1 million, respectively.

  OTHER POSTEMPLOYMENT BENEFITS

     In the fourth quarter of 1993 the Company adopted SFAS No. 112 -- "Employers" Accounting for Postemployment Benefits'. The Statement requires the accrual of the estimated costs of benefits provided by an employer to former or inactive employees after employment but before retirement. Such benefits include salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, job training and counseling and continuation of benefits such as health care and life insurance coverage. The adoption of SFAS No. 112 resulted in a charge to earnings of $1.8 million in 1993.

(11)  COMMITMENTS AND CONTINGENCIES

  OIL AND GAS HEDGING

     The Company hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce the Company's exposure to declines in market price, the Company's gain from increases in market price may be limited. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

     At December 31, 1995 the Company had open crude hedges on (i) an average of 15,000 barrels per day for the period January to April 1996 at an average NYMEX WTI price of $18.52 per barrel and (ii) provided that the NYMEX WTI price is greater than $16.80 per barrel, up to an additional 15,000 barrels per day for the period January through March 1996 at an average NYMEX WTI price of $18.65 per barrel. The "approximate break-even price" (the average of the daily settlement prices which

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

result in no settlement being due to or from the Company) with respect to all such contracts is approximately $18.56 per barrel. During 1995 crude oil hedges resulted in a $2.4 million increase in revenues.

     Subsequent to year-end the Company hedged an additional 2,000 barrels per day for the second quarter of 1996 and, provided that the settlement price is above $17.00, up to an additional 8,000 barrels per day for the second quarter of 1996 and 2,000 barrels per day for the third quarter of 1996. The approximate break-even price is $18.54 per barrel for the second quarter hedges and $18.60 per barrel for the third quarter hedges.

     At December 31, 1995 the Company had open natural gas hedges on (i) an average of approximately 55 MMcf per day of its Gulf Coast production for the entire year of 1996 at an approximate break-even price of $1.82 per Mcf and (ii) an average of approximately 30 MMcf per day of its Permian Basin production for the entire year of 1996 at an approximate break-even price of $1.53 per Mcf. Due to its location, Permian Basin gas sells at a discount to Gulf Coast gas. Natural gas hedges resulted in a decrease in revenues of $0.3 million in 1995 and $1.0 million in 1994.

     In addition to its oil and gas sales hedges, for the first six months of 1996 the Company has hedged 20 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Monthly settlements are based on the difference between the settlement price quoted on the NYMEX and the index price for San Juan Basin natural gas. Gains or losses are recognized in production and operating costs in the period in which the hedged gas is consumed in operations.

     In instances where the difference between the NYMEX price and the San Juan Basin index price is greater than $0.53, the Company pays an amount based on the difference and in instances where the difference is less than $0.53, the Company receives a payment based on the difference. Each $0.10 per Mcf change in the spread between the NYMEX price and the San Juan Basin index price results in a monthly increase or decrease in revenues of $60,000.

  INDEMNITY AGREEMENT WITH SANTA FE PACIFIC CORPORATION ("SFP")

     In December 1990 SFP distributed all of the shares of the Company it held to its shareholders (the "Spin-Off"). At the time of the Spin-Off, the Company and SFP entered into an agreement to protect SFP from federal and state income taxes, penalties and interest that would be incurred by SFP if the Spin-off were determined to be a taxable event resulting primarily from actions taken by the Company during a one-year period that ended December 4, 1991. If the Company were required to make payments pursuant to the agreement, such payments could have a material adverse effect on its financial condition; however, the Company does not believe that it took any actions during such one-year period that would have such an effect on the Spin-Off.

  ENVIRONMENTAL REGULATION

     Federal, state and local laws and regulations relating to environmental quality control affect the Company in all of its oil and gas operations.

     The Company has been identified as one of over 250 potentially responsible parties ("PRPs") at a superfund site in Los Angeles County, California. The site was operated by a third party as a waste disposal facility from 1948 until 1983. The Environmental Protection Agency ("EPA") is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In November 1988 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company was a member of the group Coalition Undertaking Remediation Efforts ("CURE") which was responsible for constructing and operating the leachate

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

treatment plant. This phase is now complete and the Company's share of costs with respect to this phase was $1.6 million ($0.9 million after recoveries from working interest participants in the unit in which the wastes were generated). Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The Company's share of costs of this phase is expected to be $3.0 million (based on an agremeent with the other working interest participants in the unit to assume $1.3 million of the original settlement amount, the Company's net share of such costs is $1.7 million and such costs have been provided for in the financial statements. The Company cannot currently estimate the cost of any subsequent phases of work or final remediation which may be required by the EPA. Another consent decree is currently being executed by the PRPs and will be logged with the court for approval. This consent decree allows for the settlement of the pending lawsuits against the municipalities and transporters not named by the EPA. The settlement payment by such municipalities and transporters totals approximately $70.0 million of which approximately $55.0 million will be credited against future expenses. The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed September 7, 1994 by ninety-five homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. At this stage of the lawsuit the Company is not able to estimate costs or potential liability.

     In 1989 Adobe received requests from the EPA for information pursuant to
Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the D. L. Mud and Gulf Coast Vacuum Services superfund sites located in Abbeville, Louisiana. With respect to the Gulf Coast Site the Company has entered into a sharing agreement with other PRPs to participate in the final remediation of the Gulf Coast site and a design plan has been submitted and is awaiting approval by the EPA. The Company's share of the remediation, which has been provided for in the financial statements, is $277,000 and includes its proportionate share of those PRPs who do not have the financial resources to provide their share of the work at the site. A former site owner has already conducted remedial activities at the D. L. Mud Site under a state agency agreement.

     On April 4, 1994 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and seven other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California. The Company owned the property on which the site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property, hazardous wastes were allegedly disposed at the site. The EPA estimates that the total past and future costs for remediation will approximate $9.4 million. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. Six of the other PRPs have also notified the EPA of their intent to comply. The cost of such a remediation design plan is estimated to be $1.0 million. To date there has been no agreement on how to allocate costs among the PRPs. The Company has provided for such costs in the financial statements, assuming that the costs will be equally divided among the PRPs.

     On March 23, 1995 the Company and twelve other companies received notice that they have been identified as PRPs by the California Department of Toxic Substances Control (the "DTSC") as having generated and/or transported hazardous waste to the Environmental Protection Corporation ("EPC") Eastside Landfill during its fourteen-year operation from 1971 to 1985. EPC has since liquidated all

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

assets and placed the proceeds in trust for closure and post-closure activities. However, these monies will not be sufficient to close the site. The PRPs have entered into an enforceable agreement with the DTSC to characterize the contamination at the site and prepare a focused remedial investigation and feasibility study. The DTSC has agreed to implement reasonable measures to bring new PRPs into the agreement. The DTSC will address subsequent phases of the cleanup, including remedial design and implementation in a separate order agreement. The cost of the remedial investigation and feasibility study is estimated to be $1.0 million and the Company has provided $80,000 in the financial statements as its estimated share of such costs. The costs of subsequent phases cannot be estimated until the remedial investigation and feasibility study is completed.

     There are certain other environmental matters pending, with respect to which the Company is unable to estimate its exposure at this time.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with eight key employees. The initial term of seven of the agreements expired on December 31, 1990 and, on January 1, 1991 and beginning on each January 1 thereafter, is automatically extended for one-year periods, unless by September 30 of any year the Company gives notice that the agreement will not be extended. The term of the agreements is automatically extended for a minimum of 24 months following a change of control. The consummation of the the Company's merger with Adobe in 1992 constituted a change of control as defined in the agreements. The initial term of the other agreement will expire December 31, 1996 and beginning on each January 1 thereafter, is automatically extended for one-year periods, unless by September 30 of any year the Company gives notice that the agreement will not be extended. The agreement is automatically extended for a minimum of 24 months following a change of control.

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

  INTEREST RATE SWAPS

     The Company was a party to an interest rate swap with a bank with a notional principal amount of $20.0 million which expired in April 1994. The amount due the bank in accordance with the terms of the swap totalled $0.9 million and $0.2 million in 1993 and 1994, respectively.

  OPERATING LEASES

     The Company has noncancellable agreements with terms ranging from one to ten years to lease office space and equipment. Minimum rental payments due under the terms of these agreements are: 1996 -- $5.2 million, 1997 -- $4.9 million, 1998 -- $4.6 million, 1999 -- $2.8 million, 2000 -- $1.1 million and $0.8 million thereafter. Rental payments made under the terms of noncancellable agreements totaled $5.5 million in 1993, $6.2 million in 1994 and $6.1 million in 1995.

  OTHER MATTERS

     The Company has certain long-term contracts ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $10.2 million per year (based on prices and transportation charges in effect for December
1995). In connection with the development of a gas field in Argentina in which the Company has a 19.9% working interest, a gas contract for 106 million cubic feet of gas per day with "take-or-pay" and "delivery-or-pay" obligations was executed in 1994 with a gas distribution company.

     There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

(12)  INCOME TAXES

     Through the date of the Spin-Off the taxable income or loss of the Company was included in the consolidated federal income tax return filed by SFP. The consolidated federal income tax returns of SFP have been examined through 1990 and all years prior to 1986 are closed. Issues relating to the open years are being contested through various stages of administrative appeal. Accounts Receivable at December 31, 1995 includes $12.0 million with respect to a refund related to the audit of the years 1981 through 1985. The Company has filed separate consolidated federal income tax returns for periods subsequent to the Spin-Off. The consolidated returns of the Company through 1991 have been audited and are closed.

     During 1989, the Company received a notice of deficiency for certain state franchise tax returns filed for the years 1978 through 1983 as part of the consolidated tax returns of SFP. The matter was contested by the Company and resolved in 1994. The years 1984 through 1992 are currently being audited.

     With the Merger of Adobe the Company succeeded to a net operating loss carryforward that is subject to Internal Revenue Code Section 382 limitations which annually limit taxable income that can be offset by such losses. Certain changes in the Company's shareholders in 1995 resulted in a second Section 382 limitation, the imposition of which is not expected to result in a limitation of the Company's ability to use its net operating losses. Losses carrying forward of $156.2 million will expire beginning in 1998.

     Pretax income from continuing operations for the years ended December 31, 1995, 1994 and 1993 was taxed under the following jurisdictions (in millions of dollars):

                                         1995       1994       1993
                                       ---------  ---------  ---------
Domestic.............................       40.5       22.0     (120.9)
Foreign..............................       (4.2)       1.1      (29.3)
                                       ---------  ---------  ---------
                                            36.3       23.1     (150.2)
                                       ---------  ---------  ---------
                                       ---------  ---------  ---------

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 consisted of (in millions of dollars):

                                         1995       1994       1993
                                       ---------  ---------  ---------
Current
     U.S. federal....................        1.5       (3.5)      (1.3)
     State...........................       (2.1)      (3.2)      (1.2)
     Foreign.........................        2.6        1.4        1.3
                                       ---------  ---------  ---------
                                             2.0       (5.3)      (1.2)
                                       ---------  ---------  ---------
Deferred
     U.S. federal....................       13.3        8.6      (65.6)
     U.S. federal tax rate change....     --         --            2.6
     State...........................       (0.6)       2.4       (8.0)
     Foreign.........................       (5.0)       0.3       (0.9)
                                       ---------  ---------  ---------
                                             7.7       11.3      (71.9)
                                       ---------  ---------  ---------
                                             9.7        6.0      (73.1)
                                       ---------  ---------  ---------
                                       ---------  ---------  ---------

     The Company's deferred income tax liabilities (assets) at December 31, 1995 and 1994 are composed of the following differences between financial and tax reporting (in millions of dollars):

                                         1995       1994
                                       ---------  ---------
Capitalized costs and write-offs.....      138.5      113.8
Differences in Partnership basis.....     --            3.9
State deferred liability.............        7.6        8.2
Foreign deferred liability...........        9.1       14.1
                                       ---------  ---------
Gross deferred liabilities...........      155.2      140.0
                                       ---------  ---------
Accruals not currently deductible for
  tax purposes.......................      (16.7)     (14.1)
Alternative minimum tax
  carryforwards......................      (12.7)     (11.7)
Net operating loss carryforwards.....      (54.7)     (57.4)
Other................................       (7.1)      (0.5)
                                       ---------  ---------
Gross deferred assets................      (91.2)     (83.7)
                                       ---------  ---------
Deferred tax liability...............       64.0       56.3
                                       =========  =========

                         SANTA FE ENERGY RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the Company's U.S. income tax expense (benefit) computed by applying the statutory U.S. federal income tax rate to the Company's income (loss) before income taxes for the years ended December 31, 1995, 1994 and 1993 is presented in the following table (in millions of dollars):

                                         1995       1994       1993
                                       ---------  ---------  ---------
U.S. federal income taxes (benefit)
  at statutory rate..................       12.7        8.1      (52.6)
Increase (reduction) resulting from:
  State income taxes, net of federal
     effect..........................        0.6        0.9       (1.0)
  Foreign income taxes in excess of
     (less than) U.S. rate...........       (0.9)       1.4       (0.8)
  U.S. tax on foreign reinvested
     earnings........................        0.8        1.2     --
  Effect of increase in statutory
     rate on deferred taxes..........     --         --            2.6
  Benefit of tax losses..............       (0.3)      (4.3)     (11.2)
  Prior period adjustments...........       (2.7)      (1.6)      (9.9)
  Other..............................       (0.5)       0.3       (0.2)
                                       ---------  ---------  ---------
                                             9.7        6.0      (73.1)
                                       =========  =========  =========


     The Company increased its deferred tax liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% commencing in 1993.

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The following table reflects the financial instruments for which the fair value differs from the carrying amount of such financial instrument in the Company's December 31, 1995 and 1994 balance sheets (in millions of dollars):

                                             1995                   1994
                                      -------------------    -------------------
                                      CARRYING      FAIR     CARRYING      FAIR
                                       AMOUNT       VALUE     AMOUNT       VALUE
                                      --------      -----    --------      -----
Assets
     Note receivable from Hadson.....   --           --          2.4         2.4
Liabilities
     Long-Term Debt (including
        current
        portion).....................   344.4       378.5      354.3       355.6
     Convertible Preferred Stock.....    80.0        95.6       80.0        80.6
Shareholders' Equity
     $.732 Series A Convertible
        Preferred Stock..............    91.4       105.7       91.4        92.3

     The fair value of the Convertible Preferred Stock and the $.732 Series A Convertible Preferred Stock is based on market prices. The fair value of the Company's fixed-rate long-term debt is based on current borrowing rates available for financings with similar terms and maturities. With respect to the Company's floating-rate debt and the note receivable from Hadson, the carrying amount approximates fair value.

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1995 the Company had open hedging contracts on both oil and natural gas (see Note 11. Based on the year-end 1995 settlement prices of the applicable NYMEX futures contracts or the estimated prices with respect to certain other indices, the loss to the Company in 1996 with respect to such hedges would be approximately $8.1 million. The actual gains or losses realized by the Company from these hedges may vary significantly from the foregoing amount due to the volatility of the futures markets and other indices.

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

  OIL AND GAS RESERVES

     The following table sets forth the Company's net proved oil and gas reserves at December 31, 1992, 1993, 1994 and 1995 and the changes in net proved oil and gas reserves for the years ended December 31, 1993, 1994 and 1995.

                                            CRUDE OIL AND LIQUIDS (MMBBLS)                      NATURAL GAS (BCF)
                                       ----------------------------------------   ---------------------------------------------
                                         U.S.     ARGENTINA   INDONESIA   TOTAL     U.S.     ARGENTINA   INDONESIA      TOTAL
                                       ---------  ---------   ---------   -----   ---------  ---------   ----------   ---------
Proved reserves at
 December 31, 1992...................      240.0      8.7         6.4     255.1       276.9       --         0.6          277.5
  Revisions to previous estimates....      (11.9)     0.5         0.6     (10.8)       26.6       --         0.1           26.7
  Improved recovery techniques.......       26.7       --          --      26.7          --       --          --             --
  Extensions, discoveries and other
    additions........................        3.4      0.5         2.3       6.2        29.5     26.4          --           55.9
  Purchases of minerals-in-place.....        3.3       --         0.7       4.0        10.6       --         0.1           10.7
  Sales of minerals in place.........       (8.7)      --          --      (8.7)      (47.4)      --          --          (47.4)
  Production.........................      (21.9)    (0.9)       (1.5)    (24.3)      (60.3)      --        (0.1)         (60.4)
                                       ---------  ---------   ---------   -----   ---------  ---------     -----      ---------
Proved reserves at
 December 31, 1993...................      230.9      8.8         8.5     248.2       235.9     26.4         0.7          263.0
  Revisions of previous estimates....       13.3      0.6         1.3      15.2        (2.7)      --          --           (2.7)
  Improved recovery techniques.......       13.9       --          --      13.9         0.9       --          --            0.9
  Extensions, discoveries and other
    additions........................        3.6      0.8         1.1       5.5        22.5     13.7          --           36.2
  Purchases of minerals-in-place.....        0.2       --          --       0.2         0.5       --          --            0.5
  Sales of minerals-in-place.........       (0.7)      --          --      (0.7)       (2.5)    (3.1)         --           (5.6)
  Production.........................      (21.0)    (0.9)       (2.1)    (24.0)      (49.8)      --        (0.1)         (49.9)
                                       ---------  ---------   ---------   -----   ---------  ---------     -----      ---------
Proved reserves at
 December 31, 1994...................      240.2      9.3         8.8     258.3       204.8     37.0         0.6          242.4
  Revisions of previous estimates....       16.4      1.4         0.4      18.2         1.0      1.3       --               2.3
  Improved recovery techniques.......       15.3      0.8       --         16.1      --          0.2       --               0.2
  Extensions, discoveries and other
    additions........................        1.7      2.2         0.5       4.4        36.4      0.5       --              36.9
  Purchases of minerals-in-place.....        6.3    --          --          6.3        18.0    --          --              18.0
  Production.........................      (21.3)    (0.9)       (1.9)    (24.1)      (50.3)    (4.3)       (0.1)         (54.7)
                                       ---------  ---------   ---------   -----   ---------  ---------     -----      ---------
Proved reserves at
 December 31, 1995...................      258.6     12.8         7.8     279.2       209.9     34.7         0.5          245.1
                                       =========  =========   =========   =====   =========  =========    ======      =========

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                            CRUDE OIL AND LIQUIDS (MMBBLS)                      NATURAL GAS (BCF)
                                       ----------------------------------------   ---------------------------------------------
                                         U.S.     ARGENTINA   INDONESIA   TOTAL     U.S.     ARGENTINA   INDONESIA      TOTAL
                                       ---------  ---------   ---------   -----   ---------  ---------   ----------   ---------
Proved developed reserves at
  December 31
     1992............................      194.6      5.6         6.4     206.6       250.2       --         0.6          250.8
     1993............................      178.8      5.5         6.7     191.0       206.0       --         0.7          206.7
     1994............................      181.3      6.1         7.1     194.5       178.2      1.3         0.6          180.1
     1995............................      206.5      7.1         6.0     219.6       170.2     33.3         0.5          204.0

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

     Indonesian reserves represent an entitlement to gross reserves in accordance with a production sharing contract. These reserves include estimated quantities allocable to the Company for recovery of operating costs as well as quantities related to the Company's net equity share after recovery of costs. Accordingly, these quantities are subject to fluctuations with an inverse relationship to the price of oil. If oil prices increase, the reserve quantities attributable to the recovery of operating costs decline. Although this reduction would be offset partially by an increase in the net equity share, the overall effect would be a reduction of reserves attributable to the Company. At December 31, 1995, the quantities include 0.4 million barrels which the Company is contractually obligated to sell for $.20 per barrel.

     At December 31, 1993 the Company's reserves were 6.9 million barrels of crude oil and liquids and 14.5 Bcf of natural gas lower than at December 31, 1992, reflecting the sale in 1993 of properties with reserves totalling 8.7 million barrels of crude oil and liquids and 47.4 Bcf of natural gas.

     The Company has certain commitments with respect to the delivery of natural gas (see Note 11) which the Company believes it can fulfill from its proved reserves and supply contracts with other companies.

     At December 31, 1995, 1.7 million barrels of crude oil reserves and 12.8 billion cubic feet of natural gas reserves were subject to a 90% net profits interest held by Santa Fe Energy Trust.

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

     Estimated future net cash flows from the Company's proved oil and gas reserves at December 31, 1995, 1994 and 1993 are presented in the following table (in millions of dollars, except as noted):

                                          U.S.      ARGENTINA    INDONESIA     TOTAL
                                       ----------   ---------    ---------   ----------
1995
     Future cash inflows.............     4,191.2      244.7       137.4        4,573.3
     Future production costs.........    (1,852.8)    (103.0)      (63.0)      (2,018.8)
     Future development costs........      (282.8)     (36.1)       (6.1)        (325.0)
     Future income tax expenses......      (541.7)     (11.8)      (25.1)        (578.6)
                                       ----------   ---------    ---------   ----------
           Net future cash flows.....     1,513.9       93.8        43.2        1,650.9
     Discount at 10% for timing of
        cash flows...................      (672.0)     (35.7)      (13.0)        (720.7)
                                       ----------   ---------    ---------   ----------
     Present value of future net cash
        flows from
        proved reserves..............       841.9       58.1        30.2          930.2
                                       ==========   =========    =========   ==========
     Present value of pretax future
        net cash flows from proved
        reserves.....................     1,143.1       65.4        48.7        1,257.2
                                       ==========   =========    =========   ==========
     Average sales prices
           Oil ($/Barrel)............       14.75      15.66       17.51
           Natural gas ($/Mcf).......        1.88       1.27        1.03
1994
     Future cash inflows.............     3,488.8      176.9       134.9        3,800.6
     Future production costs.........    (1,614.6)     (89.6)      (69.4)      (1,773.6)
     Future development costs........      (263.7)     (32.3)       (6.2)        (302.2)
     Future income tax expenses......      (385.2)      (3.7)      (20.0)        (408.9)
                                       ----------   ---------    ---------   ----------
           Net future cash flows.....     1,225.3       51.3        39.3        1,315.9
     Discount at 10% for timing of
        cash flows...................      (544.9)     (20.1)      (11.0)        (576.0)
                                       ----------   ---------    ---------   ----------
     Present value of future net cash
        flows from
        proved reserves..............       680.4       31.2        28.3          739.9
                                       ==========   =========    =========   ==========
     Present value of pretax future
        net cash flows from proved
        reserves.....................       894.3       33.5        43.0          970.8
                                       ==========   =========    =========   ==========
     Average sales prices
           Oil ($/Barrel)............       13.18      14.06       15.21
           Natural gas ($/Mcf).......        1.63       1.25        0.97
1993
     Future cash inflows.............     2,654.9      117.9       115.6        2,888.4
     Future production costs.........    (1,547.2)     (65.9)      (78.7)      (1,691.8)
     Future development costs........      (216.7)     (32.4)       (8.9)        (258.0)
     Future income tax expenses......      (100.5)     --           (6.9)        (107.4)
                                       ----------   ---------    ---------   ----------
           Net future cash flows.....       790.5       19.6        21.1          831.2
     Discount at 10% for timing of
        cash flows...................      (308.5)     (12.1)       (8.2)        (328.8)
                                       ----------   ---------    ---------   ----------
     Present value of future net cash
        flows from
        proved reserves..............       482.0        7.5        12.9          502.4
                                       ==========   =========    =========   ==========
     Present value of pretax future
        net cash flows from proved
        reserves.....................       543.2        7.5        17.1          567.8
                                       ==========   =========    =========   ==========
     Average sales prices
           Oil ($/Barrel)............         9.10       9.74       13.50
           Natural gas ($/Mcf).......         2.28       1.23        0.97

                                       60
1995
  Balance at beginning of year.......       680.4       31.2        28.3          739.9
                                       ----------   ---------    ---------   ----------
  Increase (decrease) due to:
     Sales of oil and gas, net of
        production costs of $171.7
        million......................      (244.7)      (11.8)        (13.2)    (269.7)
     Net changes in prices and
        production costs.............       178.2        13.9           9.1      201.2
     Extensions, discoveries and
        improved recovery............       110.3         4.6           4.2      119.1
     Purchases of
        minerals-in-place............        56.6        --            --         56.6
     Development costs incurred......       145.4        13.7          11.3      170.4
     Changes in estimated volumes....        19.9         9.6           0.3       29.8
     Changes in estimated development
        costs........................      (105.6)       (2.4)        (10.2)    (118.2)
     Interest factor -- accretion of
        discount.....................        88.7         4.4           4.2       97.3
     Income taxes....................       (87.3)       (5.1)         (3.8)     (96.2)
                                       ----------   ---------     ---------  ----------
                                            161.5        26.9           1.9      190.3
                                       ----------   ---------     ---------  ----------
                                            841.9        58.1          30.2      930.2
                                       ==========   =========     =========  ==========
1994
  Balance at beginning of year.......       482.0         7.5          12.9      502.4
                                       ----------   ---------    ---------   ----------
  Increase (decrease) due to:
     Sales of oil and gas, net of
        production costs of $170.9
        million......................      (196.0)       (7.3)        (17.2)    (220.5)
     Net changes in prices and
        production costs.............       389.0        21.1          19.6      429.7
     Extensions, discoveries and
        improved recovery............        78.8         7.4          10.4       96.6
     Purchases of
        minerals-in-place............         1.2         --            --         1.2
     Sales of minerals-in-place......        (8.9)       (0.4)          --        (9.3)
     Development costs incurred......        81.7        13.0           9.3      104.0
     Changes in estimated volumes....        18.5        (2.6)          8.3       24.2
     Changes in estimated development
        costs........................       (66.6)       (7.3)         (6.5)     (80.4)
     Interest factor -- accretion of
        discount.....................        53.3         2.0           2.0       57.3
     Income taxes....................      (152.6)       (2.2)        (10.5)    (165.3)
                                       ----------   ---------    ---------   ----------
                                            198.4        23.7          15.4      237.5
                                       ----------   ---------    ---------   ----------
                                            680.4        31.2          28.3      739.9
                                       ==========   =========    =========   ==========

                                       61
1993
  Balance at beginning of year.......       697.6        22.3          13.6      733.5
                                       ----------   ---------    ---------   ----------
  Increase (decrease) due to:
     Sales of oil and gas, net of
        production costs of $189.5
        million......................      (230.1)       (7.3)        (10.0)    (247.4)
     Net changes in prices and
        production costs.............      (325.1)       (7.7)          1.7     (331.1)
     Extensions, discoveries and
        improved recovery............        94.8        14.8           7.0      116.6
     Purchases of
        minerals-in-place............        21.6         --            2.1       23.7
     Sales of minerals-in-place......       (84.7)        --            --       (84.7)
     Development costs incurred......        50.0         5.1           --        55.1
     Changes in estimated volumes....        28.3         1.5           1.8       31.6
     Changes in estimated development
        costs........................        25.6       (24.1)         (8.9)      (7.4)
     Interest factor -- accretion of
        discount.....................        87.1         2.3           2.1       91.5
     Income taxes....................       112.0         0.6           3.5      116.1
     Other...........................         4.9         --            --         4.9
                                       ----------   ---------     ---------   ----------
                                           (215.6)      (14.8)         (0.7)    (231.1)
                                       ----------   ---------     ---------   ----------
                                            482.0         7.5          12.9      502.4
                                       ==========   =========     =========   ==========

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

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     The following table includes all costs incurred, whether capitalized or charged to expense at the time incurred (in millions of dollars):

                                                                                 OTHER
                                         U.S.       ARGENTINA     INDONESIA     FOREIGN      TOTAL
                                       ----------   ---------    ---------   ----------   ----------
1995
  Property acquisition costs
     Unproved........................       13.0      --              0.7          0.1         13.8
     Proved..........................       33.8      --            --            --           33.8
  Exploration costs..................       27.7        1.2           7.7          7.2         43.8
  Development costs..................      111.5       13.7          11.3          0.5        137.0
                                       ----------   ---------    ---------   ----------   ----------
                                           186.0       14.9          19.7          7.8        228.4
                                       ==========   =========    =========   ==========   ==========
1994
  Property acquisition costs
     Unproved........................        4.5        0.1           0.6          0.2          5.4
     Proved..........................        1.8        0.3         --            --            2.1
  Exploration costs..................       19.3        1.2           7.5          6.8         34.8
  Development costs..................       81.7       13.0           9.3          0.1        104.1
                                       ----------   ---------    ---------   ----------    ----------
                                           107.3       14.6          17.4          7.1        146.4
                                       ==========   =========    =========   ==========    ----------
1993
  Property acquisition costs
     Unproved........................        6.4      --              1.8          3.8         12.0
     Proved..........................       29.7      --              2.9         --           32.6
     Other...........................        0.8      --            --            --            0.8
  Exploration costs..................       20.9        0.7           5.2         11.7         38.5
  Development costs..................       85.3        7.3           7.6         --          100.2
                                       ----------   ---------    ---------   ----------   ----------
                                           143.1        8.0          17.5         15.5        184.1
                                       ==========   =========    =========   ==========   ==========

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth information concerning capitalized costs at December 31, 1995 and 1994 related to the Company's oil and gas operations (in millions of dollars):

                                                                  1995                                      1994
                                       ----------------------------------------------------------   --------------------
                                                                               OTHER
                                         U.S.      ARGENTINA     INDONESIA    FOREIGN     TOTAL      U.S.      ARGENTINA
                                       ---------   ----------    ---------    -------   ---------   -------    ---------
Oil and gas properties
    Unproved.........................       41.7        4.5         12.0         3.0         61.2      41.0        0.3
    Proved...........................    2,090.6       70.8         99.1         1.8      2,262.3   1,924.5       61.4
    Other............................       12.8      --           --           --           12.8      12.7      --
Accumulated amortization of unproved
  properties.........................      (12.8)      (2.4)        (3.8)       (1.8)       (20.8)    (12.7)      (0.3)
Accumulated depletion, depreciation
  and impairment of proved
  properties.........................   (1,385.9)     (15.9)       (39.7)       --       (1,441.5)  (1,247.4)    (11.4)
Accumulated depreciation of other oil
  and gas properties                        (5.3)     --           --           --           (5.3)     (4.3)      (0.4)
                                       ---------      -----      ---------    -------   ---------   -------    ---------
                                           741.1       57.0         67.6         3.0        868.7     713.8       49.6
                                       =========      =====      =========    =======   =========   =======    =========

                                                     OTHER
                                       INDONESIA    FOREIGN     TOTAL
                                       ---------    -------   ---------
Oil and gas properties
    Unproved.........................     11.3         9.7         62.3
    Proved...........................     83.2         1.9      2,071.0
    Other............................    --           --           12.7
Accumulated amortization of unproved
  properties.........................     (2.6)       (9.7)       (25.3)
Accumulated depletion, depreciation
  and impairment of proved
  properties.........................    (30.9)       (0.3)    (1,290.0)
Accumulated depreciation of other oil
  and gas properties                     --           (0.1)        (4.8)
                                       ---------    -------   ---------
                                          61.0         1.5        825.9
                                       =========    =======   =========

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1995, 1994 and 1993 (in millions of dollars):

                                                                             OTHER
                                         U.S.     ARGENTINA    INDONESIA    FOREIGN     TOTAL
                                        ------    ---------    ---------    -------   ---------
1995
  Revenues...........................    391.2       19.2         31.6        --          442.0
  Production costs
     Production and operating
        costs........................   (129.7)      (7.1)       (17.7)       (0.4)      (154.9)
     Taxes (other than income).......    (16.5)      (0.3)       --           --          (16.8)
  Exploration, including dry hole
     costs...........................    (13.6)      (1.2)        (3.1)       (5.5)       (23.4)
  Depletion, depreciation,
     amortization and impairments....   (143.3)      (7.0)       (10.0)       (0.5)      (160.8)
  Gain (loss) on disposition of
     properties......................     (0.2)     --           --           (0.1)        (0.3)
                                        ------    ---------    ---------    -------   ---------
                                          87.9        3.6          0.8        (6.5)        85.8
  Income taxes.......................    (34.8)      (1.1)        (1.2)       --          (37.1)
                                        ------    ---------    ---------    -------   ---------
                                          53.1        2.5         (0.4)       (6.5)        48.7
                                        ======    =========    =========    =======   =========
1994
  Revenues...........................    346.7       12.9         31.8          --        391.4
  Production costs
     Production and operating
        costs........................   (129.7)      (5.5)       (14.6)       (0.2)      (150.0)
     Taxes (other than income).......    (21.0)      (0.1)       --           --          (21.1)
  Exploration, including dry hole
     costs...........................    (14.0)      (1.2)        (1.4)       (3.8)       (20.4)
  Depletion, depreciation,
     amortization and impairments....    (99.9)      (3.8)        (9.7)       (6.3)      (119.7)
  Gain (loss) on disposition of
     properties......................      6.8        0.8           --          --          7.6
                                        ------    ---------    ---------    -------   ---------
                                          88.9        3.1          6.1       (10.3)        87.8
  Income taxes.......................    (31.0)      (0.9)        (2.6)         --        (34.5)
                                        ------    ---------    ---------    -------   ---------
                                          57.9        2.2          3.5       (10.3)        53.3
                                        ======    =========    =========    =======   =========
1993
  Revenues...........................    401.2       12.5         23.2        --          436.9
  Production costs
     Production and operating
        costs........................   (145.5)      (5.1)       (13.2)       --         (163.8)
     Taxes (other than income).......    (21.4)      (0.1)       --           --          (21.5)
  Oil and gas systems and
     pipelines.......................     (4.2)     --           --           --           (4.2)
  Exploration, including dry hole
     costs...........................    (16.4)      (0.7)        (2.2)      (11.7)       (31.0)
  Depletion, depreciation,
     amortization and impairments....   (218.8)      (3.6)       (21.2)       (6.7)      (250.3)
  Restructuring charges..............    (27.8)     --           --           --          (27.8)
  Gain (loss) on disposition of
     properties......................     (0.7)     --           --           --           (0.7)
                                        ------    ---------    ---------    -------   ---------
                                         (33.6)       3.0        (13.4)      (18.4)       (62.4)
  Income taxes.......................     24.1       (0.9)         1.9        --           25.1
                                        ------    ---------    ---------    -------   ---------
                                          (9.5)       2.1        (11.5)      (18.4)       (37.3)
                                        ======    =========    =========    =======   =========

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

                       SANTA FE ENERGY RESOURCES, INC.
                         SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

SUMMARIZED QUARTERLY FINANCIAL DATA

                                        1 QTR      2 QTR      3 QTR      4 QTR      YEAR
                                        ------     ------     ------     ------     -----
                 (IN MILLIONS OF DOLLARS EXCEPT PER SHARE DATA)
  1995
     Revenues........................     98.6      109.7      111.1      122.6     442.0
     Gross profit (a)................     18.4       29.4       26.9        6.1      80.8
     Income (loss) from operations...     12.5       22.5       19.8       (0.9)(b)  53.9(b)
     Net income (loss)...............      3.6        7.6        7.0        8.4      26.6
     Earnings (loss) attributable to
       common shares.................     (0.1)       3.9        3.3        4.7      11.8
     Earnings (loss) attributable to
       common shares per share.......     --         0.04       0.04       0.05      0.13
     Average shares outstanding
       (millions)....................     90.1       90.3       90.3       90.3      90.2

  1994
     Revenues........................     90.3       99.7      103.6       97.8     391.4
     Gross profit (a)................      7.6       19.7       25.6       22.6      75.5
     Income (loss) from operations...     --         12.8       19.1       16.3      48.2
     Net income (loss)...............     (2.5)       4.1       11.0        4.5      17.1
     Earnings (loss) attributable to
       common shares.................     (4.3)       1.6        7.3        0.8       5.4
     Earnings (loss) attributable to
       common shares per share.......    (0.05)      0.02       0.08       0.01      0.06
     Average shares outstanding
       (millions)....................     89.9       90.0       90.0       90.0      89.9

------------
  (a) Revenues less operating expenses other than general and administrative.

  (b) Includes charges of $30.2 million for impairment of oil and gas properties.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SANTA FE ENERGY RESOURCES, INC.

                                          By ____/s/__R. GRAHAM WHALING_______
                                          ------------------------------------
                                                    R. GRAHAM WHALING
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)

Dated:  February 29, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE AND TITLE
                 -------------------
               JAMES L. PAYNE, Chairman
             of the Board, President and
         Chief Executive Officer and Director
            (PRINCIPAL EXECUTIVE OFFICER)

              R. GRAHAM WHALING, Senior
                    Vice President
             and Chief Financial Officer
     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

               DIRECTORS
               ---------
          William E. Greehey
           Melvyn N. Klein
           Robert D. Krebs
           Allan V. Martini
          Michael A. Morphy                         By: /s/R. GRAHAM WHALING
          Reuben F. Richards                           R. GRAHAM WHALING
           Marc J. Shapiro                         SENIOR VICE PRESIDENT AND
            Robert F. Vagt                          CHIEF FINANCIAL OFFICER
          Kathryn D. Wriston                           ATTORNEY IN FACT

Dated:  February 29, 1996

                         SANTA FE ENERGY RESOURCES, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1995
                            (IN MILLIONS OF DOLLARS)
================================================================================
                                        1995       1994       1993
--------------------------------------------------------------------------------
Accounts receivable
     Balance at the beginning of
       period........................     3.1        6.3        5.0
           Charge (credit) to
             income..................     --         0.6        --
           Net amounts written off...    (1.1)      (3.8)      (0.1)
           Other(a)..................     --         --         1.4
                                        -----      -----      -----
     Balance at the end of period....     2.0        3.1        6.3
                                        =====      =====      =====
------------
  (a) Represents valuation accounts related to accounts receivable acquired in merger with Adobe Resources Corporation in 1992.

                              INDEX OF EXHIBITS

A.  EXHIBITS

   EXHIBIT
    NUMBER                                                  DESCRIPTION

     3(a) Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form S-2 Registration Statement of Santa Fe Energy Resources, Inc. ("SFER, Inc.") Commission File No. 33-32831).

     3(b) Bylaws, as amended (incorporated by reference to Exhibit 3(b) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992).

     4(a) Form of Certificate of Designation, Rights and Preferences of the 7% Convertible Preferred Stock of Santa Fe Energy Resources, Inc. (incorporated by reference to Exhibit 3(b) of the Form S-4 Registration Statement of SFER, Inc., Commission File No. 33-45043).

     4(b)      Note Agreement dated as of March 31, 1990, by and among Santa
               Fe Energy Resources, Inc. and various institutional investors relating to the issuance of $365,000,000 of Senior Notes maturing 1993-2005, as amended (incorporated by reference to Exhibit 4(b) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     4(c) Amendment dated as of November 1, 1992, to Note Agreement dated as of March 30, 1990, by and among Santa Fe Energy Resources, Inc. and various institutional investors, relating to the issuance of $365,000,000 of Senior Notes maturing 1993 to 2005, as amended (incorporated by reference to Exhibit 4(c) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992).

     4(d) Amendment dated as of December 31, 1993, to Note Agreement dated as of March 30, 1990, by and among Santa Fe Energy Resources, Inc. and various institutional investors, relating to the issuance of $365,000,000 of Senior Notes maturing 1993 to 2005, as amended (incorporated by reference to Exhibit 4(d) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

     4(e) Form of Certificate of Designation of the Dividend Enhanced Convertible Stock, $.732 Series A Convertible Preferred Stock of Santa Fe Energy Resources, Inc. (incorporated by reference to
               Exhibit 4.3 of the Form S-3 Registration Statement of SFER, Inc., Commission File No. 33-52849).

     4(f) Form of Indenture dated as of May 25, 1994 and Form of Debenture relating to Santa Fe Energy Resources, Inc. 11% Senior Subordinated Debentures Due 2004 (incorporated by reference to
               Exhibit 4.1 of the Form S-3 Registration Statement of SFER, Inc., Commission File No. 33-52849).

     10(a) Agreement for the Allocation of the Consolidated Federal Income Tax Liability Among the Members of the Santa Fe Pacific Corporation ("SFP") Affiliated Group, as amended, dated December 23, 1983 (incorporated by reference to Exhibit 10.8 of the Form S-2 Registration Statement of SFER, Inc. Commission File No. 33-32831).

     *10(b) Santa Fe Energy Resources, Inc. Incentive Compensation Plan, as amended.

     *10(c) Santa Fe Energy Resources, Inc. 1990 Incentive Stock Compensation Plan, Second Amendment and Restatement.

     10(d) Example of employment agreements entered into with executive officers of SFER, Inc (incorporated by reference to Exhibit 10(f) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     10(e) Example of Indemnification Agreement with SFER, Inc. directors and officers (incorporated by reference to Exhibit 10(g) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31,
               1990).

     10(f) Spin Off Tax Indemnification Agreement between SFER, Inc. and SFP (incorporated by reference to Exhibit 10(h) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     10(g) Agreement Concerning Taxes among the Company, certain subsidiaries of the Company and SFP (incorporated by reference to Exhibit 10(i) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     10(h) Santa Fe Energy Resources Supplemental Retirement Plan, effective as of December 4, 1990 (incorporated by reference to Exhibit 10(l) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990).

     10(i) Santa Fe Energy Resources, Inc. Deferred Compensation Plan, effective as of January 1, 1991 as amended and restated, effective February 1, 1994 (incorporated by reference to Exhibit 10(p) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

     10(j) Stock Ownership and Registration Rights Agreement dated December 10, 1991, by, between and among SFER, Inc., Minorco, and Minorco (U.S.A.) Inc. (incorporated by reference to Exhibit 10(r) of the Form S-4 Registration Statement of SFER, Inc., Commission File No. 33-45043).

     10(k) Gas Marketing Agreement, dated as of December 14, 1993, between Santa Fe Energy Resources, Inc., Santa Fe Energy Operating Partners, L.P. and Adobe Gas Pipeline Company (incorporated by reference to Exhibit 10(t) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

     10(l) Second Amended and Restated Revolving Credit Agreement dated as of April 1, 1995 among Santa Fe Energy Resources, Inc., the banks signatory thereto, and Texas Commerce Bank National Association as Co-Agent and Administrative Agent and NationsBank of Texas, N.A. as Co-Agent (incorporated by reference to Exhibit 10(a) to SFER Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

     10(m) Letter of Credit Agreement dated as of April 1, 1995 among Santa Fe Energy Resources, Inc., the banks signatory thereto, and Texas Commerce Bank National Association as Co-Agent and Administrative Agent and NationsBank of Texas, N.A. as Co-Agent (incorporated by reference to Exhibit 10(b) to SFER Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

     10(n) Securities Purchase Agreement among Santa Fe Energy Resources, Inc., as Seller, and LG&E Energy Corp. and Carousel Acquisition Corporation, as Buyers, dated February 10, 1995.

     *10(o) Agreement Regarding Shelf Registration Statement dated March 24, 1995 between Santa Fe Energy Resources, Inc. and HC Associates, GKH Partners, L.P., GKH Investments, L.P., Ernest H. Cockrell Texas Testamentary Trust and Carol Cockrell Jennings Texas Testamentary Trust.

     *21       Subsidiaries of the registrant.

     *23(a) Consent of Independent Accountants with respect to Registration Statements on Form S-8 (Nos. 33-37175, 33-44541, 33-44542,
               33-58613, 33-59253 and 33-59255) and Form S-3 (No. 333-00753).

     *23(b) Consent of Ryder Scott Company with respect to Registration Statements on Form S-8 (Nos. 33-37175, 33-44541 33-44542,
               33-58613, 33-59253 and 33-59255) and Form S-3 (No. 333-00753).

     *24       Powers of Attorney

------------
* Included in this report.

     B.  REPORTS ON FORM 8-K.
         February 6, 1996
                                       70