Form 10-Q
period 1996-03-31
SANTA FE ENERGY RESOURCES INC
filed 1996-05-14
CIK 86772

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                        ------------------------

                               FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED MARCH 31, 1996

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

      Shares of Common Stock outstanding at April 15, 1996 -- 90,542,795

                     PART I - FINANCIAL STATEMENTS

                                        PAGE
                                        ----
Consolidated Statement of Operations
  Three Months Ended March 31, 1996
  and 1995...........................     2
Consolidated Balance Sheet
  March 31, 1996 and December 31,
  1995...............................     3
Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1996
  and 1995...........................     4
Consolidated Statement of
  Shareholders' Equity
  Three Months Ended March 31, 1996
  and 1995...........................     5
Notes to Consolidated Financial
  Statements.........................     6
Management's Discussion and Analysis
  of Financial Condition
  and Results of Operations..........    10

                    SANTA FE ENERGY RESOURCES, INC.
            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
Revenues
     Crude oil and liquids...........  $    94.5  $    79.0
     Natural gas.....................       24.9       15.0
     Crude oil marketing and
      trading........................        4.1        2.9
     Other...........................     --            1.7
                                       ---------  ---------
                                           123.5       98.6
                                       ---------  ---------
Costs and Expenses
     Production and operating........       43.8       38.6
     Exploration, including dry hole
      costs..........................        5.6        6.0
     Depletion, depreciation and
      amortization...................       32.3       31.3
     General and administrative......        6.0        5.9
     Taxes (other than income).......        6.1        4.3
     Loss (gain) on disposition of
      oil and gas properties.........        0.2     --
                                       ---------  ---------
                                            94.0       86.1
                                       ---------  ---------
Income from Operations...............       29.5       12.5
     Interest income.................        0.5        0.8
     Interest expense................       (9.6)     (10.1)
     Interest capitalized............        1.3        0.9
     Other income (expense)..........       (0.3)       2.2
                                       ---------  ---------
Income Before Income Taxes...........       21.4        6.3
     Income tax expense..............       (8.8)      (2.7)
                                       ---------  ---------
Net Income...........................       12.6        3.6
     Preferred dividend
      requirement....................       (3.7)      (3.7)
                                       ---------  ---------
Earnings (Loss) Attributable to
  Common Shares......................  $     8.9  $    (0.1)
                                       =========  =========
Earnings (Loss) Attributable to
  Common Shares Per Share............  $    0.10  $  --
                                       =========  =========
Weighted Average Number of Shares
  Outstanding (in millions)..........       90.4       90.1
                                       =========  =========

  The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                         MARCH 31,       DECEMBER 31,
                                           1996              1995
                                        -----------      ------------
                                        (UNAUDITED)
               ASSETS
Current Assets
     Cash and cash equivalents.......    $     50.4       $     42.6
     Accounts receivable.............          93.0             89.0
     Inventories.....................           9.7             10.5
     Other current assets............          18.4             17.2
                                        -----------      ------------
                                              171.5            159.3
                                        -----------      ------------
Properties and Equipment, at cost
     Oil and gas (on the basis of
      successful efforts
      accounting)....................       2,386.3          2,336.3
     Other...........................          36.2             35.6
                                        -----------      ------------
                                            2,422.5          2,371.9
     Accumulated depletion,
      depreciation, amortization and
      impairment.....................      (1,513.5)        (1,482.4)
                                        -----------      ------------
                                              909.0            889.5
                                        -----------      ------------
Other Assets
     Receivable under gas balancing
      arrangements...................           5.7              5.8
     Other...........................           8.1             10.2
                                        -----------      ------------
                                               13.8             16.0
                                        -----------      ------------
                                         $  1,094.3       $  1,064.8
                                        ===========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable................    $     75.6       $     73.1
     Interest payable................          17.1              7.9
     Current portion of long-term
      debt...........................          35.0          --
     Other current liabilities.......          27.9             28.6
                                        -----------      ------------
                                              155.6            109.6
                                        -----------      ------------
Long-Term Debt.......................         309.4            344.4
                                        -----------      ------------
Deferred Revenues....................           5.5              4.9
                                        -----------      ------------
Other Long-Term Obligations..........          24.4             24.2
                                        -----------      ------------
Deferred Income Taxes................          70.7             64.0
                                        -----------      ------------
Commitments and Contingencies (Note
  3).................................       --               --
                                        -----------      ------------
Convertible Preferred Stock..........          80.0             80.0
                                        -----------      ------------
Shareholders' Equity
     Preferred stock.................       --               --
     $.732 Series A preferred
      stock..........................          91.4             91.4
     Common stock....................           0.9              0.9
     Paid-in capital.................         503.5            501.4
     Accumulated deficit.............        (146.8)          (155.7)
     Foreign currency translation
      adjustment.....................          (0.3)            (0.3)
                                        -----------      ------------
                                              448.7            437.7
                                        -----------      ------------
                                         $  1,094.3       $  1,064.8
                                        ===========      ============

The accompanying notes are an integral part of these financial statements.

                    SANTA FE ENERGY RESOURCES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (IN MILLIONS OF DOLLARS)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
Operating Activities:
     Net income......................  $    12.6  $     3.6
     Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
          Depletion, depreciation and
            amortization.............       32.3       31.3
          Deferred income taxes......        6.7        1.8
          Net loss (gain) on
            disposition of
            properties...............        0.2     --
          Exploratory dry hole
            costs....................        0.3        2.8
          Other......................        0.5       (1.5)
     Changes in operating assets and
      liabilities:
          Decrease (increase) in
            accounts receivable......        4.0        7.0
          Decrease (increase) in
            inventories..............        0.8       (0.9)
          Increase (decrease) in
            accounts payable.........       14.0      (14.3)
          Increase (decrease) in
            interest payable.........        9.2       (4.2)
          Increase (decrease) in
            income taxes payable.....        0.1        0.2
          Net change in other assets
            and liabilities..........      (13.4)      (5.6)
                                       ---------  ---------
Net Cash Provided by Operating
  Activities.........................       67.3       20.2
                                       ---------  ---------
Investing Activities:
     Capital expenditures, including
      exploratory dry hole costs.....      (39.1)     (45.6)
     Acquisitions of producing
      properties.....................      (17.0)      (0.2)
     Net proceeds from sales of
      properties.....................        0.3        4.1
                                       ---------  ---------
Net Cash Used in Investing
  Activities.........................      (55.8)     (41.7)
                                       ---------  ---------
Financing Activities:
     Principal payments on long-term
      borrowings.....................     --          (10.0)
     Cash dividends paid.............       (3.7)      (3.7)
                                       ---------  ---------
Net Cash Used in Financing
  Activities.........................       (3.7)     (13.7)
                                       ---------  ---------
Net Cash Provided (Used) in
  the Period.........................        7.8      (35.2)

Cash and Cash Equivalents at
  Beginning of Period................       42.6       53.7
                                       ---------  ---------
Cash and Cash Equivalents at End of
  Period.............................  $    50.4  $    18.5
                                       =========  =========

The accompanying notes are an integral part of these financial statements.

                    SANTA FE ENERGY RESOURCES, INC.
       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                    (SHARES AND DOLLARS IN MILLIONS)


                                            $.732
                                          SERIES A
                                         CONVERTIBLE                                                  FOREIGN
                                       PREFERRED STOCK    COMMON STOCK                               CURRENCY         TOTAL
                                       ---------------   ---------------   PAID-IN    ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                       SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL      DEFICIT     ADJUSTMENT        EQUITY
                                       ------   ------   ------   ------   --------   -----------   -----------   --------------
Balance at December 31, 1995.........   10.7    $91.4     90.3     $0.9     $ 501.4     $(155.7)       $(0.3)         $437.7
  Issuance of common stock...........   --       --        0.2     --           2.1      --            --                2.1
  Net income.........................   --       --       --       --         --           12.6        --               12.6
  Dividends declared.................   --       --       --       --         --           (3.7)       --               (3.7)
                                       ------   ------   ------   ------   --------   -----------   -----------   --------------
Balance at March 31, 1996............   10.7    $91.4     90.5     $0.9     $ 503.5     $(146.8)       $(0.3)         $448.7
                                       ======   ======   ======   ======   ========   ===========   ===========   ==============
Balance at December 31, 1994.........   10.7    $91.4     90.0     $0.9     $ 498.9     $(167.5)       $(0.4)         $423.3
  Issuance of common stock...........   --       --        0.1     --           1.8      --            --                1.8
  Foreign currency translation
   adjustment........................   --       --       --       --         --         --              0.1             0.1
  Net income.........................   --       --       --       --         --            3.6        --                3.6
  Dividends declared.................   --       --       --       --         --           (3.7)       --               (3.7)
                                       ------   ------   ------   ------   --------   -----------   -----------   --------------
Balance at March 31, 1995............   10.7    $91.4     90.1     $0.9     $ 500.7     $(167.6)       $(0.3)         $425.1
                                       ======   ======   ======   ======   ========   ===========   ===========   ==============

The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1996 and the Company's results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. Interim period results are not necessarily indicative of results of operations or cash flows for a full- year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

(2)  STATEMENT OF CASH FLOWS

     The Company made interest and income tax payments as follows during the three months ended March 31, 1996 and 1995 (in millions of dollars):

                                          1996        1995
                                          -----     --------
     Interest payments...............       --        13.7
     Income tax payments.............      0.2         0.5

In addition, during the three months ended March 31, 1995 the Company received a $1.0 million income tax refund.

(3)  COMMITMENTS AND CONTINGENCIES

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

     The Company currently has open crude hedges on (i) an average of 7,800 barrels per day for the period April to September 1996 at an average NYMEX WTI price of $18.84 per barrel and (ii) provided that the NYMEX WTI price is greater than approximately $17.00 per barrel, up to an additional 8,000 barrels per day for the period April through September 1996 at an average NYMEX WTI price of $18.68 per barrel. The "break-even price" (the average of the daily settlement prices which result in no settlement being due to or from the Company) with respect to all such contracts is approximately $18.75 per barrel. During the first quarter of 1996 crude oil hedges resulted in a $3.5 million decrease in revenues.

     The Company currently has open natural gas hedges on (i) an average of approximately 53.3 MMcf per day of its Gulf Coast production for the period April to December 1996 at an approximate break-even price of $1.68 per Mcf and (ii) an average of approximately 30 MMcf per day of its Permian Basin production for the period April to December 1996 at an approximate break-even price of $1.51 per Mcf, based on index

                    SANTA FE ENERGY RESOURCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

prices at certain settlement points. Due to its location, Permian Basin gas sells at a discount to Gulf Coast gas. Natural gas sales hedges resulted in a decrease in revenues of $5.7 million in the first quarter of 1996.

     In addition to its oil and gas sales hedges, for the second quarter of 1996 the Company has hedged 20 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Monthly settlements are based on the difference between the settlement price quoted on the NYMEX and the index price for San Juan Basin natural gas. Gains or losses are recognized in production and operating costs in the period in which the hedged gas is consumed in operations.

     In instances where the difference between the NYMEX price and the San Juan Basin index price is greater than $0.53, the Company pays an amount based on the difference and in instances where the difference is less than $0.53, the Company receives a payment based on the difference. Each $0.10 per Mcf change in the spread between the NYMEX price and the San Juan Basin index price results in a monthly increase or decrease in production and operating costs of $60,000. Such hedges resulted in a $1.7 million increase in production and operating costs in the first quarter of 1996.

     Based on the settlement prices of the applicable NYMEX futures contracts or the estimated prices with respect to certain other indices in effect at the end of the first quarter of 1996, the loss to the Company with respect to the currently open oil and gas hedges during the last nine months of 1996 would be approximately $12.5 million. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amount due to the volatility of the futures markets and other indices.

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

     The Company has been identified as one of over 250 potentially responsible parties ("PRPs") at a superfund site in Los Angeles County, California. The site was operated by a third party as a waste disposal facility from 1948 until 1983. The Environmental Protection Agency ("EPA") is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In November 1988 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company was a member of the group Coalition Undertaking Remediation Efforts ("CURE") which was responsible for constructing and operating the leachate treatment plant. This phase is now complete and the Company's share of costs with respect to this phase was $1.6 million ($0.9 million after recoveries from working interest participants in the unit in which the wastes were generated). Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The Company's share of costs of this phase is expected to be $3.0 million (based on an agreement with the other working interest participants in the unit to assume $1.3 million of the original settlement amount, the Company's net share of such costs is $1.7 million) and such costs have been provided for in the financial

                    SANTA FE ENERGY RESOURCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

statements. The Company cannot currently estimate the cost of any subsequent phases of work or final remediation which may be required by the EPA. Another consent decree is currently being executed by the PRPs and will be logged with the court for approval. This consent decree allows for the settlement of the pending lawsuits against the municipalities and transporters not named by the EPA. The settlement payment by such municipalities and transporters totals approximately $70.0 million of which approximately $55.0 million will be credited against future expenses. The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed September 7, 1994 by ninety-five homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. At this stage of the lawsuit the Company is not able to estimate costs or potential liability.

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

  OTHER MATTERS

     The Company has certain long-term contracts ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $9.6 million per year (based on prices and transportation charges in effect for March
1996). In connection with the development of a gas field in Argentina in which the Company has a 19.9% working interest, a gas contract for 106 million cubic feet of gas per day with "take-or-pay" and "delivery-or-pay" obligations was executed in 1994 with a gas distribution company.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported earnings to common shares for the first quarter of 1996 of $8.9 million, or $0.10 per share, compared to a loss of $0.1 million, or breakeven per share, in the first quarter of 1995. The increased earnings resulted from higher prices and increased production, combined with lower costs per barrel of oil equivalent ("BOE") produced. Crude oil and liquids production of 70,400 barrels per day in the first quarter of 1996 represents the highest quarterly average in the Company's history. Natural gas production averaged 154.0 MMcf per day in the first quarter of 1996 compared to 130.5 MMcf per day in the first quarter of 1995. The Company's average hedged sales price for crude oil and liquids of $14.93 per barrel in the first quarter of 1996 was $1.08 per barrel higher than the first quarter of 1995. Similarly, the Company's average hedged sales price for natural gas increased $0.52 per Mcf from the prior year to $1.83 in the first quarter of 1996. The Company's total costs and expenses per BOE produced declined $0.38 in the first quarter of 1996 as compared with the first quarter of 1995.

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

     The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for the first quarter of 1996 of $15.29 per barrel, compared to $18.04 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of prices for sweeter light crude oil). In the first quarter of 1996 the Company's average sales price for California heavy crude oil was $14.97 per barrel, approximately 83% of the average posted price for WTI.

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. During 1995 and 1996 the actual average sales price (unhedged) received by the Company ranged from a high of $15.48 per barrel in the first quarter of 1996 to a low of $13.53 per barrel for the fourth quarter of 1995. Based on operating results for the first quarter of 1996, the Company estimates that, on an annualized basis, a $1.00 per barrel increase or decrease in its average domestic crude oil sales prices would result in a corresponding $22.7 million change in income from operations and a $17.0 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depreciation and depletion, that would result from a change in oil prices.

     The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price (unhedged) received by the Company in 1995 and 1996 for its natural gas ranged from a high of $2.23 per Mcf in the first quarter of 1996 to a low of $1.31 per Mcf in the first quarter of 1995. Based on operating results for the first quarter of 1996, the Company estimates that, on an annualized basis, a $0.10 per Mcf increase or decrease in its average domestic natural gas sales price would result in a corresponding $4.8 million change in income from operations and a $3.6 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depletion and depreciation, that would result from a change in natural gas prices.

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

     The Company currently has open crude hedges on (i) an average of 7,800 barrels per day for the period April through September 1996 at an average NYMEX WTI price of $18.84 per barrel and (ii) provided that the NYMEX WTI price is greater than approximately $17.00 per barrel, up to an additional 8,000 barrels per day for the period April through September 1996 at an average NYMEX WTI price of $18.68 per barrel. The "break-even price" (the average of the settlement prices which result in no settlement being due to or from the Company) with respect to all such contracts is approximately $18.75 per barrel. The following table reflects estimated amounts due to or from the Company assuming the stated settlement prices are in effect for the entire period the aforementioned hedges are in effect.

                SETTLEMENT PRICE       DUE TO (FROM) COMPANY
              (DOLLARS PER BARREL)     (MILLIONS OF DOLLARS)
              --------------------     ---------------------
                      22.00                     (9.4)
                      21.00                     (6.5)
                      20.00                     (3.6)
                      19.00                     (0.7)
                      18.00                      2.2

During the first quarter of 1996 crude oil hedges resulted in a $3.5 million decrease in revenues.

     The Company currently has open natural gas hedges on (i) an average of approximately 53.3 MMcf per day of its Gulf Coast production for the period April through December 1996 at an approximate break-even price of $1.68 per Mcf and (ii) an average of approximately 30.0 MMcf per day of its Permian Basin production for the period April through December 1996 at an approximate break-even price of $1.51 per Mcf, based on index prices at certain settlement points. Due to its location, Permian Basin gas sells at a discount to Gulf Coast gas. Natural gas sales hedges resulted in a decrease in revenues of $5.7 million in the first quarter of 1996.

     With respect to the Gulf Coast production hedges, a $0.10 per Mcf decrease or increase in the average settlement price for a month results in a $163,000 increase or decrease in revenues, respectively. With respect to the Permian Basin production hedges, a $0.10 per Mcf decrease or increase in the average settlement price for a month results in a $92,000 increase or decrease in revenues, respectively.

     In addition to its oil and gas sales hedges for the second quarter of 1996 the Company has hedged 20.0 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Monthly settlements are based on the difference between the settlement price quoted on the NYMEX and the index price for San Juan Basin natural gas. Gains or losses are recognized in production and operating costs in the period in which the hedged gas is consumed in operations.

     In instances where the difference between the NYMEX price and the San Juan Basin index price is greater than $0.53, the Company pays an amount based on the difference and in instances where the difference is less than $0.53, the Company receives a payment based on the difference. Each $0.10 per Mcf change in the spread between the NYMEX price and the San Juan Basin index price results in a monthly increase or decrease in production and operating costs of $60,000. Such hedges resulted in a $1.7 million increase in production and operating costs in the first quarter of 1996.

RESULTS OF OPERATIONS

  REVENUES

     The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:

                                           THREE MONTHS
                                         ENDED MARCH 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
CRUDE OIL AND LIQUIDS
  REVENUES ($MILLIONS)
     Sales
       Domestic
          California Heavy...........       56.0       43.6
          Other......................       31.7       24.8
                                       ---------  ---------
                                            87.7       68.4
          Argentina..................        4.3        3.4
          Indonesia..................        7.1        8.3
       Hedging.......................       (3.5)    --
       Net Profits Payments..........       (1.1)      (1.1)
                                       ---------  ---------
                                            94.5       79.0
                                       =========  =========
  VOLUMES (MBBLS/DAY)
     Domestic
       California Heavy..............       41.1       37.9
       Other.........................       22.0       18.2
                                       ---------  ---------
                                            63.1       56.1
     Argentina.......................        2.9        2.5
     Indonesia.......................        4.4        5.6
                                       ---------  ---------
                                            70.4       64.2
                                       =========  =========
  SALES PRICES ($/BBL)
     Unhedged
       Domestic
          California Heavy...........      14.97      12.80
          Other......................      15.87      15.02
          Total......................      15.29      13.52
       Argentina.....................      16.13      15.04
       Indonesia.....................      17.79      16.64
       Total.........................      15.48      13.85
     Hedged..........................      14.93      13.85
NATURAL GAS
  REVENUES ($MILLIONS)
     Sales...........................       31.3       15.4
     Hedging.........................       (5.7)    --
     Net Profits Payments............       (0.7)      (0.4)
                                       ---------  ---------
                                            24.9       15.0
                                       =========  =========
  VOLUMES (MMCF/DAY).................      154.0      130.5
  SALES PRICES ($/MCF)
     Unhedged........................       2.23       1.31
     Hedged..........................       1.83       1.31

     Total revenues increased 25% from $98.6 million in the first quarter of 1995 to $123.5 million in the first quarter of 1996. Crude oil and liquids revenues increased from $79.0 million in the first quarter of 1995 to $94.5 million in the first quarter of 1996 reflecting improved market conditions which resulted in an increase in the Company's unhedged average sales price from $13.85 per barrel in 1995 to $15.48 per barrel in 1996 and an increase in oil and liquids production from 64,200 barrels per day in the first quarter of 1995 to 70,400 barrels per day in the first quarter of 1996. Crude oil and liquids revenues for the first quarter of 1996 include a $3.5 million loss on hedging transactions. Natural gas revenues increased from $15.0 million in the first quarter of 1995 to $24.9 million in the first quarter of 1996 as the Company's average sales price (unhedged) increased from $1.31 per Mcf in 1995 to $2.23 per Mcf in 1996 and sales volumes increased from
130.5 MMcf per day in 1995 to 154.0 MMcf per day in 1996. The increase in sales volumes primarily reflects production from the Company's Sierra Chata field in Argentina (17.3 MMcf per day in the first quarter of 1996) which began production in the second quarter of 1995. Natural gas revenues for the first quarter of 1996 include a $5.7 million loss on hedging transactions.

  COSTS AND EXPENSES

     The following table sets forth certain of the Company's costs and expenses, expressed in dollars per barrel of oil equivalent ("BOE") produced by the Company during the period:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
Production and operating costs (a)...       5.00       4.99
Exploration, including dry hole......       0.64       0.78
Depletion, depreciation and
  amortization.......................       3.70       4.04
General and administrative costs.....       0.69       0.76
Taxes other than income (b)..........       0.70       0.56
Interest, net (c)....................       0.89       1.07
- ------------
  (a) Excluding related production, severance and ad valorem taxes.

  (b) Includes production, severance and ad valorem taxes.

  (c) Reflects interest expense less amounts capitalized and interest income.

     Costs and expenses for the first quarter of 1996 totalled $94.0 million compared to $86.1 million in the first quarter of 1995. Production and operating costs for the first quarter of 1996 are $5.2 million higher than the first quarter of 1995 primarily reflecting higher production volumes and $1.7 million in expenses related to hedges of natural gas purchased in connection with steam generation operations in California (See -- General). Taxes other than income in the first quarter of 1995 includes benefits of $1.0 million related to an adjustment to ad valorem taxes recorded in prior periods and $0.7 million related to the settlement of certain disputed sales and use taxes.

     Other income (expense) for the first quarter of 1995 includes a $2.3 million gain on the sale of the Company's interest in Cherokee Resources Incorporated, a privately-held oil and gas company.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25"). Companies electing to continue accounting in accordance with Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method defined in FAS 123 had been applied. The Company will continue to account for stock-based compensation in accordance with Opinion 25 and will make pro forma disclosures in accordance with the provisions of FAS 123 beginning in its 1996 annual financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 26% over the five years ended December 31, 1995; however, no assurances can be given that such increase will occur in the future. Historically, the Company has generally funded development and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities and net proceeds from sales of properties totalled $67.6 million in the first quarter of 1996; net cash used for capital expenditures and producing property acquisitions in such period totalled $56.1 million.

     The Company's 1995 capital program totalled approximately $204.6 million, a level which allowed the Company to more than replace its 1995 production. The Company expects to spend approximately $208.6 million on its 1996 program. However, the actual amount expended by the Company in 1996 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds. Through March 31, 1996 the Company had expended $48.9 million (including $17.0 million on acquisitions of producing properties in its Central and Gulf Coast divisions) on its 1996 program.

     Effective April 1, 1995 the Company entered into the Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement"), an unsecured revolving credit agreement which matures December 31, 1998. The maximum borrowing limits under the Credit Agreement are currently $105.0 million, $65.0 million beginning February 28, 1997 and $30.0 million beginning February 28, 1998. Interest rates under the Credit Agreement are tied to LIBOR or the bank's prime rate with the actual interest rate based upon certain ratios and the value and projected timing of production of the Company's oil and gas reserves. At March 31, 1996, $6.3 million in letters of credit were outstanding under the terms of the Credit Agreement.

     The Company has three short-term uncommitted lines of credit totalling $50.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At March 31, 1996 no amounts were outstanding under these lines of credit.

     Certain of the Company's credit agreements and the indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at March 31, 1996 the Company could incur up to $203.4 million of additional indebtedness and pay dividends of up to $121.4 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $54.5 million.

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

DIVIDENDS

     Dividends on the Company's 7% Convertible Preferred Stock and Series A Preferred Stock are cumulative at an annual rate of $1.40 per share and $0.732 per share, respectively. No dividends may be declared or paid with respect to the Company's common stock if any dividends with respect to the 7% Convertible Preferred Stock or Series A Preferred Stock are in arrears. None of the dividends with respect to the Company's 7% Convertible Preferred Stock and Series A Preferred Stock are in arrears. The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is at the sole discretion of the Company's Board of Directors and will depend on dividend requirements with respect to the preferred stock, the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.

                                PART II
                           OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

        EXHIBIT
         NUMBER                   DESCRIPTION
        -------                   -----------
         10(a)    -- Santa Fe Energy Resources, Inc. 1990 Incentive Stock
                     Compensation Plan, Third Amendment and Restatement.

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

                                        SANTA FE ENERGY RESOURCES, INC.
                                                 (Registrant)

                                        By /s/ R. GRAHAM WHALING
                                               R. Graham Whaling
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)
Houston, Texas
May 14, 1996
                                      17