Form 10-Q
period 1996-06-30
SANTA FE ENERGY RESOURCES INC
filed 1996-08-13
CIK 86772

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

       Shares of Common Stock outstanding at August 1, 1996 -- 90,676,064

                          PART I - FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Consolidated Statement of Operations
  Three Months and Six Months Ended June 30, 1996 and 1995.............     2
Consolidated Balance Sheet
  June 30, 1996 and December 31, 1995..................................     3
Consolidated Statement of Cash Flows
  Three Months and Six Months Ended June 30, 1996 and 1995.............     4
Consolidated Statement of
  Shareholders' Equity
  Six Months Ended June 30, 1996 and 1995..............................     5
Notes to Consolidated Financial Statements.............................     6
Management's Discussion and Analysis
  of Financial Condition and Results of Operations.....................    10

                         SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       ---------------------   ----------------------
                                           1996        1995        1996        1995
                                       ----------  ----------  ----------  ----------
Revenues
     Crude oil and liquids .........   $    105.7  $    88.1  $    200.2  $    167.1
     Natural gas ...................         24.9       18.7        49.8        33.7
     Crude oil marketing and
       trading .....................          5.2        3.2         9.3         6.1
     Other .........................          0.3       (0.3)        0.3         1.4
                                       ----------  ----------  ----------  ----------
                                            136.1      109.7       259.6       208.3
                                       ----------  ----------  ----------  ----------
Costs and Expenses
     Production and operating ......         44.0       37.6        87.8        76.2
     Exploration, including dry hole
       costs .......................          5.9        5.1        11.5        11.1
     Depletion, depreciation and
       amortization ................         35.1       31.8        67.4        63.1
     Impairment of oil and gas
       properties ..................         10.4      --            10.4      --
     General and administrative ....          7.9        6.9        13.9        12.8
     Taxes (other than income) .....          6.5        5.8        12.6        10.1
     Loss (gain) on disposition of
       oil and gas properties ......          0.3      --             0.5      --
                                       ----------  ----------  ----------  ----------
                                            110.1       87.2       204.1       173.3
                                       ----------  ----------  ----------  ----------
Income from Operations .............         26.0       22.5        55.5        35.0
     Interest income ...............          0.5        0.7         1.0         1.5
     Interest expense ..............         (9.7)      (9.8)      (19.3)      (19.9)
     Interest capitalized ..........          1.2        1.2         2.5         2.1
     Other income (expense) ........         (0.2)      (0.8)       (0.5)        1.4
                                       ----------  ----------  ----------  ----------
Income Before Income Taxes .........         17.8       13.8        39.2        20.1
     Income tax expense ............         (0.4)      (6.2)       (9.2)       (8.9)
                                       ----------  ----------  ----------  ----------
Net Income .........................         17.4        7.6        30.0        11.2
     Preferred dividend
       requirement .................         (3.7)      (3.7)       (7.4)       (7.4)
                                       ----------  ----------  ----------  ----------
Earnings (Loss) Attributable to
  Common Shares ....................   $     13.7  $     3.9  $     22.6  $      3.8
                                       ==========  ==========  ==========  ==========
Earnings (Loss) Attributable to
  Common Shares
  Per Share ........................   $      0.15 $     0.04 $      0.25 $      0.04
                                       ==========  ==========  ==========  ==========
Weighted Average Number of Shares
  Outstanding
  (in millions) ....................         90.6        90.3        90.5        90.2
                                       ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                        JUNE 30,    DECEMBER 31,
                                                         1996          1995
                                                        --------    --------
                                                       (UNAUDITED)
Current Assets
     Cash and cash equivalents ....................   $     43.3  $     42.6
     Accounts receivable ..........................         89.3        89.0
     Inventories ..................................         11.7        10.5
     Other current assets .........................         19.3        17.2
                                                        --------    --------
                                                           163.6       159.3
                                                        --------    --------
Properties and Equipment, at cost
     Oil and gas (on the basis of
      successful efforts accounting) ..............      2,446.1     2,336.3
     Other ........................................         38.5        35.6
                                                        --------    --------
                                                         2,484.6     2,371.9
     Accumulated depletion,
      depreciation, amortization and
      impairment ..................................     (1,549.3)   (1,482.4)
                                                        --------    --------
                                                           935.3       889.5
                                                        --------    --------
Other Assets
     Receivable under gas balancing
      arrangements ................................          5.1         5.8
     Other ........................................          8.5        10.2
                                                        --------    --------
                                                            13.6        16.0
                                                        --------    --------
                                                      $  1,112.5  $  1,064.8
                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable .............................   $     85.9  $     73.1
     Interest payable .............................          7.9         7.9
     Current portion of long-term
      debt ........................................         35.0       --
     Other current liabilities ....................         30.8        28.6
                                                        --------    --------
                                                           159.6       109.6
                                                        --------    --------
Long-Term Debt ....................................        309.4       344.4
                                                        --------    --------
Deferred Revenues .................................          4.5         4.9
                                                        --------    --------
Other Long-Term Obligations .......................         26.3        24.2
                                                        --------    --------
Deferred Income Taxes .............................         69.2        64.0
                                                        --------    --------
Commitments and Contingencies (Note 3) ............         --          --
                                                        --------    --------
Convertible Preferred Stock .......................         80.0        80.0
                                                        --------    --------
Shareholders' Equity
     Preferred stock ..............................         --          --
     $.732 Series A preferred
      stock .......................................         91.4        91.4
     Common stock .................................          0.9         0.9
     Paid-in capital ..............................        504.6       501.4
     Accumulated deficit ..........................       (133.1)     (155.7)
     Foreign currency translation
      adjustment ..................................         (0.3)       (0.3)
                                                        --------    --------
                                                           463.5       437.7
                                                        --------    --------
                                                      $  1,112.5  $  1,064.8
                                                        ========    ========

   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                   --------------------  --------------------
                                                       1996     1995      1996      1995
                                                      -----    -----    ------    ------
Operating Activities:
     Net income .................................   $  17.4  $   7.6  $   30.0  $   11.2
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
          Depletion, depreciation and
             amortization .......................      35.1     31.8      67.4      63.1
          Impairment of oil and gas
             properties .........................      10.4      --       10.4       --
          Deferred income taxes .................      (1.5)     5.0       5.2       6.8
          Net loss (gain) on
             disposition of
             properties .........................       0.3      --        0.5       --
          Exploratory dry hole
             costs ..............................       1.1      1.4       1.4       4.2
          Other .................................       0.9      0.5       1.4      (1.0)
     Changes in operating assets and liabilities:
          Decrease (increase) in
             accounts receivable ................      (4.3)     2.4      (0.3)      9.4
          Decrease (increase) in
             inventories ........................      (2.0)    (2.3)     (1.2)     (3.2)
          Increase (decrease) in
             accounts payable ...................      (4.5)    10.8       9.5      (3.5)
          Increase (decrease) in
             interest payable ...................      (9.2)     3.6       --       (0.6)
          Increase (decrease) in
             income taxes payable ...............       1.3      0.9       1.4       1.1
          Net change in other assets
             and liabilities ....................      14.2     (2.3)      0.8      (7.9)
                                                      -----    -----    ------    ------
Net Cash Provided by Operating
  Activities ....................................      59.2     59.4     126.5      79.6
                                                      -----    -----    ------    ------
Investing Activities:
     Capital expenditures, including
       exploratory dry hole costs ...............     (45.3)   (60.6)    (84.4)   (106.2)
     Acquisitions of producing
       properties ...............................     (18.3)   (27.6)    (35.3)    (27.8)
     Net proceeds from sales of
       properties ...............................       0.1     54.6       0.4      58.7
                                                      -----    -----    ------    ------
Net Cash Used in Investing
  Activities ....................................     (63.5)   (33.6)   (119.3)    (75.3)
                                                      -----    -----    ------    ------
Financing Activities:
     Issuance of common stock ...................       0.9      --        0.9       --
     Principal payments on long-term
       borrowings ...............................       --       --        --      (10.0)
     Cash dividends paid ........................      (3.7)    (3.7)     (7.4)     (7.4)
                                                      -----    -----    ------    ------
Net Cash Used in Financing
  Activities ....................................      (2.8)    (3.7)     (6.5)    (17.4)
                                                      -----    -----    ------    ------
Net Cash Provided (Used) in the
  Period ........................................      (7.1)    22.1       0.7     (13.1)
Cash and Cash Equivalents at
  Beginning of Period ...........................      50.4     18.5      42.6      53.7
                                                      -----    -----    ------    ------
Cash and Cash Equivalents at End of
  Period ........................................   $  43.3  $  40.6  $   43.3  $   40.6
                                                      =====    =====    ======    ======

   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        (SHARES AND DOLLARS IN MILLIONS)

                                            $.732
                                          SERIES A
                                         CONVERTIBLE                                                  FOREIGN
                                       PREFERRED STOCK    COMMON STOCK                               CURRENCY         TOTAL
                                       ---------------   ---------------   PAID-IN    ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                       SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL      DEFICIT     ADJUSTMENT        EQUITY
                                       ------   ------   ------   ------   --------   -----------   -----------   --------------
Balance at December 31, 1995.........   10.7    $91.4     90.3     $0.9     $ 501.4     $(155.7)       $(0.3)         $437.7
  Issuance of common stock...........   --       --        0.3     --           3.2      --            --                3.2
  Net income.........................   --       --       --       --         --           30.0        --               30.0
  Dividends declared.................   --       --       --       --         --           (7.4)       --               (7.4)
                                       ------   ------   ------   ------   --------   -----------   -----------   --------------
Balance at June 30, 1996.............   10.7    $91.4     90.6     $0.9     $ 504.6     $(133.1)       $(0.3)         $463.5
                                       ======   ======   ======   ======   ========   ===========   ===========   ==============

Balance at December 31, 1994.........   10.7    $91.4     90.0     $0.9     $ 498.9     $(167.5)       $(0.4)         $423.3
  Issuance of common stock...........   --       --        0.3     --           2.1      --            --                2.1
  Foreign currency translation
   adjustment........................   --       --       --       --         --         --              0.1             0.1
  Net income.........................   --       --       --       --         --           11.2        --               11.2
  Dividends declared.................   --       --       --       --         --           (7.4)       --               (7.4)
                                       ------   ------   ------   ------   --------   -----------   -----------   --------------
Balance at June 30, 1995.............   10.7    $91.4     90.3     $0.9     $ 501.0     $(163.7)       $(0.3)         $429.3
                                       ======   ======   ======   ======   ========   ===========   ===========   ==============

   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1996 and the Company's results of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

(2)  STATEMENT OF CASH FLOWS

     The Company made interest and income tax payments as follows during the three-month and six-month periods ended June 30, 1996 and 1995 (in millions of dollars):


                                          THREE MONTHS            SIX MONTHS
                                         ENDED JUNE 30,         ENDED JUNE 30,
                                     ---------------------   -------------------
                                       1996        1995        1996       1995
                                     --------   ----------   --------   --------
     Interest payments............     18.5         5.5        18.5       19.2
     Income tax payments..........      1.9         0.3         2.1        0.8

In addition, during the three months ended June 30, 1996 the Company received a $4.6 million income tax refund and during the three months ended March 31, 1995 the Company received a $1.0 million income tax refund.

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

     The Company has open crude oil hedges on (i) an average of 11,300 barrels per day for the period July to September 1996 at an average NYMEX WTI price of $19.13 per barrel and (ii) provided that the NYMEX WTI price exceeds an average of $17.00 per barrel, up to an additional 4,700 barrels per day for the period July through September 1996 at an average NYMEX WTI price of $18.65 per barrel. The "break-even price" (the average of the daily settlement prices which result in no settlement being due to or from the Company) with respect to all such contracts is approximately $18.99 per barrel. During the first six months of 1996 crude oil hedges resulted in a $9.0 million decrease in revenues.

     The Company has open natural gas hedges on (i) an average of approximately 50 MMcf per day of its Gulf Coast production for the period July to December 1996 at an approximate break-even price of $1.70

                         SANTA FE ENERGY RESOURCES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) per Mcf and (ii) an average of approximately 30 MMcf per day of its Permian Basin production for the period July to December 1996 at an approximate break-even price of $1.52 per Mcf, based on index prices at certain settlement points. Due to its location, Permian Basin gas sells at a discount to Gulf Coast gas. Natural gas sales hedges resulted in a decrease in revenues of $10.8 million in the first six months of 1996.

     In addition to its oil and gas sales hedges, during the first six months of 1996 the Company hedged 20 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Such hedges, which terminated at the end of the second quarter, resulted in a $3.2 million increase in production and operating costs in the first six months of 1996.

     Based on the settlement prices of the applicable NYMEX futures contracts or the estimated prices with respect to certain other indices in effect at the end of the second quarter of 1996, the loss to the Company with respect to its open oil and gas hedges during the last six months of 1996 would be approximately $14.1 million. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amount due to the volatility of the futures markets and other indices.

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

     The Company has been identified as one of over 250 potentially responsible parties ("PRPs") at a superfund site in Los Angeles County, California. The site was operated by a third party as a waste disposal facility from 1948 until 1983. The Environmental Protection Agency ("EPA") is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In November 1988 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company was a member of the group Coalition Undertaking Remediation Efforts ("CURE") which was responsible for constructing and operating the leachate treatment plant. This phase is now complete and the Company's share of costs with respect to this phase was $1.6 million ($0.9 million after recoveries from working interest participants in the unit in which the wastes were generated). Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions and provide landfill cover. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The Company's share of costs of this phase is expected to be $1.7 million and such costs have been provided for in the financial statements. Another consent decree has been entered into allowing for the settlement of the pending lawsuits against the municipalities and transporters not named by the EPA. The settlement payment by such municipalities and transporters totals approximately $70.0 million of which $52.0 million will be credited against future expenses. The Company cannot currently estimate the cost of any subsequent phases of work or final remediation which may be required by the EPA.

     The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed September 7, 1994 by ninety-five homeowners alleging, among other things, nuisance,

                         SANTA FE ENERGY RESOURCES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) trespass, strict liability and infliction of emotional distress. A second lawsuit has been filed by thirty-three additional homeowners and the Company and the other PRPs intend to enter into a Joint Defense Agreement. At this stage of the lawsuits, the Company is not able to estimate costs or potential liability.

     In 1994 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and seven other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California. The Company owned the property on which the site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property, hazardous wastes were allegedly disposed at the site. Total past and future costs for remediation are estimated to be approximately $8.0 million. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. Efforts are underway to identify additional PRPs. The cost of such a remediation design plan is estimated to be $1.0 million and the Company has provided for such costs in the financial statements, assuming that the costs will be equally divided among the eight PRPs.

     In 1995 the Company and twelve other companies received notice that they have been identified as PRPs by the California Department of Toxic Substances Control (the "DTSC") as having generated and/or transported hazardous waste to the Environmental Protection Corporation ("EPC") Eastside Landfill during its fourteen-year operation from 1971 to 1985. EPC has since liquidated all assets and placed the proceeds in trust for closure and post-closure activities. However, these monies will not be sufficient to close the site. The PRPs have entered into an enforceable agreement with the DTSC to characterize the contamination at the site and prepare a focused remedial investigation and feasibility study. The DTSC has agreed to implement reasonable measures to bring new PRPs into the agreement. The DTSC will address subsequent phases of the cleanup, including remedial design and implementation in a separate order agreement. The cost of the remedial investigation and feasibility study is estimated to be $1.0 million and the Company has provided for such costs in the financial statements assuming that the costs will be divided equally among the thirteen PRPs. The costs of subsequent phases cannot be estimated until the remedial investigation and feasibility study is completed.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with eight key employees. The initial term of seven of the agreements expired on December 31, 1990 and, on January 1, 1991 and beginning on each January 1 thereafter, is automatically extended for one-year periods, unless by September 30 of any year the Company gives notice that the agreement will not be extended. The term of the agreements is automatically extended for a minimum of 24 months following a change of control. The consummation of the Company's merger with Adobe in 1992 constituted a change of control as defined in the agreements. The initial term of the other agreement will expire December 31, 1996 and beginning on each January 1 thereafter, is automatically extended for one-year periods, unless by September 30 of any year the Company gives notice that the agreement will not be extended. The agreement is automatically extended for a minimum of 24 months following a change of control.

     In the event that following a change of control employment is terminated for reasons specified in the agreements, the employee would receive: (i) a lump sum payment equal to two years' base salary; (ii) the maximum possible bonus under the terms of the Company's incentive compensation plan; (iii) a lapse of restrictions on any outstanding restricted stock grants and full payout of any outstanding Phantom Units; (iv) cash payment for each outstanding stock option equal to the amount by which the fair market value of the common stock exceeds the exercise price of the option; and, (v) life, disability and health benefits for a

                         SANTA FE ENERGY RESOURCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) period of up to two years. In addition, payments and benefits under certain employment agreements are subject to further limitations based on certain provisions of the Internal Revenue Code.

  OTHER MATTERS

     The Company has certain long-term contracts ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $9.6 million per year (based on prices and transportation charges in effect for June 1996). In connection with the development of a gas field in Argentina in which the Company has a 19.9% working interest, a gas contract for 106 million cubic feet of gas per day with "take-or-pay" and "delivery-or-pay" obligations was executed in 1994 with a gas distribution company.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The Company reported earnings to common shares for the second quarter of 1996 of $13.7 million, or $0.15 per share, compared to earnings of $3.9 million, or $0.04 per share, in the second quarter of 1995. The increased earnings resulted from increased production and higher prices. Crude oil and liquids production of 74,300 barrels per day in the second quarter of 1996 represents the highest quarterly average in the Company's history. Natural gas production averaged 164.3 MMcf per day in the second quarter of 1996 compared to 148.4 MMcf per day in the second quarter of 1995. The Company's average hedged sales price for crude oil and liquids of $15.80 per barrel in the second quarter of 1996 was $0.76 per barrel higher than the second quarter of 1995. Similarly, the Company's average hedged sales price for natural gas increased $0.35 per Mcf from the prior year to $1.76 in the second quarter of 1996.

     Earnings to common shares for the first six months of 1996 totalled $22.6 million or $0.25 per share, compared to $3.8 million, or $0.04 per share, in the first six months of 1995. Crude oil and liquids production averaged 72,300 barrels per day in the first half of 1996 compared to 64,700 barrels per day in the first half of 1995 and natural gas production averaged 159.1 MMcf per day in the first half of 1996 compared to 139.5 Mmcf per day in the first half of 1995. The Company's average hedged sales price for crude oil and liquids averaged $15.38 per barrel in the first half of 1996 compared to $14.45 per barrel in the first half of 1995. The Company's average hedged sales price for natural gas averaged $1.79 per Mcf in the first half of 1996 compared to $1.36 per Mcf in the first half of 1995.

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

     The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for the second quarter of 1996 of $16.43 per barrel, compared to $20.04 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of prices for sweeter light crude oil). In the second quarter of 1996 the Company's average sales price for California heavy crude oil was $15.56 per barrel, approximately 78% of the average posted price for WTI.

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. During 1995 and 1996 the actual average sales price (unhedged) received by the Company ranged from a high of $16.62 per barrel in the second quarter of 1996 to a low of $13.53 per barrel for the fourth quarter of 1995. Based on operating results for the first six months of 1996, the Company estimates that, on an annualized basis, a $1.00 per barrel increase or decrease in its average domestic crude oil sales prices would result in a corresponding $23.1 million change in income from operations and a $17.4 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depreciation and depletion, that would result from a change in oil prices.

     The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price

(unhedged) received by the Company in 1995 and 1996 for its natural gas ranged from a high of $2.23 per Mcf in the first quarter of 1996 to a low of $1.31 per Mcf in the first quarter of 1995. Based on operating results for the first six months of 1996, the Company estimates that, on an annualized basis, a $0.10 per Mcf increase or decrease in its average domestic natural gas sales price would result in a corresponding $3.3 million change in income from operations and a $2.5 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depletion and depreciation, that would result from a change in natural gas prices.

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

     The Company has open crude oil hedges on (i) an average of 11,300 barrels per day for the period July through September 1996 at an average NYMEX WTI price of $19.13 per barrel and (ii) provided that the NYMEX WTI price exceeds an average of $17.00 per barrel, up to an additional 4,700 barrels per day for the period July through September 1996 at an average NYMEX WTI price of $18.65 per barrel. The "break-even price" (the average of the settlement prices which result in no settlement being due to or from the Company) with respect to all such contracts is approximately $18.99 per barrel. The following table reflects estimated amounts due to or from the Company assuming the stated settlement prices are in effect for the entire period the aforementioned hedges are in effect.

                      SETTLEMENT PRICE       DUE TO (FROM) COMPANY
                    (DOLLARS PER BARREL)     (MILLIONS OF DOLLARS)
                    --------------------     ---------------------
                            22.00                     (4.5)
                            21.00                     (3.0)
                            20.00                     (1.5)
                            19.00                       --
                            18.00                      1.5

During the first six months of 1996 crude oil hedges resulted in a $9.0 million decrease in revenues.

     The Company has open natural gas hedges on (i) an average of approximately 50 MMcf per day of its Gulf Coast production for the period July through December 1996 at an approximate break-even price of $1.70 per Mcf and (ii) an average of approximately 30 MMcf per day of its Permian Basin production for the period July through December 1996 at an approximate break-even price of $1.52 per Mcf, based on index prices at certain settlement points. Due to its location, Permian Basin gas sells at a discount to Gulf Coast gas. Natural gas sales hedges resulted in a decrease in revenues of $10.8 million in the first six months of 1996.

     With respect to the Gulf Coast production hedges, a $0.10 per Mcf decrease or increase in the average settlement price for a month results in a $153,000 increase or decrease in revenues, respectively. With respect to the Permian Basin production hedges, a $0.10 per Mcf decrease or increase in the average settlement price for a month results in a $92,000 increase or decrease in revenues, respectively.

     In addition to its oil and gas sales hedges, during the first six months of 1996 the Company hedged 20.0 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Such hedges, which terminated at the end of the second quarter, resulted in a $3.2 million increase in production and operating costs in the first six months of 1996.

RESULTS OF OPERATIONS

  REVENUES

     The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:


                                         THREE MONTHS        SIX MONTHS ENDED
                                        ENDED JUNE 30,           JUNE 30,
                                     --------------------  --------------------
                                       1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
CRUDE OIL AND LIQUIDS
  REVENUES ($MILLIONS)
     Sales
       Domestic
          California Heavy.........       61.0       49.8      117.0       93.4
          Other....................       37.5       26.9       69.2       51.7
                                     ---------  ---------  ---------  ---------
                                          98.5       76.7      186.2      145.1
          Argentina................        6.2        3.7       10.5        7.1
          Indonesia................        7.7        8.4       14.8       16.7
       Hedging.....................       (5.5)       0.4       (9.0)       0.4
       Net Profits Payments........       (1.2)      (1.1)      (2.3)      (2.2)
                                     ---------  ---------  ---------  ---------
                                         105.7       88.1      200.2      167.1
                                     =========  =========  =========  =========
  VOLUMES (MBBLS/DAY)
     Domestic
       California Heavy............       43.1       38.1       42.1       38.0
       Other.......................       22.8       19.0       22.3       18.7
                                     ---------  ---------  ---------  ---------
                                          65.9       57.1       64.4       56.7
     Argentina.....................        3.7        2.6        3.3        2.5
     Indonesia.....................        4.7        5.5        4.6        5.5
                                     ---------  ---------  ---------  ---------
                                          74.3       65.2       72.3       64.7
                                     =========  =========  =========  =========
  SALES PRICES ($/BBL)
     Unhedged
       Domestic
          California Heavy.........      15.56      14.36      15.27      13.59
          Other....................      18.09      15.55      17.00      15.29
          Total....................      16.43      14.76      15.87      14.15
       Argentina...................      18.42      15.82      17.41      15.44
       Indonesia...................      17.74      16.72      17.76      16.68
       Total.......................      16.62      14.97      16.06      14.42
     Hedged........................      15.80      15.04      15.38      14.45
NATURAL GAS
  REVENUES ($MILLIONS)
     Sales.........................       31.4       19.0       62.7       34.4
     Hedging.......................       (5.1)    --          (10.8)    --
     Net Profits Payments..........       (1.4)      (0.3)      (2.1)      (0.7)
                                     ---------  ---------  ---------  ---------
                                          24.9       18.7       49.8       33.7
                                     =========  =========  =========  =========
  VOLUMES (MMCF/DAY)...............      164.3      148.4      159.1      139.5
  SALES PRICES ($/MCF)
     Unhedged......................       2.10       1.41       2.17       1.36
     Hedged........................       1.76       1.41       1.79       1.36

     Total revenues increased 24% from $109.7 million in the second quarter of 1995 to $136.1 million in the second quarter of 1996. Crude oil and liquids revenues increased from $88.1 million in the second quarter of 1995 to $105.7 million in the second quarter of 1996 reflecting an increase in oil and liquids production from 65,200 barrels per day in the second quarter of 1995 to 74,300 barrels per day in the second quarter of 1996 and improved market conditions which resulted in an increase in the Company's unhedged average sales price from $14.97 per barrel in 1995 to $16.62 per barrel in 1996. Crude oil and liquids revenues for the second quarter of 1996 include a $5.5 million loss on hedging transactions. Natural gas revenues increased from $18.7 million in the second quarter of 1995 to $24.9 million in the second quarter of 1996 as the Company's average sales price (unhedged) increased from $1.41 per Mcf in 1995 to $2.10 per Mcf in 1996 and sales volumes increased from
148.4 MMcf per day in 1995 to 164.3 MMcf per day in 1996. The increase in natural gas sales volumes includes a 6.9 MMcf per day increase in production from the Company's Sierra Chata field in Argentina which began production in the second quarter of 1995. Natural gas revenues for the second quarter of 1996 include a $5.1 million loss on hedging transactions.

     Total revenues increased 25% from $208.3 million in the first half of 1995 to $259.6 million in the first half of 1996. Crude oil and liquids revenues increased from $167.1 million in the first half of 1995 to $200.2 million in the first half of 1996 reflecting an increase in oil and liquids production from 64,700 barrels per day in 1995 to 72,300 barrels per day in 1996 and improved market conditions which resulted in an increase in the Company's unhedged average sales price from $14.42 per barrel in 1995 to $16.06 per barrel in 1996. Crude oil and liquids revenues for the first half of 1996 included a $9.0 million loss on hedging transactions. Natural gas revenues increased from $33.7 million in the first half of 1995 to $49.8 million in the first half of 1996 as the Company's unhedged average sales price increased from $1.36 per Mcf in 1995 to $2.17 per Mcf in 1996 and sales volumes increased from 139.5 MMcf per day in 1995 to 159.1 MMcf per day in 1996. The increase in natural gas volumes included a 12.1 MMcf per day increase in production from the Company's Sierra Chata field in Argentina which began production in the second quarter of 1995. Natural gas revenues for the first half of 1996 included a $10.8 million loss on hedging transactions.

  COSTS AND EXPENSES

     The following table sets forth certain of the Company's costs and expenses, expressed in dollars per barrel of oil equivalent ("BOE") produced by the Company during the period:

                                            THREE MONTHS               SIX MONTHS
                                           ENDED JUNE 30,            ENDED JUNE 30,
                                        --------------------      --------------------
                                        1996(A)      1995         1996(A)      1995
                                        --------   ---------      --------   ---------
Production and operating costs (b)...     4.76          4.59        4.88          4.78
Exploration, including dry hole......     0.64          0.62        0.64          0.70
Depletion, depreciation and
  amortization.......................     3.78          3.88        3.74          3.96
General and administrative costs
  (c)................................     0.68          0.85        0.64          0.80
Taxes other than income (d)..........     0.70          0.71        0.70          0.64
Interest, net (e)....................     0.86          0.98        0.87          1.02

- ------------
  (a) Excludes $10.4 million impairment of oil and gas properties.

  (b) Excluding related production, severance and ad valorem taxes.

  (c) Excludes effect of $1.6 million charge related to the abandonment of an office lease of $0.17 per BOE for the three months ended June 30, 1996 and $0.09 per BOE for the six months ended June 30, 1996.

  (d) Includes production, severance and ad valorem taxes.

  (e) Reflects interest expense less amounts capitalized and interest income.

     Costs and expenses for the second quarter of 1996 totalled $110.1 million compared to $87.2 million in the second quarter of 1995. Production and operating costs were up $6.4 million primarily reflecting higher production volumes and $1.5 million in expenses related to hedges of natural gas purchased in connection with steam generation operations in California (see -- General). Depletion, depreciation and amortization increased principally due to higher production volumes. The impairment of oil and gas properties recognized in the second quarter of 1996 relates to an offshore Gulf Coast producing property. General and administrative costs for the second quarter of 1996 include $1.6 million related to the abandonment of an office lease.

     Costs and expenses for the first six months of 1996 totalled $204.1 million compared to $173.3 million in the first six months of 1995. Production and operating costs for the first six months of 1996 are $11.6 million higher than the first six months of 1995 primarily reflecting higher production volumes and $3.2 million in expenses related to hedges of natural gas purchased in connection with steam generation operations in California (see -- General). Taxes other than income in the first six months of 1995 includes benefits of $1.0 million related to an adjustment to ad valorem taxes recorded in prior periods and $0.7 million related to the settlement of certain disputed sales and use taxes.

     Other income (expense) for the first six months of 1995 includes a $2.3 million gain on the sale of the Company's interest in Cherokee Resources Incorporated, a privately-held oil and gas company.

     Income taxes for the second quarter and first six months of 1996 include a $6.8 million deferred tax benefit related to certain foreign expenditures incurred in prior periods.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 26% over the five years ended December 31, 1995; however, no assurances can be given that such increase will occur in the future. Historically, the Company has generally funded development and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities and net proceeds from sales of properties totalled $126.9 million in the first six months of 1996; net cash used for capital expenditures and producing property acquisitions in such period totalled $119.7 million.

     The Company's 1995 capital program totalled approximately $204.6 million, a level which allowed the Company to more than replace its 1995 production. The Company expects to spend approximately $210.0 million on its 1996 program. However, the actual amount expended by the Company in 1996 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds. Through June 30, 1996 the Company had expended $120.3 million (including $35.3 million on acquisitions of producing properties) on its 1996 program.

     Effective April 1, 1995 the Company entered into the Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement"), an unsecured revolving credit agreement which matures December 31, 1998. The maximum borrowing limits under the Credit Agreement are currently $105.0 million, $65.0 million beginning February 28, 1997 and $30.0 million beginning February 28, 1998. Interest rates under the Credit Agreement are tied to LIBOR or the bank's prime rate with the actual interest rate based upon certain ratios and the value and projected timing of production of the Company's oil and gas reserves. At June 30, 1996, $4.2 million in letters of credit were outstanding under the terms of the Credit Agreement.

     The Company has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At June 30, 1996 no amounts were outstanding under these lines of credit.

     Certain of the Company's credit agreements and the indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at June 30, 1996 the Company could incur up to $205.5 million of additional indebtedness and pay dividends of up to $133.4 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $55.7 million.

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

FORWARD LOOKING STATEMENTS

     In its discussion and analysis of financial condition and results of operations, the Company included certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements are based on the best data available at the time this report was filed with the Securities and Exchange Commission; however, these projections could be substantially affected by factors such as commodity pricing for oil and gas, exploration risks, development and operating risks, political risks and competition.

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

                                            SANTA FE ENERGY RESOURCES, INC.
                                            -------------------------------
                                                      (Registrant)

                                        By      /s/ R. GRAHAM WHALING
                                            -------------------------------
                                                    R. Graham Whaling
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

Houston, Texas
August 13, 1996

