Form 10-Q
period 1996-09-30
SANTA FE ENERGY RESOURCES INC
filed 1996-11-13
CIK 86772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Shares of Common Stock outstanding at October 1, 1996 -- 90,738,682

================================================================================

                         PART I - FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Consolidated Statement of Operations Three Months and
  Nine Months Ended September 30, 1996 and 1995 ..........................    2
Consolidated Balance Sheet September 30, 1996 and
  December 31, 1995 ......................................................    3
Consolidated Statement of Cash Flows Three Months and
  Nine Months Ended September 30, 1996 and 1995 ..........................    4
Consolidated Statement of Shareholders' Equity Nine
  Months Ended September 30, 1996 and 1995 ...............................    5
Notes to Consolidated Financial Statements ...............................    6
Management's Discussion and Analysis of Financial
  Condition and Results of Operations ....................................   11

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     --------------------  --------------------
                                       1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
Revenues
     Sales of crude oil and liquids
       produced......................$   109.4  $    87.4  $   309.6  $   254.5
     Sales of crude oil purchased....     20.4     --           21.6     --
     Sales of natural gas produced...     25.5       19.8       75.3       53.5
     Crude oil marketing and
       trading.......................      4.6        4.2       13.9       10.3
     Other...........................     (0.2)      (0.3)       0.1        1.1
                                     ---------  ---------  ---------  ---------
                                         159.7      111.1      420.5      319.4
                                     ---------  ---------  ---------  ---------
Costs and Expenses
     Production and operating........     48.3       38.0      136.1      114.2
     Cost of crude oil purchased.....     20.2     --           21.4     --
     Exploration, including dry hole
       costs.........................      5.4        6.6       16.9       17.7
     Depletion, depreciation and
       amortization..................     38.7       34.2      106.1       97.3
     Impairment of oil and gas
       properties....................   --         --           10.4     --
     General and administrative......      6.4        7.1       20.3       19.9
     Taxes (other than income).......      6.8        5.1       19.4       15.2
     Loss (gain) on disposition of
       oil and gas properties........   --            0.3        0.5        0.3
                                     ---------  ---------  ---------  ---------
                                         125.8       91.3      331.1      264.6
                                     ---------  ---------  ---------  ---------
Income from Operations...............     33.9       19.8       89.4       54.8
     Interest income.................      0.5        0.5        1.5        2.0
     Interest expense................     (9.6)      (8.1)     (28.9)     (28.0)
     Interest capitalized............      1.2        2.2        3.7        4.3
     Other income (expense)..........     (0.2)      (2.1)      (0.7)      (0.7)
                                     ---------  ---------  ---------  ---------
Income Before Income Taxes...........     25.8       12.3       65.0       32.4
     Income tax expense..............     (9.3)      (5.3)     (18.5)     (14.2)
                                     ---------  ---------  ---------  ---------
Net Income...........................     16.5        7.0       46.5       18.2
     Preferred dividend
       requirement...................     (3.7)      (3.7)     (11.1)     (11.1)
                                     ---------  ---------  ---------  ---------
Earnings (Loss) Attributable to
  Common Shares......................$    12.8  $     3.3  $    35.4  $     7.1
                                     =========  =========  =========  =========
Earnings (Loss) Attributable to
  Common Shares
  Per Share..........................$    0.14  $    0.04  $    0.39  $    0.08
                                     =========  =========  =========  =========
Weighted Average Number of Shares
  Outstanding
  (in millions)......................     90.7       90.3       90.6       90.2
                                     =========  =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                        SEPTEMBER 30,       DECEMBER 31,
                                             1996               1995
                                        --------------      ------------
                                         (UNAUDITED)
               ASSETS
Current Assets
     Cash and cash equivalents.......     $     35.9         $     42.6
     Accounts receivable.............           92.0               89.0
     Inventories.....................           12.9               10.5
     Other current assets............           19.8               17.2
                                        --------------      ------------
                                               160.6              159.3
                                        --------------      ------------
Properties and Equipment, at cost
     Oil and gas (on the basis of
       successful efforts
       accounting)...................        2,496.3            2,336.3
     Other...........................           40.0               35.6
                                        --------------      ------------
                                             2,536.3            2,371.9
     Accumulated depletion,
       depreciation, amortization and
       impairment....................       (1,584.1)          (1,482.4)
                                        --------------      ------------
                                               952.2              889.5
                                        --------------      ------------
Other Assets
     Receivable under gas balancing
       arrangements..................            5.0                5.8
     Other...........................            8.9               10.2
                                        --------------      ------------
                                                13.9               16.0
                                        --------------      ------------
                                          $  1,126.7         $  1,064.8
                                        ==============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable................     $     79.2         $     73.1
     Interest payable................            4.3                7.9
     Current portion of long-term
       debt..........................           35.0            --
     Other current liabilities.......           33.1               28.6
                                        --------------      ------------
                                               151.6              109.6
                                        --------------      ------------
Long-Term Debt.......................          309.4              344.4
                                        --------------      ------------
Deferred Revenues....................            4.7                4.9
                                        --------------      ------------
Other Long-Term Obligations..........           27.9               24.2
                                        --------------      ------------
Deferred Income Taxes................           76.0               64.0
                                        --------------      ------------
Commitments and Contingencies (Note
  5).................................        --                 --
                                        --------------      ------------
Convertible Preferred Stock, 7%
  Series.............................           80.0               80.0
                                        --------------      ------------
Shareholders' Equity
     Preferred stock.................        --                 --
     $.732 Series A preferred
       stock.........................           91.4               91.4
     Common stock....................            0.9                0.9
     Paid-in capital.................          505.4              501.4
     Accumulated deficit.............         (120.3)            (155.7)
     Foreign currency translation
       adjustment....................           (0.3)              (0.3)
                                        --------------      ------------
                                               477.1              437.7
                                        --------------      ------------
                                          $  1,126.7         $  1,064.8
                                        ==============      ============

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                             ---------------   -----------------
                                              1996     1995     1996      1995
                                             ------   ------   ------    ------
Operating Activities:
     Net income ..........................   $ 16.5   $  7.0   $ 46.5    $ 18.2
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities:
          Depletion, depreciation and
             amortization ................     38.7     34.2    106.1      97.3
          Impairment of oil and gas
             properties ..................     --       --       10.4      --
          Deferred income taxes ..........      6.8      4.4     12.0      11.2
          Net loss (gain) on
             disposition of
             properties ..................     --        0.3      0.5       0.3
          Exploratory dry hole
             costs .......................      1.1      0.7      2.5       4.9
          Other ..........................      0.9      2.4      2.3       1.4
     Changes in operating assets and
       liabilities:
          Decrease (increase) in
             accounts receivable .........     (2.7)    (2.8)    (3.0)      6.6
          Decrease (increase) in
             inventories .................     (1.2)     2.0     (2.4)     (1.2)
          Increase (decrease) in
             accounts payable ............     (2.1)     1.9      7.4      (1.6)
          Increase (decrease) in
             interest payable ............     (3.6)     9.2     (3.6)      8.6
          Increase (decrease) in
             income taxes payable ........      1.4      0.1      2.8       1.2
          Net change in other assets
             and liabilities .............      0.8      1.9      1.6      (6.0)
                                             ------   ------   ------    ------
Net Cash Provided by Operating
  Activities .............................     56.6     61.3    183.1     140.9
                                             ------   ------   ------    ------
Investing Activities:
     Capital expenditures, including
       exploratory dry hole costs ........    (58.5)   (51.2)  (142.9)   (157.4)
     Acquisitions of producing
       properties ........................     (2.5)    (5.2)   (37.8)    (33.0)
     Net proceeds from sales of
       properties ........................      0.1     --        0.5      58.7
                                             ------   ------   ------    ------
Net Cash Used in Investing
  Activities .............................    (60.9)   (56.4)  (180.2)   (131.7)
                                             ------   ------   ------    ------
Financing Activities:
     Issuance of common stock ............      0.6     --        1.5      --
     Principal payments on long-term
       borrowings ........................     --       --       --       (10.0)
     Cash dividends paid .................     (3.7)    (3.7)   (11.1)    (11.1)
                                             ------   ------   ------    ------
Net Cash Used in Financing
  Activities .............................     (3.1)    (3.7)    (9.6)    (21.1)
                                             ------   ------   ------    ------
Net Cash Provided (Used) in the
  Period .................................     (7.4)     1.2     (6.7)    (11.9)
Cash and Cash Equivalents at
  Beginning of Period ....................     43.3     40.6     42.6      53.7
                                             ------   ------   ------    ------
Cash and Cash Equivalents at End of
  Period .................................   $ 35.9   $ 41.8   $ 35.9    $ 41.8
                                             ======   ======   ======    ======

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        (SHARES AND DOLLARS IN MILLIONS)

                                            $.732
                                          SERIES A
                                         CONVERTIBLE                                                  FOREIGN
                                       PREFERRED STOCK    COMMON STOCK                               CURRENCY         TOTAL
                                       ---------------   ---------------   PAID-IN    ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                       SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL      DEFICIT     ADJUSTMENT        EQUITY
                                       ------   ------   ------   ------   --------   -----------   -----------   --------------
Balance at December 31, 1995.........   10.7    $91.4     90.3     $0.9     $ 501.4     $(155.7)       $(0.3)         $437.7
  Issuance of common stock...........   --       --        0.4     --           4.0      --            --                4.0
  Net income.........................   --       --       --       --         --           46.5        --               46.5
  Dividends declared.................   --       --       --       --         --          (11.1)       --              (11.1)
                                       ------   ------   ------   ------   --------   -----------   -----------   --------------
Balance at September 30, 1996........   10.7    $91.4     90.7     $0.9     $ 505.4     $(120.3)       $(0.3)         $477.1
                                       ======   ======   ======   ======   ========   ===========   ===========   ==============

Balance at December 31, 1994.........   10.7    $91.4     90.0     $0.9     $ 498.9     $(167.5)       $(0.4)         $423.3
  Issuance of common stock...........   --       --        0.3     --           2.3      --            --                2.3
  Foreign currency translation
   adjustment........................   --       --       --       --         --         --              0.1             0.1
  Net income.........................   --       --       --       --         --           18.2        --               18.2
  Dividends declared.................   --       --       --       --         --          (11.1)       --              (11.1)
                                       ------   ------   ------   ------   --------   -----------   -----------   --------------
Balance at September 30, 1995........   10.7    $91.4     90.3     $0.9     $ 501.2     $(160.4)       $(0.3)         $432.8
                                       ======   ======   ======   ======   ========   ===========   ===========   ==============

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1996 and the Company's results of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     Revenues from sales of crude oil purchased and costs of crude oil purchased relate to the purchase and sale of light weight (i.e., low viscosity) crude oil which is blended with certain of the Company's heavy (i.e., low gravity, high viscosity) crude oil production to facilitate transportation through certain pipelines.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

(2)  STATEMENT OF CASH FLOWS

     The Company made interest and income tax payments as follows during the three-month and six-month periods ended September 30, 1996 and 1995 (in millions of dollars):

                                        THREE MONTHS           NINE MONTHS
                                           ENDED                  ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                   ----------------------  --------------------
                                     1996        1995        1996       1995
                                   ---------  -----------  ---------  ---------
     Interest payments...........       12.9      --            31.4       19.2
     Income tax payments.........        0.7         0.4         2.8        1.2

In addition, during the three months ended June 30, 1996 the Company received a $4.6 million income tax refund and during the three months ended March 31, 1995 the Company received a $1.0 million income tax refund.

(3)  INITIAL PUBLIC OFFERING AND PROPOSED SPINOFF

     On September 18, 1996, the Company announced its intention to separate its Western Division from its other domestic and international operations. The initial phase of the separation involves (i) the contribution of substantially all of the assets and operations of the Western Division, which include the Company's interest in the Midway-Sunset, South Belridge, Coalinga and Kern River oil fields, to Monterey Resources, Inc. ("Monterey"), a newly-formed, wholly owned subsidiary of the Company, and the assumption by Monterey of substantially all of the liabilities and obligations associated with the Western Division, including $245 million of indebtedness in respect of the Company's Senior Notes, and (ii) the initial public offering of approximately 15% (17% if the underwriters' over-allotment options are exercised in full) of the common stock of Monterey (the "Monterey IPO"). Net proceeds from the Monterey IPO will be used to reduce corporate indebtedness. Monterey has filed a registration statement with the Securities and Exchange Commission relating to the proposed Monterey IPO. The Monterey IPO is expected to be completed during the fourth quarter of 1996.

     The second phase of the separation would involve a pro rata distribution by the Company to its common shareholders of its remaining ownership interest in Monterey by means of a tax-free distribution (the "Proposed Spinoff"). The Proposed Spinoff is subject to certain conditions including the receipt of a ruling from the Internal Revenue Service that such a distribution would be tax-free, the approval of such distribution by the Company's common shareholders, the absence of any future change in the market or economic conditions (including developments in the capital markets) or the Company's or Monterey's

                        SANTA FE ENERGY RESOURCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) business or financial condition that causes the Company's board of directors to conclude that the Proposed Spinoff is not in its shareholders' best interests and the final declaration of the spinoff by the Company's board of directors. The Proposed Spinoff is not expected to occur prior to June 1997.

     On October 22, the Company announced it has entered into a supplement to the indenture relating to its $100 million principal amount 11% Senior Subordinated Debentures due 2004 that will permit the Monterey IPO and the Proposed Spinoff to proceed without the occurrence of a breach or default under such indenture.

(4)  PREFERRED TENDER OFFER

     On October 22, 1996 the Company announced that it has commenced an offer to purchase up to 4.5 million of the 5.0 million outstanding shares of its Convertible Preferred Stock, 7% Series, for $24.50 per share, net to the seller in cash. The Company intends to purchase all validly tendered and not withdrawn shares, upon the terms and subject to the conditions of the offer, including the provisions relating to proration. The offer, proration period and withdrawal rights will expire at 12:00 midnight, EST, on Tuesday, November 19, 1996, unless extended.

(5)  COMMITMENTS AND CONTINGENCIES

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

     The Company had no open crude oil hedges at September 30, 1996. During the first nine months of 1996 crude oil hedges resulted in a $13.4 million decrease in revenues.

     The Company has open natural gas hedges on (i) an average of approximately 40 MMcf per day of its Gulf Coast production for the period October to December 1996 at an approximate break-even price of $1.76 per Mcf and (ii) an average of approximately 30 MMcf per day of its Permian Basin production for the period October to December 1996 at an approximate break-even price of $1.55 per Mcf, based on index prices at certain settlement points. Due to its location, Permian Basin gas sells at a discount to Gulf Coast gas. Natural gas sales hedges resulted in a decrease in revenues of $15.0 million in the first nine months of 1996.

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

  INDEMNITY AGREEMENT WITH SANTA FE PACIFIC CORPORATION ("SFP")

     In December 1990 SFP distributed all of the shares of the Company it held to its shareholders (the "Spin-Off"). At the time of the Spin-Off, the Company and SFP entered into an agreement to protect SFP

                        SANTA FE ENERGY RESOURCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) from federal and state income taxes, penalties and interest that would be incurred by SFP if the Spin-off were determined to be a taxable event resulting primarily from actions taken by the Company during a one-year period that ended December 4, 1991. If the Company were required to make payments pursuant to the agreement, such payments could have a material adverse effect on its financial condition; however, the Company does not believe that it took any actions during such one-year period that would have such an effect on the Spin-Off.

  ENVIRONMENTAL REGULATION

     Federal, state and local laws and regulations relating to environmental quality control affect the Company in all of its oil and gas operations. The Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the Environmental Protection Agency (the "EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed. Certain properties owned or used by the Company or its predecessors have been investigated under state and Federal Superfund statutes, and the Company has been and could be named a potentially responsible party ("PRP") for the cleanup of some of these sites.

     The Company has been identified as one of over 250 PRPs at a Superfund site in Los Angeles County, California (the "OII Site"). The OII Site was operated by a third party as a waste disposal facility from 1948 until 1983. The EPA is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In November 1988 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company was a member of the group Coalition Undertaking Remediation Efforts ("CURE") which was responsible for constructing and operating the leachate treatment plant. This phase is now complete and the Company's share of costs with respect to this phase was $0.9 million. Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The Company's share of costs of this phase is expected to be $1.9 million and such costs have been provided for in the financial statements. Pursuant to consent decrees settling lawsuits against the municipalities and transporters involved with the OII site but not named by the EPA as PRPs, such parties are required to pay approximately $84 million, of which approximately $76 million will be credited against future remediation expenses. The EPA and the PRPs are currently negotiating the final closure requirements. After taking into consideration the credits from the municipalities and transporters, the Company estimates its share of final costs of closure will be approximately $0.8 million, which amount has been provided for by the Company in its financial statements. The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed in September 1994 by 95 homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. A second lawsuit has been filed by 33 additional homeowners and the Company and the other PRPs intend to enter into a Joint Defense Agreement. At this stage of the lawsuit the Company is not able to estimate costs or potential liability.

     In 1994 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and other PRPs to negotiate with the EPA regarding

                        SANTA FE ENERGY RESOURCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) implementation of a remedial plan for a site located in Santa Fe Springs, California (the "Santa Fe Springs Site"). The Company owned the property on which the Santa Fe Springs Site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property, hazardous wastes were allegedly disposed at the Santa Fe Springs Site. The EPA estimates total past and future costs for remediation to be approximately $8.0 million. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. The PRPs estimate total costs to final remediation to be $3.0 million and the Company has provided $250,000 for such costs in the financial statements.

     In 1995 the Company and twelve other companies received notice that they have been identified as PRPs by the California Department of Toxic Substances Control (the "DTSC") as having generated and/or transported hazardous waste to the Environmental Protection Corporation ("EPC") Eastside Landfill during its fourteen-year operation from 1971 to 1985. EPC has since liquidated all assets and placed the proceeds in trust (the "EPC Trust") for closure and post-closure activities. However, these monies may not be sufficient to close the site. The PRPs have entered into an enforceable agreement with the DTSC to characterize the contamination at the site and prepare a focused remedial investigation and feasibility study. The DTSC has agreed to implement reasonable measures to bring new PRPs into the agreement. The DTSC will address subsequent phases of the cleanup, including remedial design and implementation in a separate order agreement. The cost of the remedial investigation and feasibility study is estimated to be $0.8 million, the cost of which will be shared by the PRPs and the EPC Trust. The ultimate costs of subsequent phases will not be known until the remedial investigation and feasibility study is completed and a remediation plan is accepted by the DTSC. The Company currently estimates final remediation could cost $2 million to $6 million and believes the monies in the EPC Trust will be sufficient to fund the lower end of this range of costs. The Company has provided $80,000 in its financial statements for its share of costs related to this site.

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

                        SANTA FE ENERGY RESOURCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  OTHER MATTERS

     The Company has certain long-term contracts ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $10.9 million per year (based on prices equal to 102% of the applicable index and transportation charges in effect for September
1996). In connection with the development of a gas field in Argentina in which the Company has a 19.9% working interest, a gas contract for 106 million cubic feet of gas per day with "take-or-pay" and "delivery-or-pay" obligations was executed in 1994 with a gas distribution company.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The Company reported earnings to common shares for the third quarter of 1996 of $12.8 million, or $0.14 per share, compared to earnings of $3.3 million, or $0.04 per share, in the third quarter of 1995. The increased earnings resulted from increased production and higher prices. Crude oil and liquids production of 75,900 barrels per day in the third quarter of 1996 represents the highest quarterly average in the Company's history. Natural gas production averaged 178.9 MMcf per day in the third quarter of 1996, the highest quarterly average in the Company's history, compared to 160.4 MMcf per day in the third quarter of 1995. The Company's average hedged sales price for crude oil and liquids of $15.72 per barrel in the third quarter of 1996 was $1.40 per barrel higher than the third quarter of 1995. Similarly, the Company's average hedged sales price for natural gas increased $0.27 per Mcf from the prior year to $1.62 in the third quarter of 1996.

     Earnings to common shares for the first nine months of 1996 totalled $35.4 million or $0.39 per share, compared to $7.1 million, or $0.08 per share, in the first nine months of 1995. Crude oil and liquids production averaged 73,500 barrels per day in the first nine months of 1996 compared to 65,600 barrels per day in the first nine months of 1995 and natural gas production averaged 165.8 MMcf per day in the first nine months of 1996 compared to 146.6 Mmcf per day in the first nine months of 1995. The Company's average hedged sales price for crude oil and liquids averaged $15.50 per barrel in the first nine months of 1996 compared to $14.41 per barrel in the first nine months of 1995. The Company's average hedged sales price for natural gas averaged $1.73 per Mcf in the first nine months of 1996 compared to $1.36 per Mcf in the first nine months of 1995.

     The Company has announced its intention to separate its Western Division from its other domestic and international operations, see "-- Initial Public Offering and Proposed Spinoff".

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

     The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for the third quarter of 1996 of $15.98 per barrel, compared to $20.77 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of prices for sweeter light crude oil). In the third quarter of 1996 the Company's average sales price for California heavy crude oil was $14.75 per barrel, approximately 71% of the average posted price for WTI.

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. During 1995 and 1996 the actual average sales price (unhedged) received by the Company ranged from a high of $16.62 per barrel in the second quarter of 1996 to a low of $13.53 per barrel for the fourth quarter of 1995. Based on operating results for the first nine months of 1996, the Company estimates that, on an annualized basis, a $1.00 per barrel increase or decrease in its average domestic crude oil sales prices would result in a corresponding $23.6 million change in income from operations and a $17.7 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depreciation and depletion, that would result from a change in oil prices.

     The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price (unhedged) received by the Company in 1995 and 1996 for its natural gas ranged from a high of $2.23 per Mcf in the first quarter of 1996 to a low of $1.31 per Mcf in the first quarter of 1995. Based on operating results for the first nine months of 1996, the Company estimates that, on an annualized basis, a $0.10 per Mcf increase or decrease in its average domestic natural gas sales price would result in a corresponding $3.4 million change in income from operations and a $2.5 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or depletion and depreciation, that would result from a change in natural gas prices.

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

     The Company currently has no open crude oil hedges. During the first nine months of 1996 crude oil hedges resulted in a $13.4 million decrease in revenues.

     The Company has open natural gas hedges on (i) an average of approximately 40 MMcf per day of its Gulf Coast production for the period October through December 1996 at an approximate break-even price of $1.76 per Mcf and (ii) an average of approximately 30 MMcf per day of its Permian Basin production for the period October through December 1996 at an approximate break-even price of $1.55 per Mcf, based on index prices at certain settlement points. Due to its location, Permian Basin gas sells at a discount to Gulf Coast gas. Natural gas sales hedges resulted in a decrease in revenues of $15.0 million in the first nine months of 1996.

     With respect to the Gulf Coast production hedges, a $0.10 per Mcf decrease or increase in the average settlement price for a month results in a $122,000 increase or decrease in revenues, respectively. With respect to the Permian Basin production hedges, a $0.10 per Mcf decrease or increase in the average settlement price for a month results in a $92,000 increase or decrease in revenues, respectively.

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

     In February 1996 the Bureau of Land Management ("BLM") of the United
States Department of the Interior (which oversees the Company's leases of Federal lands) agreed, effective as of June 1, 1996, to reduce the royalties payable on any Federal lease that produces crude oil with a weighted average gravity of less than 20 degrees API ("heavy oil"). The reduced royalty rates are based upon the weighted average API gravity of the heavy oil produced from the subject Federal leases and are as low as 3.9%, compared to 12.5% before the reduction. The reduced royalty rates continue in effect for 12-month periods, after which the operator can establish a new reduced rate for continued heavy oil production by submitting an application. As a result of this program, the Company's royalty rate on its Federal leases has been reduced from 12.5% to an average of 4.8%, resulting in a net increase in the production attributable to the Company's net revenue interests in such leases of approximately 1,600 per day. During the period that such royalty reduction is in effect, the Company (and other working interests owners, if any) will bear all of the thermal EOR costs to produce the heavy oil from such properties. The royalty reduction will be terminated upon the first to occur of (i) the determination by the BLM that the WTI average oil price (as adjusted for inflation) has remained above $24 per barrel for six consecutive months and (ii) such time after September 10, 1999, as the Secretary of the Interior determines that the heavy oil royalty rate reduction has not produced the intended results (i.e., to reduce the loss of otherwise recoverable reserves).

RESULTS OF OPERATIONS

  REVENUES

     The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     --------------------  --------------------
                                       1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
CRUDE OIL AND LIQUIDS PRODUCED
  REVENUES ($MILLIONS)
     Sales
       Domestic
          California Heavy.........       60.5       48.9      177.5      142.3
          Other....................       39.1       26.2      108.3       77.9
                                     ---------  ---------  ---------  ---------
                                          99.6       75.1      285.8      220.2
          Argentina................        7.5        3.1       18.0       10.2
          Indonesia................        7.0        7.6       21.8       24.3
       Hedging.....................       (4.4)       2.7      (13.4)       3.1
       Net Profits Payments........       (0.3)      (1.1)      (2.6)      (3.3)
                                     ---------  ---------  ---------  ---------
                                         109.4       87.4      309.6      254.5
                                     =========  =========  =========  =========
  VOLUMES (MBBLS/DAY)
     Domestic
       California Heavy............       44.6       39.1       42.9       38.4
       Other.......................       23.1       20.1       22.6       19.2
                                     ---------  ---------  ---------  ---------
                                          67.7       59.2       65.5       57.6
     Argentina.....................        4.2        2.5        3.6        2.5
     Indonesia.....................        4.0        5.5        4.4        5.5
                                     ---------  ---------  ---------  ---------
                                          75.9       67.2       73.5       65.6
                                     =========  =========  =========  =========
  SALES PRICES ($/BBL)
     Unhedged
       Domestic
          California Heavy.........      14.75      13.60      15.09      13.59
          Other....................      18.36      14.18      17.47      14.90
          Total....................      15.98      13.80      15.91      14.03
       Argentina...................      19.54      13.69      18.24      14.86
       Indonesia...................      19.03      15.06      18.15      16.14
       Total.......................      16.34      13.90      16.16      14.24
     Hedged........................      15.72      14.32      15.50      14.41
NATURAL GAS PRODUCED
  REVENUES ($MILLIONS)
     Sales
       Domestic....................       27.7       17.7       86.3       50.8
       Foreign.....................        3.3        2.3        7.4        3.6
                                     ---------  ---------  ---------  ---------
                                          31.0       20.0       93.7       54.4
     Hedging.......................       (4.2)    --          (15.0)    --
     Net Profits Payments..........       (1.3)      (0.2)      (3.4)      (0.9)
                                     ---------  ---------  ---------  ---------
                                          25.5       19.8       75.3       53.5
                                     =========  =========  =========  =========
  SALES VOLUMES (MMCF/DAY)
     Domestic                            152.6      140.7      144.8      136.1
     Foreign.......................       26.3       19.7       21.0       10.5
                                     ---------  ---------  ---------  ---------
                                         178.9      160.4      165.8      146.6
                                     =========  =========  =========  =========
  SALES PRICES ($/MCF)
     Unhedged
       Domestic                           1.97       1.36       2.17       1.37
       Foreign.....................       1.34       1.25       1.28       1.25
       Total.......................       1.88       1.35       2.06       1.36
     Hedged........................       1.62       1.35       1.73       1.36

     Total revenues increased 44% from $111.1 million in the third quarter of 1995 to $159.7 million in the third quarter of 1996. Crude oil and liquids revenues increased from $87.4 million in the third quarter of

1995 to $109.4 million in the third quarter of 1996 reflecting an increase in oil and liquids production from 67,200 barrels per day in the third quarter of 1995 to 75,900 barrels per day in the third quarter of 1996 and improved market conditions which resulted in an increase in the Company's unhedged average sales price from $13.90 per barrel in 1995 to $16.34 per barrel in 1996. The royalty reduction program with respect to heavy oil (see "-- General") resulted in a $2.2 million increase in revenues and a 1,600 barrel per day increase in crude oil volumes in the third quarter of 1996. Crude oil and liquids revenues for the third quarter of 1996 include a $4.4 million loss on hedging transactions. Revenues for the third quarter of 1996 also include $20.4 million related to the sales of purchased crude oil which was blended with a portion of the Company's heavy oil to facilitate pipeline transportation. Natural gas revenues increased from $19.8 million in the third quarter of 1995 to $25.5 million in the third quarter of 1996 as the Company's average sales price (unhedged) increased from $1.35 per Mcf in 1995 to $1.88 per Mcf in 1996 and sales volumes increased from
160.4 MMcf per day in 1995 to 178.9 MMcf per day in 1996. The increase in natural gas sales volumes includes a 6.0 MMcf per day increase in production from the Company's Sierra Chata field in Argentina which began production in the second quarter of 1995. Natural gas revenues for the third quarter of 1996 include a $4.2 million loss on hedging transactions.

     Total revenues increased 32% from $319.4 million in the first nine months of 1995 to $420.5 million in the first nine months of 1996. Crude oil and liquids revenues increased from $254.5 million in the first nine months of 1995 to $309.6 million in the first nine months of 1996 reflecting an increase in oil and liquids production from 65,600 barrels per day in 1995 to 73,500 barrels per day in 1996 and improved market conditions which resulted in an increase in the Company's unhedged average sales price from $14.24 per barrel in 1995 to $16.16 per barrel in 1996. The royalty reduction program with respect to heavy oil (see "-- General") resulted in a $2.8 million increase in revenues and a 700 barrel per day increase in crude oil volumes in the first nine months of 1996. Crude oil and liquids revenues for the first nine months of 1996 included a $13.4 million loss on hedging transactions. Revenues for the first nine months of 1996 also include $21.6 million related to the sales of purchased crude oil which was blended with a portion of the Company's heavy oil to facilitate pipeline transportation. Natural gas revenues increased from $53.5 million in the first nine months of 1995 to $75.3 million in the first nine months of 1996 as the Company's unhedged average sales price increased from $1.36 per Mcf in 1995 to $2.06 per Mcf in 1996 and sales volumes increased from 146.6 MMcf per day in 1995 to 165.8 MMcf per day in 1996. The increase in natural gas volumes included a 10.0 MMcf per day increase in production from the Company's Sierra Chata field in Argentina which began production in the second quarter of 1995. Natural gas revenues for the first nine months of 1996 included a $15.0 million loss on hedging transactions.

  COSTS AND EXPENSES

     The following table sets forth certain of the Company's costs and expenses, expressed in dollars per barrel of oil equivalent ("BOE") produced by the Company during the period:

                                         THREE MONTHS            NINE MONTHS
                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                     --------------------    -------------------
                                     1996(A)      1995       1996(A)      1995
                                     --------   ---------    --------   --------
Production and operating costs (b)..   4.88        4.40(f)    4.88(f)      4.65
Exploration, including dry hole.....   0.55        0.77       0.61         0.72
Depletion, depreciation and
  amortization......................   3.99        3.96       3.83         3.96
General and administrative costs
  (c)...............................   0.66        0.82       0.67         0.81
Taxes other than income (d).........   0.69        0.59       0.70         0.62
Interest, net (e)...................   0.82        0.62       0.85         0.89

------------

  (a)  Excludes $10.4 million impairment of oil and gas properties.

  (b) Excluding related production, severance and ad valorem taxes.

  (c) Excludes effect of $1.6 million charge related to the abandonment of an office lease of $0.06 per BOE for the six months ended June 30, 1996.

  (d) Includes production, severance and ad valorem taxes.

  (e)  Reflects interest expense less amounts capitalized and interest income.

  (f) Excludes effect of $0.9 million change for environmental clean-up costs of $0.09 per BOE for the three months ended September 30, 1996 and $0.03 per BOE for the nine months ended September 30, 1996.

     Costs and expenses for the third quarter of 1996 totalled $125.8 million compared to $91.3 million in the third quarter of 1995. Production and operating costs were up $10.3 million primarily reflecting higher production volumes and increases in the volume and price of natural gas purchased in connection with steam generation operations in California. Costs and expenses for the third quarter of 1996 also include $20.2 million related to the cost of crude oil purchased for blending as discussed in "-- REVENUES". Depletion, depreciation and amortization increased principally due to higher production volumes. Taxes other than income in the third quarter of 1995 includes the benefit of $1.0 million in adjustments to ad valorem taxes recorded in prior periods.

     Costs and expenses for the first nine months of 1996 totalled $331.1 million compared to $264.6 million in the first nine months of 1995. Production and operating costs for the first nine months of 1996 are $21.9 million higher than the first nine months of 1995 primarily reflecting higher production volumes, $3.2 million in expenses related to hedges of natural gas purchased in connection with steam generation operations in California (see -- General) and higher volumes and prices for natural gas purchased in connection with such steam generation operations. Costs and expenses for the first nine months of 1996 also include $21.4 million related to the cost of crude oil purchased for blending as discussed in "-- REVENUES". Taxes other than income in the first nine months of 1995 includes the benefit of $2.0 million in adjustments to ad valorem taxes recorded in prior periods and $0.7 million related to the settlement of certain disputed sales and use taxes.

     Other income (expense) for the first nine months of 1995 includes a first quarter $2.3 million gain on the sale of the Company's interest in Cherokee Resources Incorporated, a privately-held oil and gas company, and a third quarter $1.8 million loss on the sale of the Company's investment in Hadson Corporation.

     Income taxes for the first nine months of 1996 include a $6.8 million deferred tax benefit related to certain foreign expenditures incurred in prior periods.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 26% over the five years ended December 31, 1995; however, no assurances can be given that such increase will occur in the future. Historically, the Company has generally funded development and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities and net proceeds from sales of properties totalled $183.6 million in the first nine months of 1996; net cash used for capital expenditures and producing property acquisitions in such period totalled $180.7 million.

     The Company's 1995 capital program totalled approximately $204.6 million, a level which allowed the Company to more than replace its 1995 production. The Company expects to spend approximately $226.3 million on its 1996 program. However, the actual amount expended by the Company in 1996 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds. Through September 30, 1996 the Company had expended $171.9 million (including $37.8 million on acquisitions of producing properties) on its 1996 program.

     Effective April 1, 1995 the Company entered into the Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement"), an unsecured revolving credit agreement which matures December 31, 1998. The maximum borrowing limits under the Credit Agreement are currently $105.0 million, $65.0 million beginning February 28, 1997 and $30.0 million beginning February 28, 1998. Interest rates under the Credit Agreement are tied to LIBOR or the bank's prime rate with the actual interest rate based upon certain ratios and the value and projected timing of production of the Company's oil and gas reserves. At September 30, 1996, $4.2 million in letters of credit were outstanding under the terms of the Credit Agreement. The Company expects to terminate the Credit Agreement, see "-- Initial Public Offering and Proposed Spinoff."

     The Company has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At September 30, 1996 no amounts were outstanding under these lines of credit.

     Certain of the Company's credit agreements and the indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at September 30, 1996 the Company could incur up to $217.7 million of additional indebtedness and pay dividends of up to $144.3 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred) with the amount payable on its common stock limited to $58.6 million.

     In October 1996 the Company entered into an agreement to purchase the working interests of certain producing properties located in the Levelland Field in the Permian Basin of West Texas from Louis Dreyfus Natural Gas Corp. for approximately $27 million. The transaction is currently scheduled to close in January 1997. The properties to be acquired have long-lived proved reserves and provide additional development potential.

INITIAL PUBLIC OFFERING AND PROPOSED SPINOFF

     On September 18, 1996 the Company announced its intention to separate its Western Division from its other domestic and international operations. The initial phase of the separation involves (i) the contribution of substantially all of the assets and operations of the Western Division, which include the Company's interest in the Midway-Sunset, South Belridge, Coalinga and Kern River oil fields, to Monterey Resources, Inc. ("Monterey"), a newly-formed, wholly owned subsidiary of the Company, and the assumption by Monterey of substantially all of the liabilities and obligations associated with the Western Division, including $245 million of indebtedness in respect of the Company's Senior Notes, and (ii) the initial public offering of approximately 15% (17% if the underwriters' over-allotment options are exercised in full) of the common stock of Monterey (the "Monterey IPO"). Net proceeds from the Monterey IPO will be used to reduce corporate indebtedness. Monterey has filed a registration statement with the Securities and Exchange Commission relating to the proposed Monterey IPO. The Monterey IPO is expected to be completed during the fourth quarter of 1996.

     The second phase of the separation would involve a pro rata distribution by the Company to its common shareholders of its remaining ownership interest in Monterey by means of a tax-free distribution (the "Proposed Spinoff"). The Proposed Spinoff is subject to certain conditions including, the receipt of a ruling from the Internal Revenue Service that such a distribution would be tax-free, the approval of such distribution by the Company's common shareholders, the absence of any future change in the market or economic conditions (including developments in the capital markets) or the Company's or Monterey's business or financial condition that causes the Company's board of directors to conclude that the Proposed Spinoff is not in its shareholders' best interests and the final declaration of the spinoff by the Company's board of directors. The Proposed Spinoff is not expected to occur prior to June 1997.

     On October 22, the Company announced it has entered into a supplement to the indenture relating to its $100 million principal amount 11% Senior Subordinated Debentures due 2004 that will permit the Monterey IPO and the Proposed Spinoff to proceed without the occurrence of a breach or default under such indenture.

     The Company is taking these actions because of its belief that its oil and gas operations have developed over time into separate businesses that operate independently and have diverging capital requirements and risk profiles. In addition, the board of directors believes that dividing the Company's operations into two independent companies will allow each to more efficiently develop its distinct resource base and pursue separate business opportunities while providing each with improved access to capital markets. The board of directors also believes that the Monterey IPO and the Proposed Spinoff will allow investors to better evaluate each business, enhancing the likelihood that each would achieve appropriate market recognition for its performance.

     Also on October 22, the Company announced that it has commenced an offer to purchase up to 4.5 million of the 5.0 million outstanding shares of its Convertible Preferred Stock, 7% Series, for $24.50 per share, net to the seller in cash. The Company intends to purchase all validly tendered and not withdrawn shares, upon the terms and subject to the conditions of the offer, including the provisions relating to proration. The offer, proration period and withdrawal rights will expire at 12:00 midnight, EST, on Tuesday, November 19, 1996, unless extended. The Company is making the offer because it believes that the goals of the Proposed Spinoff can be better achieved by reducing the number of preferred shares outstanding and simplying the Company's capital structure.

     The Company and Monterey will enter into a contribution and conveyance agreement pursuant to which, among other things, (i) the Company will contribute to Monterey substantially all of the assets and operations of its Western Division, subject to the retention by the Company of a production payment in an aggregate amount of $30 million with respect to certain properties in the Midway-Sunset field, which Monterey intends to prepay promptly following the Monterey IPO; (ii) Monterey will assume all obligations and liabilities of the Company associated with the assets and properties of the Western Division, including the Company's outstanding $245 million of Senior Notes and (iii) the Company and Monterey will agree that under certain circumstances Monterey will purchase from the Company the surface rights to approximately 116 surface acres in Orange County, California, to be retained by the Company, which surface rights are currently held by the Company under a contract for sale to a third party. Monterey will (i) use a portion of the net proceeds from the Monterey IPO to repay $70 million of Senior Notes and accrued and unpaid interest thereon and to pay a prepayment premium of approximately $2.5 million thereon and (ii) issue $175 million of its Senior Notes due 2005 to holders of $175 million of the Company's Senior Notes in exchange for cancellation and surrender of such notes, and pay a $1.3 million consent fee in connection therewith. In addition, the Company and Monterey will enter into a new $75 million revolving credit facility with a group of banks and the Company is expected to borrow approximately $16 million thereunder. Upon consummation of the Monterey IPO, Monterey will repay all such indebtedness outstanding under such credit facility with a portion of the net proceeds from the Monterey IPO and the Company will cease to be an obligor under such credit facility. The Company will terminate the Credit Agreement discussed under " -- Liquidity and Capital Resources" and enter into a new $150 million credit facility and use cash on hand together with funds borrowed under the Company's new credit facility to purchase the shares of the Company's Convertible Preferred Stock, 7% Series, tendered under the terms of the offer previously discussed.

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

DIVIDENDS

     Dividends on the Company's Convertible Preferred Stock, 7% Series, and Series A Preferred Stock are cumulative at an annual rate of $1.40 per share and $0.732 per share, respectively. No dividends may be declared or paid with respect to the Company's common stock if any dividends with respect to the 7% Convertible Preferred Stock or Series A Preferred Stock are in arrears. None of the dividends with respect to the Company's 7% Convertible Preferred Stock and Series A Preferred Stock are in arrears. The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is at the sole discretion of the Company's Board of Directors and will depend on dividend requirements with respect to the preferred stock, the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.

     The Company has announced a tender offer with respect to its Convertible Preferred Stock, 7% Series. See " -- Initial Public Offering and Proposed Spinoff".

FORWARD LOOKING STATEMENTS

     In its discussion and analysis of financial condition and results of operations, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipate," "expects," "believes," "seeks,"
"goals," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration uses, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political sides, and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                    PART II
                               OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits


           10.1 First Supplemental Indenture, dated as of October 21, 1996, between the Company and State Street Bank and Trust Company, as Trustee, relating to the Company's 11% Senior Subordinated Debentures due 2004.

     (b)  Reports on Form 8-K

        Date                  Item
--------------------         ------
 September 18, 1996             5

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

Houston, Texas
November 12, 1996