Form 10-K
period 1996-12-31
SANTA FE ENERGY RESOURCES INC
filed 1997-03-12
CIK 86772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 3, 1997 was approximately $1,357,000,000.

     Shares of Common Stock outstanding at February 3, 1997 -- 91,068,871.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

================================================================================

                               TABLE OF CONTENTS

                                        PAGE
PART I
Items 1 and 2. Business and Properties ....................................    1
General ...................................................................    1
Santa Fe Excluding Monterey ...............................................    2
Reserves ..................................................................    3
Production and Development Activities .....................................    3
Exploration Activities ....................................................    7
Drilling Activities .......................................................   10
Producing Wells ...........................................................   10
Domestic Acreage ..........................................................   11
Foreign Acreage ...........................................................   11
Selected Financial and Operating Data .....................................   12
Santa Fe Energy Trust .....................................................   14
Monterey Resources, Inc. ..................................................   14
Reserves ..................................................................   15
Development Activities ....................................................   16
Selected Financial and Operating Data .....................................   18
Santa Fe Consolidated .....................................................   19
Reserves ..................................................................   20
Drilling Activities .......................................................   21
Producing Wells ...........................................................   21
Domestic Acreage ..........................................................   22
Foreign Acreage ...........................................................   22
Current Markets for Oil and Gas ...........................................   22
Other Business Matters ....................................................   23

Item 3. Legal Proceedings .................................................   28

Item 4. Submission of Matters to Vote of Security Holders .................   28

PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters .......................................................   29

Item 6. Selected Financial Data ...........................................   30

Item 7. Management's Discussion and Analysis of Financial
Condition and Results Of Operations .......................................   32

Item 8. Financial Statements and Supplementary Data .......................   42

Item 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure ....................................   42

PART III

Item 10. Directors and Executive Officers of the Registrant ...............   42

Item 11. Executive Compensation ...........................................   42

Item 12. Security Ownership of Certain Beneficial Owners
and Management ............................................................   42

Item 13. Certain Relationships and Related Transactions ...................   42

PART IV

Item 14. Exhibits, Financial Statement Schedules and

Reports on Form 8-K .......................................................   62

Signatures ................................................................   99

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

     Santa Fe Energy Resources, Inc. ("Santa Fe") is engaged in the exploration, development and production of crude oil and natural gas in the continental and offshore United States and in certain international areas. In September 1996, Santa Fe announced its intention to separate its heavy oil operations in California (the "Western Division") from its other domestic and international operations located in the central United States, the Gulf of Mexico and abroad. The initial phase of the separation was completed by the end of November 1996 and involved: (i) the contribution of substantially all of the assets and operations of the Western Division, which include Santa Fe's interests in the Midway-Sunset, South Belridge, Coalinga and Kern River oil fields, to Monterey Resources, Inc. ("Monterey"), a newly-formed subsidiary, and the assumption by Monterey of all the liabilities and obligations associated with the Western Division, including $245 million of senior indebtedness; and
(ii) the initial public offering of approximately 17% of the common stock of Monterey.

     At December 31, 1996, Santa Fe owned approximately 83% of the Monterey's outstanding common stock. As the final phase of the separation, Santa Fe intends to distribute pro rata to its common shareholders all of these shares of Monterey's common stock by means of a tax-free distribution (the "Proposed Spin Off"). Santa Fe's final determination to proceed will require approval of the Proposed Spin Off by Santa Fe's Board of Directors. Such declaration is not expected to be made until certain conditions, many of which are beyond the control of Santa Fe, are satisfied, including: (i) receipt by Santa Fe of a ruling from the Internal Revenue Service as to the tax-free nature of the Proposed Spin Off; (ii) approval of the Proposed Spin Off by Santa Fe's shareholders; and (iii) the absence of any future change in market or economic conditions (including developments in the capital markets) or Santa Fe's or Monterey's business and financial condition that causes Santa Fe's Board of Directors to conclude that the Proposed Spin Off is not in the best interests of Santa Fe's shareholders. It is not anticipated that the Proposed Spin Off will occur prior to July 1997.

     Following the Proposed Spin Off, Santa Fe's domestic activities will be focused in the Permian Basin in Texas and New Mexico and in the Gulf of Mexico, and its international operations will be focused primarily in Southeast Asia, South America and West Africa. Monterey's operations are focused in the San Joaquin Valley of California. Following is a description of the business and properties of (i) Santa Fe excluding Monterey; (ii) Monterey; and (iii) Santa Fe consolidated with Monterey.

SANTA FE EXCLUDING MONTEREY

     After the Proposed Spin Off Santa Fe will have a balanced base of reserves with significant development potential, an active exploration program in the Gulf of Mexico and internationally and a capital structure with low leverage. The company's production will be approximately one-half light oil and one-half natural gas. Domestically, the Central Division will focus on long-lived enhanced recovery properties in the Permian Basin of west Texas and light oil and natural gas properties in southeastern New Mexico. The Gulf Division is continuing its exploration and development program in the shallow waters of the Continental Shelf and is expanding into the deeper water "flex trend" where the company acquired 89,000 net undeveloped acres in 1996. Internationally, development activities will focus on bringing discoveries in Indonesia and Gabon on production in 1997 and 1998 as well as continuing development of its producing fields in Indonesia and Argentina. Exploration activities will focus on the company's inventory of prospects in Southeast Asia, West Africa and South America.

     At December 31, 1996 worldwide proved oil and gas reserves totalled 124.3 MMBOE (83.1 MMBbls of crude oil and liquids and 247.2 Bcf of natural gas) of which approximately 77% were domestic and 23% were foreign. Production in 1996 averaged 27.5 MBbls of crude oil and liquids and 163.4 MMcf of natural gas per day, a 13% increase from 1995, reflecting a 3.0 MBbl per day increase in crude oil and liquids production and an 18.7 MMcf per day increase in natural gas production.

     Capital expenditures for exploration and development projects totalled approximately $181 million in 1996 and are expected to be approximately $214 million in 1997. In 1996 approximately 75% of such expenditures were domestic. In 1997 International Division expenditures will increase to approximately 35% of the total primarily due to increased development expenditures in Indonesia. In 1996 the company participated in the drilling of 75 development wells (48 domestic and 27 international) and 33 exploratory wells (24 domestic and 9 international) of which, 19 exploratory wells and 66 development wells were successfully completed. In 1997 the company expects to participate in 145 development wells (94 domestic and 51 international) and 47 exploratory wells (37 domestic and 10 international).

RESERVES

     The following tables set forth information regarding changes in the company's estimates of proved net reserves from January 1, 1994 to December 31, 1996 and the balance of the company's estimated proved developed reserves at December 31 of each of the years 1993 through 1996.

                                                                       INCREASES (DECREASES)
                                                   -------------------------------------------------------------
                                        BALANCE                                             NET
                                          AT       REVISIONS              EXTENSIONS,    PURCHASES                 BALANCE
                                       BEGINNING      OF                  DISCOVERIES    (SALES) OF                 AT END
                                          OF       PREVIOUS    IMPROVED       AND         MINERALS                    OF
                                        PERIOD     ESTIMATES   RECOVERY    ADDITIONS      IN PLACE    PRODUCTION    PERIOD
                                       ---------   ---------   --------   ------------   ----------   ----------   --------
1994:
    Oil and condensate (MMBbls)......     64.6         5.3        1.3          5.5          (0.7)         (8.9)       67.1
    Natural Gas (Bcf)................    251.2        (5.6)       0.9         36.2          (5.2)        (48.5)      229.0
    Oil Equivalent (MMBOE)...........    106.4         4.3        1.5         11.5          (1.5)        (17.0)      105.2
1995:
    Oil and condensate (MMBbls)......     67.1         8.5        2.4          4.4           6.2          (8.9)       79.7
    Natural Gas (Bcf)................    229.0         1.4        0.2         36.9          18.0         (52.8)      232.7
    Oil Equivalent (MMBOE)...........    105.2         8.7        2.5         10.7           9.2         (17.8)      118.5
1996:
    Oil and condensate (MMBbls)......     79.7         5.7       --            2.2           5.6         (10.1)       83.1
    Natural Gas (Bcf)................    232.7        22.2       --           41.9          10.2         (59.8)      247.2
    Oil Equivalent (MMBOE)...........    118.5         9.4       --            9.2           7.3         (20.1)      124.3(a)

                                                      DECEMBER 31,
                                       ----------------------------------------
                                         1996       1995       1994       1993
                                        -------    ------     ------     ------
PROVED DEVELOPED RESERVES (MMBOE)....    103.2      95.0       82.7       83.2

------------

  (a) At December 31, 1996, 4.3 MMBOE were subject to a 90% net profits interest held by Santa Fe Energy Trust. See "-- Santa Fe Energy Trust."

     Historically, the company has utilized active development and exploration programs as well as selected acquisitions to replace its reserves depleted by production. The company has increased its proved reserves (net of production and sales) by approximately 76% over the five years ended December 31, 1996.

     Ryder Scott Company ("Ryder Scott"), a firm of independent petroleum engineers, prepared the above estimates of the company's total proved reserves as of December 31, 1993 through 1996.

PRODUCTION AND DEVELOPMENT ACTIVITIES

     CENTRAL DIVISION

     The Central Division's producing properties consist primarily of long-lived enhanced recovery properties in the Permian Basin of west Texas and light oil and natural gas properties in southeastern New Mexico. Central Division production averaged 15.9 MBbls of crude oil and liquids and 44.1 MMcf of natural gas per day in 1996, a 13% increase from 1995. During 1996 the Division spent $49.7 million on development projects and acquisitions. The Division participated in 41 gross (19.9 net) development wells, 34 (17.1 net) of which were successful. The acquisition of three enhanced oil recovery properties in west Texas for $20 million added production of approximately 1.0 MBOE per day.

     The company is engaged in development activities primarily through the use of secondary waterfloods and tertiary CO2 floods on its properties in mature fields in the Permian Basin of west Texas and the development of producing properties discovered or acquired by the company. The company has extensive experience in the use of waterfloods, which involves the injection of water into a reservoir to drive hydrocarbons into producing wellbores. Following the waterflood phase, certain fields may continue to produce in response to tertiary EOR projects, such as the injection of CO2 which mixes with the oil and improves the efficiency of the water flood. The Wasson and Reeves fields are the most significant of the company's enhanced oil recovery properties.

     The company has been active in the Wasson field in the Permian Basin of west Texas since 1939. The company's interests in this field consist principally of royalty and working interests in four units, operated by affiliates of Amoco Corporation, Atlantic Richfield Company and Shell Oil Company, which are presently under CO2 flood. Most of the expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery projects have been made. In addition, while expenditures relating to the purchase of CO2 for the Wasson field are expected to continue, CO2 can be recycled and, therefore, such expenditures should decline in the future.

     During 1996 the Wasson field accounted for approximately 21% of the company's crude oil and liquids production. Since initiation of CO2 flooding operations in 1984, the field's previous production decline has been reversed. Reservoir engineering studies prepared on behalf of the company indicate significant additions to proved reserves can be made through additional EOR and development projects.

     The company is the operator and owns a 72% average net revenue interest in the Reeves field, which is located seven miles east of the Wasson field in west Texas. The field has been under waterflood since 1965. During 1996, 21 wells were drilled and 15 wells were worked over as part of a program to infill drill the unit from 40-acre to 20-acre spacing and enhance current waterflood operations.After three years, the program has more than doubled the production rates at the beginning of the project. Based on its success to date, the company plans to continue the infill drilling and workover program in this field in 1997. During 1996 the Reeves field accounted for approximately 7% of the company's crude oil and liquids production.

     The company continued its development activities in Lea and Eddy Counties in southeastern New Mexico with a total of 22 gross (8.6 net) development wells being completed in 1996. At year-end 1996, production from this area averaged
9.7 MBOE per day, a 10% increase from year-end 1995. The Cisco-Canyon project in Eddy County continues to be the company's most significant project in the area. At year-end net production from the project was averaging approximately 4.4 MBOE per day from eleven wells. Development drilling in the East Indian Basin area of the Cisco-Canyon project added approximately 1.7 MBOE per day to 1996 production. Development drilling will continue in the area in 1997.

     Central Division development and acquisition capital expenditures are expected to total approximately $66 million in 1997. Such expenditures include the first quarter acquisitions of working interests in certain properties in the Levelland field in the Permian Basin of west Texas for approximately $31.4 million. Such properties currently produce approximately 1,100 BOE per day, net to the company.

    GULF DIVISION

     Gulf Division production in 1996 increased to 98.1 MMcf of natural gas per day and 3.6 MBbls of crude oil and liquids per day, a 10% increase from 1995. The increase in production, which reversed a two-year decline, was due primarily to the Company's successful exploration program in 1995 and 1996, during which 14 of 19 exploratory wells were successful. Gulf Division properties accounted for 60% of the company's 1996 natural gas production and 50% of the company's proved natural gas reserves at year-end 1996.

     The company's activities in the Gulf of Mexico have historically been concentrated in the shallow water area (less than 400 feet of water) where the company has considerable experience in drilling and field operations. The Gulf Division participates in 51 producing fields on 90 blocks, 11 of which are company-operated. The company expects seven new fields to commence production in 1997, six of which are company-operated.

     During 1996 the Division spent $41.8 million on development, including $6.8 million on acquisitions. The company participated in the drilling of seven gross (1.6 net) development wells, six of which were successfully completed. Three of these wells were producing at year end 1996, including a horizontal completion that is part of the Main Pass 225 Unit. The Main Pass 225 Unit is currently producing approximately 10 MMcf of natural gas per day net to the company. The remaining three wells are scheduled to commence production in 1997 and 1998. In mid-1996 the company completed platform and pipeline construction and commenced production from its 100% owned Galveston A-34 project. At year end three wells were producing approximately 15 MMcf of natural gas and 300 barrels of condensate per day.

     Gulf Division development expenditures are expected to total approximately $45 million in 1997. The division expects to participate in the drilling of six development wells in 1997.

     INTERNATIONAL DIVISION

     International Division production and development operations are currently focused in Indonesia, Argentina and Gabon. In 1996 the International Division accounted for 29% of the company's crude oil and liquids and 13% of the company's natural gas production. The Division's 1996 production comes from the Salawati Basin and Salawati Island fields in Indonesia and the El Tordillo and Sierra Chata fields in Argentina. New production will commence from the Mudi and North Geragai fields in Indonesia in 1997 and from the Makmur field in Indonesia and the Tchatamba discovery in Gabon in 1998. International Division proved reserves at year-end 1996 accounted for 29% of the company's crude oil and liquids reserves and 11% of the company's natural gas reserves. Such reserves do not include volumes attributable to the Indonesian and Gabon fields which are expected to begin production in 1997 and 1998.

     International Division production averaged 8.0 MBBls of crude oil and liquids and 21.2 MMcf of natural gas per day in 1996, a 17% increase from 1995. During 1996 the Division spent $36.5 million on development projects and acquisitions. In Argentina, the Division spent $12.1 million on ongoing field enhancements at the El Tordillo and Sierra Chata fields and expansion of the gas plant at the Sierra Chata field. In addition, the Division paid $7.4 million for an additional 4% working interest in the El Tordillo field. Indonesian operations accounted for $12.9 million of development expenditures and in Gabon development expenditures totalled $3.1 million. During 1996 the Division participated in 27 gross (5.8 net) development wells, 26 gross (5.6 net) of which were successful.

     INDONESIA. The company is the operator of a joint venture (the "Salawati Basin Joint Venture") formed in 1970 to explore for and develop hydrocarbon reserves in the Salawati Basin area of Irian Jaya. At December 31, 1996, the company held a 33 1/3% participation interest in the Salawati Basin Joint Venture. The Salawati Basin Joint Venture operates under a production sharing contract (a "PSC") with the Indonesia state oil agency ("Pertamina"), which expires in the year 2020. As of December 31, 1996 the contract covered an area of approximately 235,000 acres. Production occurs from seven oil and three gas condensate fields. The entitlement of the Salawati Basin Joint Venture under the PSC averaged approximately 6.5 MBbls per day (approximately 2.2 MBbls per day net to the company) for the year ended December 31, 1996.

     The company is also a participant in a joint venture with Pertamina to explore the Salawati Island Block of Irian Jaya. The effective date of this joint venture was April 23, 1990 with a term of 30 years. At December 31, 1996 the company held a 16 2/3% participation interest in the block which covers approximately 1.1 million acres. The company and Pertamina (with its 50% interest) jointly operate the contract area under the terms of a Joint Operating Body (a "JOB"). Sales from the Matoa field began in January of 1993 and in December 1996 the field produced approximately 6.9 MBbls of oil per day (approximately 2.0 MBbls per day net to the company) from 25 wells.

     In December 1995 on the Tuban block on the island of Java, the company tested the Mudi No. 5, the fifth successful test of the Tuban Limestone formation on the Mudi prospect. Pertamina has given preliminary approval of a plan of development and the company and its partners have begun procurement of facilities and construction services. Commercial oil sales are expected to begin in the third quarter of 1997. The company has conducted a seismic program to delineate the extent of the field and to further define similar anomolies in the area. A sixth well was completed in February 1997 and a seventh well is in progress. Three additional development wells are planned for 1997. The company holds a 12.5% interest and operates the Mudi project under the terms of a JOB comprised of Pertamina and the company.

     The Jabung Block covers nearly two million acres in central Sumatra. The company holds a 33 1/3% interest and is the operator of the Jabung Block under the terms of a PSC with Pertamina. In the first quarter of 1995 the company completed the North Geragai No. 1 discovery well on the Jabung Block in central Sumatra and to date six additional productive wells have been drilled. In September 1996 Pertamina approved the plan of development for the North Geragai field and procurement of facilities and initial construction commenced in October. Three additional development wells are planned for 1997. Commercial oil sales from the field are expected to commence in mid-1997.

     In August 1995 the Northeast Batara No. 1 exploratory well, located approximately 25 miles northeast of the North Geragai No. 1, tested 420 barrels of condensate and 22 MMcf of gas (approximately 55% carbon dioxide) per day from three intervals. A second well tested 204 barrels of condensate and 12 MMcf of gas per day. A seismic program is planned to delineate the extent of the field.

     In December 1996 the company tested the Makmur No. 1, the third new field discovery on the Jabung Block, at combined flow rates of 3,915 barrels of oil and 6.8 MMcf of gas per day from three geologic intervals. Additional seismic and delineation drilling will be required to determine the extent of the Makmur reservoir.

     The contracts under which the company operates the Salawati Basin Joint Venture and the Tuban Block entitle the participants to recover all expenditures related to the operation (the "cost recovery amount") by allocating to the participants a portion of the crude oil production ("cost oil") sufficient, at the Indonesia government official crude oil price ("ICP"), to offset the cost recovery amount. All unrecovered costs in any calendar year are carried forward to future years. The balance of production after deducting the cost recovery amount is allocated to Pertamina and the participants (66% is allocated to Pertamina with respect to the Salawati Basin Joint Venture and 71% is allocated to Pertamina with respect to the Tuban Block). However, after the first five years of production 25% of such production allocated to the participants must be sold into the Indonesian domestic market for $0.20 per barrel.

     Under the terms of the contracts under which the company operates the Salawati Island Block and the Jabung Block, the joint venture participants are allowed to recover the cost recovery amount, after an initial 20% portion (approximately 8% to the joint venture participants and 12% to Pertamina) has been deducted, by allocating to the joint venture participants cost oil sufficient to offset the cost recovery amount. All unrecovered costs in any calendar year are carried forward to future years. The balance of production after allocation of cost oil is allocated approximately 62% to Pertamina and 38% to the joint venture participants. However, after the first five years of production 25% of such production allocated to the joint venture participants must be sold into the Indonesian domestic market for 10% to 15% of ICP.

     ARGENTINA. The company acquired an interest in the El Tordillo field in Chubut Province, Argentina in 1991. At that time, the field was producing approximately 10,500 gross barrels of oil per day. As of December 31, 1996 the company and its partners have completed 282 workovers and drilled 30 new wells, expanded the existing waterflood programs and initiated two new waterflood pilots, increasing production to approximately 20,800 gross barrels of oil per day. The company expects to drill 22 development wells and continue the workover program in 1997 and anticipates the expansion of the existing waterflood projects.

     The joint venture group is allowed to sell crude oil produced from this field into the open market. There is a 12% royalty on gross production and the joint venture is taxed at a 33% rate after deductions for capitalized costs and expenses. The company holds a 22% working interest in the El Tordillo field.

     In April 1993 the company completed the Sierra Chata X-1 as a successful natural gas and condensate exploratory test in Chihuidos Block, Neuquen Province, Argentina. Fourteen additional successful wells have been drilled and the combined deliverability of the fifteen wells is approximately 180 MMcf of natural gas per day with a carbon dioxide content of approximately 8%. The company expects to drill two additional development wells in 1997. The company and its partners have built a gas processing facility and a 40-mile gathering pipeline which transports production from the field and interconnects with two main transmission lines owned by a third party that transport gas to Buenos Aires and other major markets.

     Sales of production from the Sierra Chata field commenced in April 1995 under a gas contract with certain "take-or-pay" and "delivery-or-pay" obligations with MetroGas S.A., a Buenos Aires gas distribution company. Natural gas produced in excess of the contract requirements is sold on the spot market. The company has committed to supply gas to the Chilean market via the GasAndes Pipeline beginning in 1998. To fulfill its commitment under the new contract, deliveries to Metro Gas will be reduced within the contract terms. Sales from the field averaged 20.4 MMcf per day net to the company during 1996. There is a 12% royalty and a 1% provincial tax on gross production and the joint venture is taxed at a 33% rate after deductions for capitalized costs and expenses. The company has a 19.9% working interest in the Block and is the operator.

     During 1997 the Division expects to spend $54.5 million on development projects. Indonesian operations account for $27.5 million of such expenditures, primarily on Jabung Block and the Mudi field where production will begin in 1997. In Argentina, the Division expects to spend $13.1 million on the El Tordillo and Sierra Chata fields. In Gabon, where production is expected to commence in 1998, development expenditures are expected to total $6.9 million. During 1997 the Division expects to participate in 51 gross (10 net) development wells.

EXPLORATION ACTIVITIES

     The company drilled 33 gross exploratory wells (13.8 net wells) in 1996 of which 19 (8.9 net) were successful, and the company plans to participate in the drilling of 47 gross exploratory wells at a net cost to the company of approximately $33 million during 1997. The company typically develops its own prospects, in many cases utilizing 3-D seismic data. A large portion of the company's undeveloped acreage position has been acquired through federal lease sales and through entering into concessions with foreign governments. Prior to drilling more expensive wells, the company generally brings in partner(s) to share the cost while retaining operatorship. In certain instances, the company is able to get its partners to pay the company's share of the cost to drill a well. The company's exploration program is most active in the Gulf of Mexico, where it recently entered the "flex trend", and certain foreign locations. The company plans to drill five exploratory wells in the flex trend, the first of which is scheduled for the second quarter of 1997, and ten exploratory wells in foreign locations.

  DOMESTIC

     At year-end 1996, the company held an interest in 245,100 gross undeveloped acres (124,100 net acres) in the shallow water Continental Shelf area of the Gulf of Mexico. The company participated in 7 gross (2.9 net) exploratory wells in the Gulf of Mexico in 1996, including 5 gross (2.4 net) discovery wells, for an 83% net success rate.

     The company's offshore program has been expanded to include prospects in the flex trend in water depths of 400 to 2,500 feet. This area of the Gulf of Mexico has only recently had sufficient infrastructure and technology to warrant the company's entry into the play. The "'flex" area of the Gulf is underexplored and contains larger prospects and field sizes than are being drilled in the shallower water "shelf" area. The company acquired 89,000 net acres on 14 prospects on 22 blocks in the flex trend in 1996 and intends to participate in the two lease sales in 1997. Five of the flex trend prospects will be explored under the terms of an agreement with Reading & Bates Development Co. A drilling rig is under contract and drilling is expected to commence in the second quarter of 1997. An affiliate of Reading & Bates will carry out the design, construction and installation of facilities associated with commercial discoveries on the five prospects.

     In southeastern New Mexico, the company has continued a modest exploratory program concentrating on multiple Permian and Pennsylvanian aged oil and gas reservoirs ranging in depth from 1,500 to 16,000 feet. The focus in 1996 was to drill for deeper, gas bearing objectives which also provide exposure to shallower Delaware and Bone Springs oil reserves. The company has entered into a joint venture 3-D seismic exploration program in western Michigan. The focus of the play is shallow oil and gas reserves in Silurian reefs, a prolific producer in the state. The company acquired an option covering more than 50,000 acres in 1996 and will begin the seismic and drilling phases of the program in 1997.

  INTERNATIONAL

     INDONESIA. In 1995 the company signed a new contract for the 956,000 acre Bangko Block in south Sumatra. During 1996 the company drilled and abandoned two exploratory wells, the majority of the company's costs of which were paid by its partners. Additional exploration efforts on the block are being evaluated. The company is the operator and holds a 35% interest in the Bangko Block.

     In December 1996 the company signed a PSC with Pertamina giving the company the right to explore the Pagatan Block, an area of approximately 2.1 million acres along the southern coast of the island of Kalimantan. During the three-year primary term of the contract, the company is obligated to drill at least one well. The company is the operator and holds a 100 percent interest in the block. The company is negotiating with potential partners for approximately 50% of its working interest.

     COLOMBIA. In June 1996 the company signed a contract granting it the exploration rights on approximately 425,000 acres in southern Colombia. The Caprio Block covers an area in the Putumayo Basin, the northern extension of Ecuador's Oriente Basin. The company is obligated to reprocess 1,500 kilometers of seismic data within one year and has the option to drill an exploratory well during the second year of the contract. The company holds a 75% working interest in the block and is the operator.

     ECUADOR. In January 1995 the company signed a contract covering exploration rights on Oriente Block 11 which is located in the north central portion of the Oriente Basin in northeast Ecuador. The contract includes an initial exploration period of four years with optional extensions. Seismic operations were completed in the first quarter of 1996 and the company drilled two exploratory wells in the fourth quarter of 1996. One well was plugged and abandoned and the other well has been temporarily abandoned after testing 500 barrels of oil per day. The company is obligated to drill two additional wells on the block and plans to drill on other prospects to determine the ultimate commerciality of the block. The company is the operator and holds a 35% working interest in the block.

     GABON. During 1995 the company participated in the drilling of the Tchatamba Marine No. 1 on the Kowe permit, offshore Gabon. The well tested 4,545 barrels per day of 46 degree API gravity oil from a 74-foot interval in the Upper Madiela formation between 6,306 to 6,380 feet. During 1996 additional seismic surveys were conducted to delineate the Tchatamba structure and further define other prospects and two successful delineation wells were drilled. An exploitation permit has been approved by the government and construction of production facilities is expected to begin in late 1997. During 1997 one development well and three exploratory wells are expected to be drilled on the block. The Company holds a 25% working interest in the 614,200-acre permit area.

     In August 1996 the company signed a contract to explore the Mondah Bay Block in Gabon's Atlantic Salt Basin. The contract provides for an initial exploration period of two years with a three-year optional extension and a twenty-year production period. The company has committed to drill one well in mid-1997 and it is expected that all of the company's share of the cost will be paid by its partner. The block is located in the northern, unexplored portion of the Atlantic Salt Basin and covers a combined onshore and offshore area of approximately 600 square miles. Initial activity will focus on the offshore portions of the block where water depths are less than 100 feet and prospects are targeted at drilling depths of less than 5,000 feet. The company holds a 50% working interest in the block and is the operator.

     COTE D'IVOIRE. In October 1996 the company signed an exploration contract to explore Block CI-24 in the offshore portion of Cote d'Ivoire's Abidjan margin. The block covers 649,000 acres in predominantly shallow water. Early exploration activity will focus on the interpretation of a 3-D seismic survey acquired by Petroci, the national oil company of Cote d'Ivoire. Petroci holds a 10% carried interest in the block and the company holds a 90% of the remaining working interest and is the operator.

     CHINA. In November 1996 the company signed a PSC with the Chinese National Offshore Oil Company ("CNOOC") with respect to offshore Block 27/11 in the Pearl River Mouth Basin approximately 100 miles south of Hong Kong. The block consists of approximately 765,000 acres, with water depths generally less than 300 feet. The work program commitment on the block includes the acquisition of approximately 600 miles of seismic data and a well to be drilled to at least 11,500 feet. Santa Fe holds a 40% working interest in the block which is operated by Kerr-McGee.

     In January 1997 the company signed two PSCs with CNOOC, giving the company the right to explore two additional areas of the South China Sea. Block 15/34 covers approximately 800,000 acres in the Pearl River Mouth Basin, approximately 50 miles south of Hong Kong, adjacent to Block 27/11. Several prospect areas have been identified from existing seismic and additional data acquisition will focus on the confirmation and selection of drillsites as well as the identification of additional drillable prospects. Block 23/28 is located north of the large island of Haina and covers approximately 500,000 acres in the southern portion of the Beibu Gulf Basin. Several prospect areas have been identified from existing data which will be supplemented with 2-D and 3-D seismic programs. The company is obligated to acquire 2-D and 3-D seismic and drill a well to at least 10,500 feet on each of the blocks. The company holds 100% of the working interest in both contract areas.

DRILLING ACTIVITIES

     The table below sets forth, for the periods indicated, the number of wells drilled in which the company had an economic interest. As of December 31, 1996 wells in the process of drilling or completing included 4 gross (1.3 net) domestic exploratory wells, 15 gross (6.7 net) domestic development wells, and 5 gross (1.2 net) foreign development wells.

                                                          YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                               1996                 1995                 1994
                                        ------------------   ------------------   ------------------
                                        GROSS       NET      GROSS       NET      GROSS       NET
Development Wells                       ------   ---------   ------   ---------   ------   ---------
  Domestic
     Completed as natural gas
       wells.........................      12          3.8      13          6.3      17          4.4
     Completed as oil wells..........      28         14.7      47         25.3      58         31.2
     Dry holes.......................       8          3.0       4          1.5       3          1.5
  Foreign
     Completed as natural gas
     wells...........................       5          1.1       3          0.9       2          0.4
     Completed as oil wells..........      21          4.5      17          3.2      14          4.3
     Dry holes.......................       1          0.2       5          1.1       2          0.6
                                        ------   ---------   ------   ---------   ------   ---------
                                           75         27.3      89         38.3      96         42.4
                                        ------   ---------   ------   ---------   ------   ---------
Exploratory Wells
  Domestic
     Completed as natural gas
       wells.........................      10          5.1      13          6.3       3          1.5
     Completed as oil wells..........       6          2.9       9          3.3       9          3.5
     Dry holes.......................       8          3.0       5          2.1      23          8.6
  Foreign
     Completed as natural gas
     wells...........................       1          0.2       2          0.8       1          0.5
     Completed as oil wells..........       2          0.7       3          0.9       1          0.3
     Dry holes.......................       6          1.9       3          0.8       6          2.1
                                        ------   ---------   ------   ---------   ------   ---------
                                           33         13.8      35         14.2      43         16.5
                                        ------   ---------   ------   ---------   ------   ---------
                                          108         41.1     124         52.5     139         58.9
                                        ======   =========   ======   =========   ======   =========

PRODUCING WELLS

     The following table sets forth the company's ownership in producing wells at December 31, 1996:

                                             U.S.(A)           ARGENTINA(B)       INDONESIA(C)           TOTAL
                                        ------------------    --------------     --------------     ---------------
                                        GROSS       NET       GROSS     NET      GROSS     NET      GROSS      NET
                                        ------   ---------    ------    ----     ------    ----     ------    -----
Oil..................................    8,539         931      386      84        368      117      9,293    1,132
Natural gas..........................      567         164       16       3          7        2        590      169
                                        ------   ---------    ------    ----     ------    ----     ------    -----
                                         9,106       1,095      402      87        375      119      9,883    1,301
                                        ======   =========    ======    ====     ======    ====     ======    =====

------------

  (a) Includes 61 gross wells with multiple completions.

  (b) At December 31, 1996 one gross gas well was shut-in.

  (c) Includes one gross well with multiple completions and 69 gross wells which were shut-in at December 31, 1996.

DOMESTIC ACREAGE

     The following table summarizes developed and undeveloped fee and leasehold acreage in the United States at December 31, 1996. Excluded from such information is acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests.

                                         UNDEVELOPED            DEVELOPED
                                     --------------------  --------------------
                STATE                  GROSS       NET       GROSS       NET
                                     ---------  ---------  ---------  ---------
                                                     (IN ACRES)
Alabama -- Offshore................     --         --         23,040     12,480
Alabama -- Onshore.................     --         --            824        112
Arkansas...........................        329         60        818        182
Colorado...........................        872        728      5,931      5,249
Kansas.............................         93         63      3,833        874
Louisiana -- Offshore..............    232,523    109,651    229,185     88,302
Louisiana -- Onshore...............      1,856        609      8,998      2,093
Mississippi........................        300         84      2,991        523
Montana............................      3,450        428        670         43
New Mexico.........................    169,270    117,497     52,701     28,342
New York...........................     --         --            189         47
North Dakota.......................      2,963        986      4,570      1,025
Oklahoma...........................      6,631      5,417     21,569      8,091
Pennsylvania.......................         20         20         25          3
Texas -- Offshore..................    133,003    103,478     58,381     18,087
Texas -- Onshore...................    137,942    107,137    188,270    133,865
Utah...............................      1,363        531      3,325      1,527
Wyoming............................     16,384      9,260     22,844     10,753
                                     ---------  ---------  ---------  ---------
                                       706,999    455,949    628,164    311,598
                                     =========  =========  =========  =========

FOREIGN ACREAGE

     The following table summarizes foreign acreage at December 31, 1996:

                                         UNDEVELOPED            DEVELOPED
                                     --------------------  --------------------
                                       GROSS       NET       GROSS       NET
                                     ---------  ---------  ---------  ---------
                                                (THOUSANDS OF ACRES)
Argentina..........................      2,169        539         93         19
China..............................        765        306     --         --
Colombia...........................        423        318     --         --
Cote d'Ivoire......................        197        197     --         --
Ecuador............................        474        166     --         --
Gabon..............................      1,001        345     --         --
Indonesia..........................      6,427      3,297         43         13
                                     ---------  ---------  ---------  ---------
                                        11,456      5,168        136         32
                                     =========  =========  =========  =========

SELECTED FINANCIAL AND OPERATING DATA

     The following table sets forth selected financial and operating data with respect to the company, excluding Monterey:

                                                    YEAR ENDED DECEMBER 31,(a)
                                       -----------------------------------------------------
                                         1996       1995       1994      1993(g)    1992(h)
                                       ---------  ---------  ---------  ---------  ---------
                                             (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)
                                                            (UNAUDITED)
FINANCIAL DATA
  INCOME STATEMENT DATA
     Revenues........................      290.4      230.7      212.3      250.0      212.4
                                       ---------  ---------  ---------  ---------  ---------
     Costs and Expenses
           Production and
             operating...............       80.6       69.7       63.7       63.6       48.5
           Oil and gas systems and
             pipelines...............     --         --         --            4.2        3.2
           Exploration, including dry
             hole costs..............       32.8       21.0       19.0       29.3       22.8
           Depletion, depreciation
             and
             amortization............      110.8      100.8       89.3      111.5      102.3
           Impairment of oil and gas
             properties..............       57.4       30.2     --           50.2     --
           General and
             administrative..........       21.2       19.6       19.5       23.1       22.1
           Taxes (other than
             income).................       17.1       11.3       17.1       18.9       15.4
           Restructuring
             charges(b)..............     --         --            5.9       26.7     --
           Loss (gain) on disposition
             of assets...............      (12.1)       0.3       (8.3)       0.6      (13.9)
                                       ---------  ---------  ---------  ---------  ---------
                                           307.8      252.9      206.2      328.1      200.4
                                       ---------  ---------  ---------  ---------  ---------
     Income (Loss) from Operations...      (17.4)     (22.2)       6.1      (78.1)      12.0
                                       =========  =========  =========  =========  =========
  COSTS AND EXPENSES PER BOE
     Production and operating(c).....       4.03       3.92       3.76       3.43       3.28
     Exploration, including dry hole
        costs........................       1.64       1.19       1.12       1.58       1.55
     Depletion, depreciation and
        amortization(d)..............       5.39       5.61       5.26       6.03       6.91
     General and administrative(e)...       0.88       1.10       1.15       1.25       1.49
     Taxes other than income(f)......       0.86       0.63       1.01       1.03       1.04

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                    YEAR ENDED DECEMBER 31,(a)
                                       -----------------------------------------------------
                                         1996       1995       1994      1993(g)    1992(h)
                                       ---------  ---------  ---------  ---------  ---------
                                             (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)
OPERATING DATA
  DAILY AVERAGE PRODUCTION
     Crude oil and liquids
        (MBbls/day)
           Domestic..................       19.5       16.7       16.3       17.7       16.3
           Argentina.................        3.7        2.6        2.4        2.4        2.4
           Indonesia.................        4.3        5.2        5.7        4.1        1.8
                                       ---------  ---------  ---------  ---------  ---------
                                            27.5       24.5       24.4       24.2       20.5
                                       =========  =========  =========  =========  =========
     Natural gas (MMcf/day)..........      163.4      144.7      132.8      159.0      119.2
     Total production (MBOE/day).....       54.7       48.6       46.6       50.7       40.4
  AVERAGE SALES PRICES
     Crude oil and liquids ($/Bbl)
           Unhedged
                Domestic.............      19.96      16.34      14.92      16.20      18.38
                Argentina............      19.06      14.72      13.23      14.07      15.99
                Indonesia............      18.92      16.10      15.09      15.50      17.51
                Total................      19.68      16.12      14.79      15.87      18.02
           Hedged....................      18.66      16.40      14.79      15.87      18.17
     Natural Gas ($/Mcf)
           Unhedged..................       2.18       1.46       1.77       2.04       1.72
           Hedged....................       1.83       1.45       1.75       1.90       1.71
  PROVED RESERVES AT YEAR END
     Crude oil, condensate and
        natural gas
        liquids (MMBbls).............       83.1       79.7       67.1       64.6       64.8
     Natural gas (Bcf)...............      247.2      232.7      229.0      251.2      258.7
     Proved reserves (MMBOE).........      124.3      118.5      105.2      106.4      108.1
     Proved developed reserves
        (MMBOE)......................      103.2       95.0       82.7       83.2       90.8
  PRESENT VALUE OF PROVED RESERVES AT
     YEAR-END
     Before income taxes.............    1,047.7      602.8      417.0      400.7      532.0

------------

(a) Certain prior period amounts have been restated to conform to 1996 presentation.

(b) 1993 amount includes losses on property dispositions of $16.5 million, long-term debt repayment penalties of $8.6 million and accruals of certain personnel benefits and related costs of $1.6 million. 1994 amount represents severance, benefits and relocation expenses.

(c)  Excluding related production, severance and ad valorem taxes.

(d) Excludes effect of unproved property writedowns of $0.13 per BOE in 1996 and $0.06 per BOE in 1995.

(e) Excludes effect of $1.6 million charge related to the abandonment of an office lease and $2.0 million in costs and expenses related to the IPO ($0.18 per BOE) in 1996.

(f)  Includes production, severance and ad valorem taxes.

(g) Includes production attributable to properties sold during 1993 of 4.1 MBbls of oil and 21.7 MMcf of natural gas per day (7.7 MBOE per day) and gives effect to the sale in 1993 of approximately 8.0 MMBOE of proved reserves.

(h) On May 19, 1992 Adobe Resources Corporation was merged with and into the company.

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

     The properties conveyed to the Trust consisted of two term royalty interests in two production units in the Wasson field in west Texas and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states. At December 31, 1996, 4.3 MMBOE of the company's estimated proved reserves were subject to such net profits interest. The reserve estimates included herein reflect the conveyance of the Wasson term royalties to the Trust.

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments to the extent that such payments are required to provide distributions of $0.40 per Depositary Unit per quarter. Such additional royalty payments, if needed, will come from the company's remaining royalty interest in one of the production units in the Wasson field described above, and are non-recourse to the company. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such additional payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) is limited to $20.0 million on a revolving basis. As of December 31, 1996 the company had made additional royalty payments (net of recoupments) totalling $1.2 million and will recoup $1.0 million from the proceeds payable to the Trust in the first quarter of 1997. Dependent on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make distributions of $0.40 per quarter. In such instances the company would be required to make additional royalty payments.

MONTEREY RESOURCES, INC.

     In 1996 Santa Fe formed Monterey to assume the operations of Santa Fe's Western Division (the "Western Division") which conducted Santa Fe's oil and gas operations in the State of California. In November 1996, prior to the initial public offering (the "IPO") discussed below, pursuant to a contribution and conveyance agreement (the "Contribution Agreement"), among other things: (i) Santa Fe contributed to Monterey substantially all of the assets and properties of the Western Division, subject to the retention by Santa Fe of a production payment, as defined below, and certain other assets; (ii) Santa Fe retained a $30.0 million production payment (the "Production
Payment") with respect to certain properties in the Midway-Sunset field; (iii) Monterey assumed all obligations and liabilities of Santa Fe associated with or allocated to the assets and properties of the Western Division, including $245.0 million of indebtedness in respect of Santa Fe's 10.23% Series E Notes due 1997, 10.27% Series F Notes due 1998 and 10.61% Series G Notes due 2005 (the "Series
E Notes", "Series F Notes" and "Series G Notes", respectively) and (iv)
Monterey agreed to purchase from Santa Fe an $8.3 million promissory note receivable related to the sale to a third party of certain surface acreage located in Orange County, California. Also prior to the IPO, Monterey and Santa Fe entered into a $75.0 million revolving credit facility with a group of banks (the "Monterey Credit Facility") and borrowed $16.0 million which was retained by Santa Fe.

     In November 1996 Monterey sold 9,335,000 shares of its common stock for total consideration of $123.6 million (after deducting underwriting discounts of $9.1 million and other related costs of $2.6 million). The proceeds from the IPO were used in part to (i) repay the Series E Notes and Series F Notes ($70.0 million) and pay a prepayment penalty thereon of $2.5 million; (ii) retire the Production Payment ($30.0 million); (iii) repay the $16.0 million outstanding under the New Credit Facility; and (iv) pay a $2.0 million fee with respect to a supplement to the indenture relating to Santa Fe's 11% Senior Subordinated Debentures due 2004. Subsequent to the IPO, Monterey issued $175.0 million in aggregate principal amount of 10.61% Senior Notes due 2005 (the "Monterey Senior Notes") to holders of the Series G Notes in exchange for the cancellation of such notes and paid a $1.3 million consent fee in connection therewith.

     In December 1996 Santa Fe sold the surface rights to approximately 116 surface acres in Orange County, California for total consideration of $24.2 million and recognized a $12.3 million gain. Santa Fe received $15.9 million in cash and an $8.3 million note, which note was then purchased by Monterey for cash.

     At December 31, 1996, Santa Fe owned 82.8% of Monterey's outstanding common stock. Santa Fe has announced that it intends to distribute pro rata to its common shareholders all of the shares of Monterey's common stock that it owns by means of a tax-free distribution. See -- "GENERAL."

     The discussions included herein with respect to the years ended December 31, 1995 and prior relate to the operations of the Western Division. The discussions with respect to the year ended December 31, 1996 relate to the operations of the Western Division for January through October and the operations of Monterey for November and December.

RESERVES

     The following table sets forth information regarding changes in Monterey's estimates of proved net reserves from January 1, 1994 to December 31, 1996 and the balance of Monterey's estimated proved developed reserves at December 31, of each of the years 1993 through 1996, as prepared by Ryder Scott:

                                                                       INCREASES (DECREASES)
                                                   -------------------------------------------------------------
                                        BALANCE                                             NET
                                          AT       REVISION               EXTENSIONS,    PURCHASES                 BALANCE
                                       BEGINNING      OF                  DISCOVERIES    (SALES) OF                 AT END
                                          OF       PREVIOUS    IMPROVED       AND         MINERALS                    OF
                                        PERIOD     ESTIMATES   RECOVERY    ADDITIONS      IN PLACE    PRODUCTION    PERIOD
                                       ---------   ---------   --------   ------------   ----------   ----------   --------
1994:
    Oil and Condensate (MMBbls)......    183.6         9.9       12.6        --              0.2         (15.1)      191.2
    Gas (Bcf)........................     11.8         2.9       --          --              0.1          (1.4)       13.4
    Oil Equivalent (MMBOE)...........    185.6        10.4       12.6        --              0.2         (15.3)      193.5
1995:
    Oil and Condensate (MMBbls)......    191.2         9.7       13.7        --              0.1         (15.2)      199.5
    Gas (Bcf)........................     13.4         0.9       --          --              --           (1.9)       12.4
    Oil Equivalent (MMBOE)...........    193.5         9.8       13.7        --              0.1         (15.5)      201.6
1996:
    Oil and Condensate (MMBbls)......    199.5        12.0       14.4        --              7.6         (17.1)      216.4
    Gas (Bcf)........................     12.4         1.1       --          --              --           (1.3)       12.2
    Oil Equivalent (MMBOE)...........    201.6        12.1       14.4        --              7.6         (17.3)      218.4

                                                   DECEMBER 31,
                                     ------------------------------------------
                                       1996       1995       1994       1993
                                     ---------  ---------  ---------  ---------
PROVED DEVELOPED RESERVES (MMBOE)...   172.6      158.6      141.8      142.3

     During the five years ended December 31, 1996, Monterey spent a total of $172.9 million on development activities on its properties. Cumulative production from the properties during the same five-year period exceeded 79.8 MMBOE while additions to proved reserves exceeded 111.4 MMBOE (yielding 31.6 MMBOE net additions after production.) Based on reservoir engineering studies prepared by Ryder Scott, Monterey believes that it can continue to make significant additions to proved reserves on its properties through additional EOR and development projects. Monterey anticipates spending approximately $70.9 million during 1997 on additional development projects on its properties. Because the actual amounts expended in the future and the results therefrom will be influenced by numerous factors, including many beyond its control, and due to the inherent uncertainty of reservoir engineering studies, no assurances can be given as to the amounts that will be expended or, if expended, that the results therefrom will be consistent with the Monterey's prior experience or expectations.

DEVELOPMENT ACTIVITIES

     Monterey is engaged in development activities primarily through the application of thermal EOR techniques on its heavy oil properties in the San Joaquin Valley. Thermal EOR operations involve the injection of steam into a reservoir to raise the temperature and reduce the viscosity of heavy oil, facilitating the flow of the oil into producing wellbores. In addition, Monterey has begun to utilize horizontal drilling in conjunction with the steam projects already deployed. Based on results to date it is believed that horizontal wells can provide production rates up to 10 times greater than the typical vertical well while providing drainage for portions of the reservoir that cannot be effectively drained by vertical wells. In addition to these thermal techniques, Monterey has extensive experience in the use of waterfloods, which involves the injection of water into a reservoir to drive hydrocarbons into producing wellbores.

     In 1996 Monterey spent $48.7 million on development work including the drilling of vertical infill and step-out wells and seven horizontal wells, the addition of 39 steamflood patterns and the expansion of key facilities to serve increased production and steam volumes. The majority of the 1996 development activity was focused at Midway-Sunset and Kern River and resulted in a combined net oil production increase from December 31, 1995 to December 31, 1996 of 4.3 MBbls per day. During 1996 Monterey drilled 227 gross (218 net) development wells.

     Monterey's production and reserves are concentrated in four fields in California's San Joaquin Valley. These fields, Midway-Sunset, Kern River, South Belridge and Coalinga account for 95% of Monterey's 1996 net production and 93% of Monterey's December 31, 1996 proved reserves. Monterey's properties in these fields are generally highly concentrated and equipped with efficient centralized infrastructure.

     MIDWAY-SUNSET. Monterey owns and operates a 100% working interest (96% average net revenue interest) in over 13,000 gross acres and 2,300 producing wells in the Midway-Sunset field. The Company is currently the largest producer in the field and has operated there continuously since 1905. Substantially all of the oil produced from the Midway-Sunset field is heavy crude oil located in the Pleistocene and Miocene reservoirs at depths of less than 2,000 feet.

     During 1996, Monterey's properties at Midway-Sunset produced at record levels averaging 35.1 MBbls per day for the year, an increase of 2.5 MBbls per day over the average for 1995, and accounted for 74% of Monterey's 1996 crude production. Total December 31, 1996 proved reserves for Monterey's Midway-Sunset properties represented approximately 75% of Monterey's total proved reserves. Based on reservoir engineering studies prepared by Ryder Scott, Monterey believes that it can continue to make significant additions to its proved reserves in this field through additional EOR and development projects. Monterey has identified in excess of 1,300 well operations that could be undertaken in the field and anticipates completing 300 of these operations (including 40 horizontal wells) in 1997 at an estimated capital cost of $51.0 million.

     KERN RIVER. Monterey owns and operates a 100% working interest (91% average net revenue interest) in four properties in the Kern River field, located near Bakersfield, California. Monterey acquired its interest in the Kern River field in 1905. With field-wide production rates of approximately 135 MBbls per day, the Kern River field is the second largest producing oil field in the lower 48 states and has produced in excess of 1.5 billion barrels of oil. Most of the oil produced from the Kern River field is heavy crude oil produced from Plio-Pleistocene reservoirs at depths of less than 1,000 feet. During 1996, the Kern River field accounted for approximately 11% of Monterey's total crude production. As of December 31, 1996, Monterey's total proved reserves in the Kern River field were approximately 9% of its total proved reserves. As with the Midway-Sunset field, based on engineering studies prepared by Ryder Scott, Monterey believes that it can continue to make significant additions to its proved reserves in the Kern River field through additional thermal development projects.

     SOUTH BELRIDGE. Monterey has a 46% average working interest (40% average net revenue interest) in its properties in the South Belridge field, which is located 15 miles north of the Midway-Sunset field. Monterey acquired interests in the South Belridge field in 1987 and expanded its holdings in 1991. The oil in the South Belridge field is heavy and light crude that is produced from depths of generally less than 2,000 feet. During 1996, the South Belridge field accounted for approximately 5% of Monterey's total crude production. As of December 31, 1996, Monterey's total proved reserves in the South Belridge field were approximately 6% of its total proved reserves.

     COALINGA. Monterey has a 100% average working interest (84% average net revenue interest) in its properties in the Coalinga field which is located 55 miles southwest of Fresno, California. During 1996, the Coalinga field accounted for approximately 5% of Monterey's crude production. As of December 31, 1996, Monterey's total proved reserves in the Coalinga field were approximately 3% of its total proved reserves.

SELECTED FINANCIAL AND OPERATING DATA

     The following table sets forth selected financial and operating data with respect to Monterey:

                                                       YEAR ENDED DECEMBER 31, (a)
                                          -----------------------------------------------------
                                            1996       1995       1994       1993       1992
                                          ---------  ---------  ---------  ---------  ---------
                                                (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)
FINANCIAL DATA
  INCOME STATEMENT DATA
     Revenues...........................      292.9      218.7      191.9      199.5      226.4
                                          ---------  ---------  ---------  ---------  ---------
     Costs and Expenses
           Production and operating.....      107.8       86.1       87.4      101.7      106.3
           Cost of crude oil
             purchased..................       20.8        6.5       11.7       11.1        9.9
           Exploration, including dry
             hole costs.................        1.7        2.4        1.4        1.7        2.7
           Depletion, depreciation and
             amortization...............       37.4       32.4       32.0       41.2       44.0
           Impairment of oil and gas
             properties.................     --         --         --           49.1     --
           General and administrative...        8.9        7.3        7.8        9.2        8.8
           Taxes (other than income)....        9.4        7.9        8.7        8.4        8.9
           Restructuring charges........     --         --            1.1       11.9     --
           Loss (gain) on disposition of
             oil and gas properties.....     --         --           (0.3)       0.1        0.3
                                          ---------  ---------  ---------  ---------  ---------
                                              186.0      142.6      149.8      234.4      180.9
                                          ---------  ---------  ---------  ---------  ---------
     Income (Loss) from Operations......      106.9       76.1       42.1      (34.9)      45.5
                                          =========  =========  =========  =========  =========
COSTS AND EXPENSES PER BOE:
     Production and Operating
        Expenses:.......................
           Steam generation.............       2.51(b)    1.98       2.16       2.26       2.41
           Lease operating..............       3.53       3.56       3.55       4.05       4.24
                Total...................       6.04(b)    5.54       5.71       6.31       6.65
     Exploration, including dry holes...       0.10       0.15       0.09       0.11       0.17
     Depletion, depreciation and
        amortization....................       2.16       2.08       2.09       2.59       2.79
     General and administrative.........       0.44       0.47       0.51       0.58       0.56
     Taxes (other than income)..........       0.54       0.51       0.56       0.53       0.56

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                       YEAR ENDED DECEMBER 31, (a)
                                          -----------------------------------------------------
                                            1996       1995       1994       1993       1992
                                          ---------  ---------  ---------  ---------  ---------
                                                (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)
OPERATING DATA
  DAILY AVERAGE PRODUCTION
     Crude oil and liquids
        (MBbls/day).....................       46.8       41.8       41.3       42.5       42.0
     Natural gas (MMcf/day).............        3.5        5.3        3.8        6.4        7.1
     Total production (MBOE/day)........       47.4       42.7       41.9       43.6       43.2
  AVERAGE SALES PRICES
     Crude oil and liquids ($/Bbl)
           Unhedged.....................      16.00      13.79      11.77      11.77      13.22
           Hedged.......................      15.82      13.79      11.77      11.77      13.78
     Natural gas ($/Mcf realized).......       1.03       0.98       1.14       1.59       1.57
  PROVED RESERVES AT YEAR-END
     Crude oil, condensate and natural
        gas liquids
        (MMBbls)........................      216.4      199.5      191.2      183.6      190.3
     Natural gas (Bcf)..................       12.2       12.4       13.4       11.8       18.8
     Proved reserves (MMBOE)............      218.5      201.6      193.5      185.6      193.4
     Proved developed reserves
        (MMBOE).........................      172.6      158.6      141.8      142.3      157.6
  PRESENT VALUE OF PROVED RESERVES AT
     YEAR-END
     Before income taxes................    1,047.8      654.4      553.8      167.1      383.2
  PRODUCTION COSTS PER BOE (including
     related production, severance and
     ad valorem taxes) (in dollars).....       6.64       5.98       6.19       6.85       7.23

------------
(a) Reflects the operations of the Western Division for the years 1992 through 1995. The year 1996 reflects the operations of the Western Division for January through October and Monterey for November and December.

(b) Excludes $0.18 per BOE loss on hedging. The hedging transactions which generated these losses expired on June 30, 1996. Including such hedging losses, historical steam generation costs would have been $2.69 per BOE and historical total production costs would have been $6.22 per BOE.

SANTA FE CONSOLIDATED

     Unless otherwise indicated, discussions and amounts throughout the remainder of this Form 10-K relate to Santa Fe Energy Resources, Inc. consolidated with its 83% subsidiary Monterey. Therefore all references hereafter to "Santa Fe" or the "Company" relate to Santa Fe, including Monterey.

     At December 31, 1996 the Company had worldwide proved reserves totaling
342.7 MMBOE (consisting of approximately 299.5 MMBbls of oil and approximately
259.4 Bcf of natural gas), of which approximately 92% were domestic reserves and approximately 8% were foreign reserves. During 1996 the Company's worldwide production aggregated approximately 37.4 MMBOE, of which approximately 73% was crude oil and approximately 27% was natural gas.

     Santa Fe was incorporated in Delaware in 1971 as Santa Fe Natural Resources, Inc., a wholly owned subsidiary of a predecessor of Santa Fe Pacific Corporation ("SFP"). On January 8, 1990 Santa Fe Energy Company, which previously conducted a substantial portion of Santa Fe's domestic exploration and development operations, merged into Santa Fe. Santa Fe thereafter changed its name to Santa Fe Energy Resources, Inc. On March 8, 1990 Santa Fe sold 11,700,000 previously unissued shares of common stock in initial public offering. On December 4, 1990 SFP distributed all of the shares of Santa Fe's common stock it held to its shareholders. In May 1992 Adobe Resources Corporation ("Adobe") was merged with and into the Company (the "Adobe Merger").

RESERVES

     The following tables set forth information regarding changes in the Company's estimates of proved net reserves from January 1, 1994 to December 31, 1996 and the balance of the Company's estimated proved developed reserves at December 31 of each of the years 1993 through 1996, as prepared by Ryder Scott:

                                                                       INCREASES (DECREASES)
                                                   -------------------------------------------------------------
                                        BALANCE                                             NET
                                          AT       REVISION               EXTENSIONS,    PURCHASES                 BALANCE
                                       BEGINNING      OF                  DISCOVERIES    (SALES) OF                 AT END
                                          OF       PREVIOUS    IMPROVED       AND         MINERALS                    OF
                                        PERIOD     ESTIMATES   RECOVERY    ADDITIONS      IN PLACE    PRODUCTION    PERIOD
                                       ---------   ---------   --------   ------------   ----------   ----------   --------
1994:
    Crude Oil and Liquids (MMBbls)...    248.2        15.2       13.9          5.5          (0.5)        (24.0)      258.3
    Gas (Bcf)........................    263.0        (2.7)       0.9         36.2          (5.1)        (49.9)      242.4
    Oil Equivalent (MMBOE)...........    292.0        14.7       14.1         11.5          (1.3)        (32.3)      298.7
1995:
    Crude Oil and Liquids (MMBbls)...    258.3        18.2       16.1          4.4           6.3         (24.1)      279.2
    Gas (Bcf)........................    242.4         2.3        0.2         36.9          18.0         (54.7)      245.1
    Oil Equivalent (MMBOE)...........    298.7        18.5       16.2         10.7           9.3         (33.3)      320.1
1996(A) :
    Crude Oil and Liquids (MMBbls)...    279.2        17.7       14.4          2.2          13.2         (27.2)      299.5
    Gas (Bcf)........................    245.1        23.3       --           41.9          10.2         (61.1)      259.4
    Oil Equivalent (MMBOE)...........    320.1        21.5       14.4          9.2          14.9         (37.4)      342.7(b)

                                                    DECEMBER 31,
                                     ------------------------------------------
                                       1996       1995       1994       1993
                                     ---------  ---------  ---------  ---------
PROVED DEVELOPED RESERVES (MMBOE)..    275.8      253.6      224.5      225.5

------------

  (a) At December 31, 1996 Monterey had proved reserves totalling 216.4 MMBbls of oil and liquids and 12.2 Bcf of natural gas.

  (b) At December 31, 1996, 4.3 MMBOE were subject to a 90% net profits interest held by Santa Fe Energy Trust. See "-- Santa Fe Energy Trust."

     Historically, the Company has utilized active development and exploration programs as well as selected acquisitions to replace its reserves depleted by production. The Company has increased its proved reserves (net of production and sales) by approximately 33% over the five years ended December 31, 1996. Most of such increases are attributable to proved reserve additions from the Company's producing oil properties in the San Joaquin Valley of California and the Permian Basin in west Texas, proved reserves acquired in the Adobe Merger and other purchases of oil and gas reserves.

     During 1996 the Company filed Energy Information Administration Form 23 which reported natural gas and oil reserves for the year 1995. On an equivalent barrel basis, the reserve estimates for the year 1995 contained in such report and those reported herein for the year 1995 do not differ by more than five percent.

DRILLING ACTIVITIES

     The table below sets forth, for the periods indicated, the number of wells drilled in which Santa Fe had an economic interest. As of December 31, 1996 Santa Fe was in the process of drilling or completing 4 gross (1.3 net) domestic exploratory wells, 15 gross (6.7 net) domestic development wells, and 5 gross (1.2 net) foreign development wells.

                                                          YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                               1996                 1995                 1994
                                        ------------------   ------------------   ------------------
                                        GROSS       NET      GROSS       NET      GROSS       NET
                                        ------   ---------   ------   ---------   ------   ---------
Development Wells
  Domestic
     Completed as natural gas
        wells........................      12          3.8      13          6.3      17          4.4
     Completed as oil wells..........     252        229.9     271        234.5     136        101.4
     Dry holes.......................      11          6.0       4          1.5       4          2.5
  Foreign
     Completed as natural gas
     wells...........................       5          1.1       3          0.9       2          0.4
     Completed as oil wells..........      21          4.5      17          3.2      14          4.3
     Dry holes.......................       1          0.2       5          1.1       2          0.6
                                        ------   ---------   ------   ---------   ------   ---------
                                          302        245.5     313        247.5     175        113.6
                                        ------   ---------   ------   ---------   ------   ---------
Exploratory Wells
  Domestic
     Completed as natural gas
        wells........................      10          5.1      13          6.3       3          1.5
     Completed as oil wells..........       6          2.9       9          3.3       9          3.5
     Dry holes.......................       9          3.4       8          5.1      23          8.6
  Foreign
     Completed as natural gas
     wells...........................       1          0.2       2          0.8       1          0.5
     Completed as oil wells..........       2          0.7       3          0.9       1          0.3
     Dry holes.......................       6          1.9       3          0.8       6          2.1
                                        ------   ---------   ------   ---------   ------   ---------
                                           34         14.2      38         17.2      43         16.5
                                        ------   ---------   ------   ---------   ------   ---------
                                          336        259.7     351        264.7     218        130.1
                                        ======   =========   ======   =========   ======   =========

PRODUCING WELLS

     The following table sets forth Santa Fe's ownership in producing wells at December 31, 1996:

                                               U.S.(a)            ARGENTINA(b)        INDONESIA(c)             TOTAL
                                        ---------------------    --------------     -----------------     ---------------
                                          GROSS        NET       GROSS     NET        GROSS      NET      GROSS      NET
                                        ---------   ---------    ------    ----     ---------    ----     ------    -----
Oil..................................     14,178        6,034      386      84         368        117     14,932    6,235
Natural gas..........................        569          164       16       3           7          2        592      169
                                        ---------   ---------    ------    ----     ---------    ----     ------    -----
                                          14,747        6,198      402      87         375        119     15,524    6,404
                                        =========   =========    ======    ====     =========    ====     ======    =====

------------

  (a) Includes 61 gross wells with multiple completions.

  (b) At December 31, 1996 one gross gas well was shut-in.

  (c) Includes one gross well with multiple completions and 69 gross wells which were shut-in at December 31, 1996.

DOMESTIC ACREAGE

     The following table summarizes Santa Fe's developed and undeveloped fee and leasehold acreage in the United States at December 31, 1996. Excluded from such information is acreage in which Santa Fe's interest is limited to royalty, overriding royalty and other similar interests.

                                        UNDEVELOPED            DEVELOPED
                                    --------------------  --------------------
                STATE                 GROSS       NET       GROSS       NET
                                                    (IN ACRES)
Alabama -- Offshore...............     --         --         23,040     12,480
Alabama -- Onshore................     --         --            824        112
Arkansas..........................        329         60        818        182
California -- Offshore............     --         --         17,280      2,074
California -- Onshore.............      6,602      6,602     19,716     19,496
Colorado..........................        872        728      5,931      5,249
Kansas............................         93         63      3,833        874
Louisiana -- Offshore.............    232,523    109,651    229,185     88,302
Louisiana -- Onshore..............      1,856        609      8,998      2,093
Mississippi.......................        300         84      2,991        523
Montana...........................      3,450        428        670         43
New Mexico........................    169,270    117,497     52,701     28,342
New York..........................     --         --            189         47
North Dakota......................      2,963        986      4,570      1,025
Oklahoma..........................      6,631      5,417     21,569      8,091
Pennsylvania......................         20         20         25          3
Texas -- Offshore.................    133,003    103,478     58,381     18,087
Texas -- Onshore..................    137,942    107,137    188,270    133,865
Utah..............................      1,363        531      3,325      1,527
Wyoming...........................     16,384      9,260     22,844     10,753
                                    ---------  ---------  ---------  ---------
                                      713,601    462,551    665,160    333,168
                                    =========  =========  =========  =========

     At December 31, 1996 the Company held oil and gas rights to 372,062 net undeveloped leasehold acres. The primary lease terms with respect to 9% of such acreage expires in 1997, 8% in 1998, 10% in 1999, 8% in 2000 and the remainder thereafter. In addition, the Company holds 90,489 acres of undeveloped fee acreage, located primarily in Texas.

FOREIGN ACREAGE

     See "SANTA FE EXCLUDING MONTEREY -- Foreign Acreage."

CURRENT MARKETS FOR OIL AND GAS

     Substantially all of the Company's oil and gas production is sold at market responsive prices. The domestic crude oil marketing activities of the Company are conducted through its Santa Fe Energy Products Division ("Energy
Products"), which is also engaged in crude oil trading. A substantial portion of the Company's domestic natural gas production is currently marketed under the terms of a sales contract with LG&E Natural Marketing Inc. ("LG&E"), formerly Hadson Corporation ("Hadson").

     The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. The price received by the Company for its crude oil and natural gas depends upon numerous factors, the majority of which are beyond the Company's control, including economic conditions in the United States and elsewhere, the world political situation as it affects OPEC, the Middle East and other producing countries, the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding OPEC's ability to control member country production and underlying concern about the balance of world demand for and supply of oil and gas. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the Company's development and exploration programs, proved reserves, revenues, profitability and cash flow. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

     Monterey's market for heavy crude oil produced in California differs substantially from the remainder of the domestic crude oil market, due principally to the transportation and refining requirements associated with heavy crude. The profit margin realized from the sale of heavy crude oil is generally lower than that realized from the sale of light crude oil because the costs of producing heavy oil are generally higher, and the sales price realized for heavy crude oil is generally lower than the comparable costs and prices paid for light crude oils.

     From time to time the Company has hedged a portion of its oil and natural gas production to manage its exposure to volatility in prices of oil and natural gas. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" for a discussion of the Company's hedging activities.

     During 1996 affiliates of Shell Oil Company, Celeron Corporation and Coastal States Trading, Inc. accounted for approximately 24%, 15% and 12%, respectively, of Energy Products' crude oil sales (which with respect to certain properties includes royalty and working interest owners' share of production). No other individual customer accounted for more than 10% of the Company's crude oil and liquids revenues during 1996. Availability of a ready market for the Company's oil production depends on numerous factors, including the level of consumer demand, the extent of worldwide oil production, the cost and availability of alternative fuels, the availability of refining capacity, the cost of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the cost of complying with applicable environmental regulations.

     In December 1993 the Company signed a seven-year gas sales contract with LG&E pursuant to the terms of which LG&E markets a substantial portion of the Company's domestic natural gas production. Pursuant to such gas contract, LG&E is required to pay the Company for all production delivered at a price for such gas equal to stipulated published monthly index prices. LG&E is obligated to use its best efforts to receive gas from the Company at delivery points so as to maximize the net price received by the Company for such production. Payment for purchases by LG&E are made in immediately available funds no later than the last working day of the month following the month of production.

OTHER BUSINESS MATTERS

  COMPETITION

     The Company faces competition in all aspects of its business, including, but not limited to, acquiring reserves, leases, licenses and concessions; obtaining goods, services and labor needed to conduct its operations and manage the Company; and marketing its oil and gas. The Company's competitors include multinational energy companies, government-owned oil and gas companies, other independent producers and individual producers and operators. The Company believes that its competitive position is affected by its technical and operational capabilities. Many competitors have greater financial and other resources than the Company. The Company believes that the well-defined nature of the reservoirs in its long-lived oil fields, its expertise in EOR methods in these fields, its active development and exploration program, its financial flexibility and its experienced management may give it a competitive advantage over some other producers.

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

     Even though the implementation of Order No. 636 on individual interstate pipelines is largely complete, many of the issues related to this Order are still pending final resolution by the FERC (in remand proceedings) and by the courts. Thus, while Order No. 636 has generally facilitated the transportation of gas and the direct access to end-user markets, the ultimate impact of these regulations on marketing production cannot be predicted at this time.

     With the completion of the Order No. 636 implementation process on the FERC level, FERC's natural gas regulatory efforts have turned towards a number of other important policies, all of which could significantly affect the marketing of gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy (which has been approved by the courts) of generally approving the divestiture of pipeline-owned gathering facilities to pipeline affiliates, (ii) FERC's efforts to implement uniform standards for pipeline electronic bulletin boards, electronic data exchange, and basic business and operational practices of the pipelines,

(iii) efforts to refine FERC's regulations controlling the operation of the secondary market for released pipeline capacity, (iv) a policy statement regarding market and other non-cost-based rates for interstate pipeline transmission and storage capacity and (v) an inquiry into the appropriate nature and extent of continuing FERC regulation of offshore pipelines. The on-going and evolving nature of these regulatory initiatives make it impossible at this time to predict their ultimate impact upon marketing natural gas.

     Finally, numerous states are in the process of implementing regulatory initiatives requiring local distribution companies ("LDCs") to develop (to various degrees) unbundled transportation and related service options and rates. Typically, these programs are designed to allow the LDCs' commercial, industrial, and, in more and more cases, residential, customers to have access to transportation service on the LDC, coupled with an ability to select third-party city-gate gas suppliers. These developments have already led a number of industry participants to redirect significant marketing resources to these emerging downstream markets.

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

     SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed. Certain properties owned or used by the Company or its predecessors have been investigated under state and Federal Superfund statutes, and the Company has been and could be named a potentially responsible party ("PRP") for the cleanup of some of these sites.

     Pursuant to the Contribution Agreement, Monterey agreed to indemnify and hold harmless Santa Fe from and against any costs incurred in the future relating to environmental liabilities of the Western Division assets (other than those retained by Santa Fe), including any costs or expenses incurred at any of the OII Site, the Santa Fe Springs Site and the Eastside Site (as defined herein), and any costs or liabilities that may arise in the future are attributable to laws, rules or regulations in respect to any property or interest therein located in California and formerly owned or operated by the Western Division or its predecessors.

     The Company has been identified as one of over 250 PRPs at a Superfund site in Los Angeles County, California (the "OII Site"). The OII Site was operated by a third party as a waste disposal facility from 1948 until 1983. The EPA is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In November 1988 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company was a member of the group Coalition Undertaking Remediation Efforts ("CURE") which was responsible for constructing and operating the leachate treatment plant. This phase is now complete and the Company's share of costs with respect to this phase was $0.9 million. Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The Company's share of costs of this phase is expected to be $1.9 million and such costs have been provided for in the financial statements. Pursuant to consent decrees settling lawsuits against the municipalities and transporters involved with the OII site but not named by the EPA as PRPs, such parties are required to pay approximately $84 million, of which approximately $76 million will be credited against future remediation expenses. The EPA and the PRPs are currently negotiating the final closure requirements. After taking into consideration the credits from the municipalities and transporters, the Company estimates its share of final costs of closure will be approximately $0.8 million, which amount has been provided for by the Company in its financial statements. The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed in September 1994 by 95 homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. A second lawsuit has been filed by 33 additional homeowners and the Company and the other PRPs have entered into a Joint Defense Agreement. At this stage of the lawsuit the Company is not able to estimate costs or potential liability.

     In 1994 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California (the "Santa Fe Springs Site").
The Company owned the property on which the Santa Fe Springs Site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property and for a period thereafter, hazardous wastes were allegedly disposed at the Santa Fe Springs Site. The EPA estimates total past and future costs for remediation to be approximately $8.0 million. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. The PRPs estimate total costs to final remediation to be $3.0 million and the Company has provided $250,000 for such costs in the financial statements.

     In 1995 the Company and twelve other companies received notice that they have been identified as PRPs by the California Department of Toxic Substances Control (the "DTSC") as having generated and/or transported hazardous waste to the Environmental Protection Corporation ("EPC") Eastside Landfill (the "Eastside Site") during its fourteen-year operation from 1971 to 1985. EPC has since liquidated all assets and placed the proceeds in trust (the "EPC Trust") for closure and post-closure activities. However, these monies may not be sufficient to close the site. The PRPs have entered into an enforceable agreement with the DTSC to characterize the contamination at the site and prepare a focused remedial investigation and feasibility study. The DTSC has agreed to implement reasonable measures to bring new PRPs into the agreement. The DTSC will address subsequent phases of the cleanup, including remedial design and implementation in a separate order agreement. The cost of the remedial investigation and feasibility study is estimated to be $0.8 million, the cost of which will be shared by the PRPs and the EPC Trust. The ultimate costs of subsequent phases will not be known until the remedial investigation and feasibility study is completed and a remediation plan is accepted by the DTSC. The Company currently estimates final remediation could cost $2 million to $6 million and believes the monies in the EPC Trust will be sufficient to fund the lower end of this range of costs. The Company has provided $80,000 in its financial statements for its share of costs related to this site.

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

  EMPLOYEES

     As of December 31, 1996, the Company had approximately 651 employees, 177 of whom were covered by a collective bargaining agreement which expires on January 31, 1999. Of such employees, 307 are employed by Monterey, including all employees who are covered by the collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, its subsidiaries and other related companies are named defendants in several lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. For a description of certain proceedings in which the Company is involved, see Items 1 and 2 "Business and Properties -- SANTA FE CONSOLIDATED -- Other Business
Matters -- Environmental Regulation" and Note 14 to the Consolidated Financial Statements. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Santa Fe's common stock is listed on the New York Stock Exchange and trades under the symbol SFR. The following table sets forth information as to the last sales price per share of Santa Fe's common stock as quoted on the Consolidated Tape System for each calendar quarter in 1995 and 1996.

                                        LOW     HIGH
                                        ----    ----
1995
     1st Quarter.....................   8       9  3/4
     2nd Quarter.....................   9 1/8   10 1/2
     3rd Quarter.....................   9       10 5/8
     4th Quarter.....................   8 1/2   9  7/8

1996
     1st Quarter.....................   8  3/8  10 1/2
     2nd Quarter.....................   10 1/4  12 3/8
     3rd Quarter.....................   11 1/4  14 1/4
     4th Quarter.....................   13      15 1/8

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

     At December 31, 1996 the Company had approximately 38,500 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                         1996       1995       1994        1993      1992(d)
                                       ---------  ---------  ---------    -------   ---------
                                             (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)
SELECTED FINANCIAL DATA(A)
  INCOME STATEMENT DATA
     Revenues........................      583.3      449.4      404.2      449.5       438.8
                                       ---------  ---------  ---------    -------   ---------
     Costs and Expenses
          Production and operating...      188.4      155.8      151.1      165.3       154.8
          Cost of crude oil
            purchased................       20.8        6.5       11.7       11.1         9.9
          Oil and gas systems and
            pipelines................     --         --         --            4.2         3.2
          Exploration, including dry
            hole costs...............       34.5       23.4       20.4       31.0        25.5
          Depletion, depreciation and
            amortization.............      148.2      133.2      121.3      152.7       146.3
          Impairment of oil and gas
            properties...............       57.4       30.2     --           99.3      --
          General and
            administrative...........       30.1       26.9       27.3       32.3        30.9
          Taxes (other than
            income)..................       26.5       19.2       25.8       27.3        24.3
          Restructuring charges(b)...     --         --            7.0       38.6      --
          Loss (gain) on disposition
            of assets................      (12.1)       0.3       (8.6)       0.7       (13.6)
                                       ---------  ---------  ---------    -------   ---------
                                           493.8      395.5      356.0      562.5       381.3
                                       ---------  ---------  ---------    -------   ---------
     Income (Loss) from Operations...       89.5       53.9       48.2     (113.0)       57.5
          Interest income............        1.9       10.7        2.8        9.1         2.3
          Interest expense...........      (37.6)     (32.5)     (27.5)     (45.8)      (55.6)
          Interest capitalized.......        5.2        5.8        3.6        4.3         4.9
          Other income (expense).....       (1.0)      (1.6)      (4.0)      (4.8)      (10.0)
                                       ---------  ---------  ---------    -------   ---------
     Income (Loss) Before Income
       Taxes, Minority Interest and
       Extraordinary Items...........       58.0       36.3       23.1     (150.2)       (0.9)
          Income taxes...............      (14.3)      (9.7)      (6.0)      73.1        (0.5)
                                       ---------  ---------  ---------    -------   ---------
     Income (Loss) Before Minority
       Interest and Extraordinary
       Items.........................       43.7       26.6       17.1      (77.1)       (1.4)
          Minority Interest in
            Monterey Resources,
            Inc......................       (1.3)    --         --          --         --
                                       ---------  ---------  ---------    -------   ---------
     Income (Loss) Before
       Extraordinary Items...........       42.4       26.6       17.1      (77.1)       (1.4)
       Extraordinary Item -- Debt
          Extinguishment
          Costs......................       (6.0)    --         --          --         --
                                       ---------  ---------  ---------    -------   ---------
     Net Income (Loss)...............       36.4       26.6       17.1      (77.1)       (1.4)
          Preferred Dividend
            Requirement..............      (13.5)     (14.8)     (11.7)      (7.0)       (4.3)
          Convertible Preferred
            Repurchase Premium.......      (33.7)    --         --          --         --
                                       ---------  ---------  ---------    -------   ---------
     Earnings (Loss) Attributable to
       Common Stock..................      (10.8)      11.8        5.4      (84.1)       (5.7)
                                       =========  =========  =========    =======   =========
     Per share data (in dollars)
          Earnings (loss) before
            extraordinary items......      (0.05)      0.13       0.06      (0.94)      (0.07)
          Extraordinary items........      (0.07)    --         --          --         --
          Earnings (loss) to common
            shares...................      (0.12)      0.13       0.06      (0.94)      (0.07)
     Weighted average number of
       common shares outstanding (in
       millions).....................       90.6       90.2       89.9       89.7        79.0
  STATEMENT OF CASH FLOWS DATA
     Net cash provided by operating
       activities....................      227.6      174.5      124.5      160.2       141.5
     Net cash used in investing
       activities....................      206.8      160.8       57.7      121.4        15.9
  BALANCE SHEET DATA (AT PERIOD END)
     Properties and equipment, net...      909.8      889.5      843.0      832.7     1,101.8
     Total assets....................    1,120.0    1,064.8    1,071.4    1,076.9     1,337.2
     Long-term debt..................      278.5      344.4      350.4      405.4       492.8
     Convertible preferred stock.....       19.7       80.0       80.0       80.0        80.0
     Shareholders' equity............      526.8      437.7      423.3      323.6       416.6

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1996       1995       1994      1993(c)    1992(d)
                                       ---------  ---------  ---------  ---------  ---------
                                             (IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)
SELECTED OPERATING DATA(A)
  DAILY AVERAGE PRODUCTION
     Crude oil and liquids
        (MBbls/day)
           Domestic..................       66.3       58.5       57.6       60.2       58.3
           Argentina.................        3.7        2.6        2.4        2.4        2.4
           Indonesia.................        4.3        5.2        5.7        4.1        1.8
                                       ---------  ---------  ---------  ---------  ---------
                                            74.3       66.3       65.7       66.7       62.5
                                       =========  =========  =========  =========  =========
     Natural gas (MMcf/day)..........      166.9      150.0      136.6      165.4      126.3
     Total production (MBOE/day).....      102.1       91.3       88.5       94.3       83.6
  AVERAGE SALES PRICES
     Crude oil and liquids ($/Bbl)
           Unhedged
                Domestic.............      17.17      14.52      12.66      13.07      14.66
                Argentina............      19.06      14.72      13.23      14.07      15.99
                Indonesia............      18.92      16.10      15.09      15.50      17.51
                Total................      17.36      14.65      12.89      13.26      14.80
           Hedged....................      16.87      14.75      12.89      13.26      15.22
     Natural Gas ($/Mcf)
           Unhedged..................       2.16       1.44       1.75       2.03       1.71
           Hedged....................       1.81       1.43       1.73       1.89       1.70
  PROVED RESERVES AT YEAR END
     Crude oil, condensate and
        natural gas
        liquids (MMBbls).............      299.5      279.2      258.3      248.2      255.1
     Natural gas (Bcf)...............      259.4      245.1      242.4      263.0      277.5
     Proved reserves (MMBOE).........      342.7      320.1      298.7      292.0      301.5
     Proved developed reserves
        (MMBOE)......................      275.8      253.6      224.5      225.5      248.4
  PRESENT VALUE OF PROVED RESERVES AT
     YEAR-END
     Before income taxes.............    2,095.5    1,257.2      970.8      567.8      915.2
     After income taxes..............    1,477.1      930.2      739.9      502.4      733.5
  PRODUCTION COSTS PER BOE (including
     related production, severance
     and ad valorem taxes)
     (in dollars)....................       5.64       5.18       5.34       5.43       5.71

------------

(a) Certain prior period amounts have been restated to conform to 1996 presentation.

(b) 1993 amount includes losses on property dispositions of $27.8 million, long-term debt repayment penalties of $8.6 million and accruals of certain personnel benefits and related costs of $2.2 million. 1994 amount represents severance, benefits and relocation expenses.

(c) Includes production attributable to properties sold during 1993 of 4.1 MBbls of oil and 21.7 MMcf of natural gas per day (7.7 MBOE per day) and gives effect to the sale in 1993 of approximately 8.0 MMBOE of proved reserves.

(d) On May 19, 1992 Adobe was merged with and into the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported a loss to common shares for the fourth quarter of 1996 of $46.2 million, or $0.51 per share, compared to earnings to common shares of $4.7 million, or $0.05 per share, in the fourth quarter of 1995. Earnings for the fourth quarter of 1996 included pretax charges of $47.0 million for impairment of oil and gas properties and $9.2 million in debt extinguishment costs associated with the IPO and, in addition, a $33.7 million premium paid with respect to the purchase of 3.8 million shares of the Company's Convertible Preferred Stock, 7% Series. Earnings for the fourth quarter also included a $12.3 million gain on the sales of certain surface lands in California. Crude oil and liquids sales of 76.5 MBbls per day represents the highest quarterly average in the Company's history. The Company's average hedged sales price for crude oil and liquids of $18.80 per barrel was $4.74 per barrel higher than the fourth quarter of 1995. Similarly, the Company's average hedged sales price for natural gas increased $0.40 per Mcf from the fourth quarter of 1995 to $2.04 per Mcf.

     The Company reported a loss to common shares for the full year 1996 of $10.8 million, or $0.12 per share, compared to earnings to common shares of $11.8 million, or $0.13 per share, in 1995. Crude oil and liquids sales averaged
74.3 MBbls per day, the highest annual average in the Company's history. The Company's average hedged sales price for crude oil and liquids of $16.87 per barrel was $2.12 per barrel higher than 1995. Average natural gas sales of 166.9 MMcf per day were also the highest in the Company's history. The Company's average hedged sales price for natural gas increased $0.38 per Mcf from the 1995 average to $1.81 per Mcf in 1996.

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

     The lower price received for the Company's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for 1996 of $17.17 per barrel, compared to $20.44 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of prices for sweeter light crude oil). In 1996 the Company's average sales price for California heavy crude oil was $15.77 per barrel, approximately 77% of the annual average posted price for WTI.

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. During 1995 and 1996 the actual average sales price (unhedged) received by the Company ranged from a high of $18.80 per barrel in the fourth quarter of 1996 to a low of $14.16 per barrel for the fourth quarter of 1995. Based on operating results for the year 1996, the Company estimates that a $1.00 per barrel increase or decrease in its average domestic crude oil sales prices would result in a corresponding $14.6 million change in net income and a $18.0 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or its debt levels and related interest expense, that might result from a change in oil prices.

     The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price (unhedged) received by the Company in 1996 and 1995 for its natural gas ranged from a high of $2.45 per Mcf in the fourth quarter of 1996 to a low of $1.31 per Mcf in the first quarter of 1995.

Based on operating results for the year 1996, the Company estimates that a $0.10 per Mcf increase or decrease in its average domestic natural gas sales price would result in a corresponding $2.1 million change in net income (net of $1.0 million in costs associated with natural gas purchased for use in steam generation) and a $2.6 million change in cash flow from operating activities (net of $1.3 million in costs associated with natural gas purchased for steam generation). The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or its debt levels and related interest expense, that might result from a change in natural gas prices.

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

     The Company has open crude hedges on an average of approximately 7,700 barrels per day for the period January to July 1997. The instruments used have floors ranging from $21 to $23 per barrel and ceilings ranging from $24 to $27 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, the Company will be required to pay an amount based on the difference. The following table reflects estimated amounts due to or from the Company assuming the stated settlement prices are in effect for the entire period the aforementioned hedges are in effect.

                  SETTLEMENT PRICE       DUE TO (FROM) COMPANY
                (DOLLARS PER BARREL)     (MILLIONS OF DOLLARS)
                --------------------     ---------------------
                      27.00                       (1.6)
                      26.00                       (0.2)
                      25.00                       (0.1)
                  23.00 - 24.00                    --
                      22.00                        0.3
                      21.00                        1.1
                      20.00                        2.7

     Crude oil hedges resulted in a $13.4 million decrease in revenues in 1996 and a $2.4 million increase in revenues in 1995.

     The Company has no open natural gas hedges. In 1996 and 1995 natural gas hedges resulted in decreases in revenues of $21.4 million and $0.3 million, respectively.

     In addition to its oil and gas sales hedges, for the first six months of 1996 the Company hedged 20.0 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Such hedges resulted in a $3.2 million increase in 1996 production and operating costs.

     In February 1996 the Bureau of Land Management ("BLM") of the United States Department of the Interior (which operates the Company's leases of Federal lands) agreed, effective as of June 1, 1996, to reduce the royalties payable on any Federal lease that produces heavy oil. As a result of this program, the Company's royalty rate on its Federal leases which produce heavy oil (all of which are operated by Monterey) has been reduced from 12.5% to an average of 4.8%, resulting in a net increase in the production attributable to the Company's net revenue interests in such leases of approximately 1,600 barrels per day. The royalty reduction will be terminated upon the first to occur of (i) the determination by the BLM that the WTI average oil price (as adjusted for inflation) has remained above $24 per barrel for six consecutive months and (ii) such time after September 10, 1999, as the Secretary of the Interior determines that the heavy oil royalty rate reduction has not produced the intended results (i.e., to reduce the loss of otherwise recoverable reserves).

RESULTS OF OPERATIONS

  REVENUES

     The following table reflects the components of the Company's crude oil and liquids and natural gas revenues:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
CRUDE OIL AND LIQUIDS PRODUCED
  REVENUES ($ MILLIONS)
     Sales
       Domestic
          California Heavy...........      251.4      193.9      161.8
          Other......................      165.3      115.9      104.3
                                       ---------  ---------  ---------
                                           416.7      309.8      266.1
       Argentina.....................       25.8       13.8       11.6
       Indonesia.....................       29.5       30.8       31.3
     Hedging.........................      (13.4)       2.4     --
     Net Profits Payments............       (3.2)      (4.4)      (3.8)
                                       ---------  ---------  ---------
                                           455.4      352.4      305.2
                                       =========  =========  =========
  VOLUMES (MBBLS/DAY)
     Domestic
       California Heavy..............       43.5       38.9       38.3
       Other.........................       22.8       19.6       19.3
                                       ---------  ---------  ---------
                                            66.3       58.5       57.6
     Argentina.......................        3.7        2.6        2.4
     Indonesia.......................        4.3        5.2        5.7
                                       ---------  ---------  ---------
                                            74.3       66.3       65.7
                                       =========  =========  =========
  SALES PRICES ($/BBL)
     Domestic
       California Heavy..............      15.77      13.65      11.57
       Other.........................      19.84      16.24      14.83
       Total.........................      17.17      14.52      12.66
     Argentina.......................      19.06      14.72      13.23
     Indonesia.......................      18.92      16.10      15.09
     Total...........................      17.36      14.65      12.89
     Total Hedged....................      16.87      14.75      12.89
NATURAL GAS PRODUCED
  REVENUES ($ MILLIONS)
     Sales
       Domestic......................      122.2       73.3       87.2
       Foreign.......................        9.8        5.5        0.1
                                       ---------  ---------  ---------
                                           132.0       78.8       87.3
     Hedging.........................      (21.4)      (0.3)      (1.0)
     Net Profits Payments............       (4.8)      (1.4)      (2.9)
                                       ---------  ---------  ---------
                                           105.8       77.1       83.4
                                       =========  =========  =========
  VOLUMES (MMCF/DAY)
     Domestic........................      145.7      137.7      136.3
     Foreign.........................       21.2       12.3        0.3
                                       ---------  ---------  ---------
                                           166.9      150.0      136.6
                                       =========  =========  =========
  SALES PRICES ($/MCF)
     Unhedged
       Domestic......................       2.29       1.46       1.75
       Foreign.......................       1.27       1.22       0.99
       Total.........................       2.16       1.44       1.75
     Hedged..........................       1.81       1.43       1.73

     Total revenues increased 30% from $449.4 million in 1995 to $583.3 million in 1996. Revenues from the sales of crude oil and liquids produced increased $103.0 million, primarily reflecting increased sales prices ($65.6 million) and increased volumes ($52.1 million). Such increases were partially offset by a $13.4 million hedging loss in 1996 compared to a $2.4 million hedging gain in 1995. Crude oil and liquids sales volumes increased 8.0 MBbls per day primarily due to capital spending on the Company's heavy oil properties (3.5 MBbls per day), reduced royalties on Federal heavy oil leases (1.0 MBbls per day) and new domestic production and acquired interests in certain producing properties (3.4 MBbls per day).

     Revenues from the sales of natural gas produced increased $28.7 million, primarily reflecting increased sales prices ($39.5 million) and increased volumes ($13.7 million). Such increases were partially offset by a $21.4 million hedging loss in 1996 compared to a loss of $0.3 million in 1995. Domestic natural gas sales volumes increased 8.0 MMcf per day primarily reflecting new production partially offset by declines in production from more mature fields. The increase in international sales volumes primarily reflects a full year's production from the Company's Sierra Chata field in Argentina, which commenced production in April 1995, and increased demand for the Argentine natural gas.

     Revenues from the sales of crude oil purchased relate to the sale of crude oil purchased and blended with certain of the Company's heavy oil production to facilitate pipeline transportation. The cost to purchase such crude oil is included in Costs and Expenses. The increase in 1996 reflects an increase in blending to transport heavy oil to more attractive markets outside southern California.

     Total revenues increased 11% from $404.2 million in 1994 to $449.4 million in 1995. Crude oil and liquids revenues increased $47.2 million, primarily reflecting the effect of increased sales prices ($44.3 million) and increased volumes ($4.3 million). Natural gas revenues declined $6.3 million primarily due to the effect of lower sales prices ($14.6 million) which was partially offset by the effect of higher sales volumes ($8.6 million). The increase in natural gas sales volumes is principally due to sales from the Company's Sierra Chata field in Argentina, which commenced production in April 1995. Other revenues for 1995 includes $10.2 million related to the favorable settlement of a disputed natural gas sales contract.

     Total revenues declined 10% from $449.5 million in 1993 to $404.2 million in 1994. Crude oil and liquids revenues declined $10.2 million. The sale of certain domestic properties in the fourth quarter of 1993 and the second quarter of 1994 resulted in a decrease in oil revenues of approximately $20.4 million. The effect of increased volumes of California heavy and Indonesian crude, approximately $14.5 million, and lower net profits payments were partially offset by the effect of lower sales prices. Daily average oil production in 1994 decreased 1,000 barrels per day from 1993. The 3,800 barrel per day decrease in oil production resulting from the sale of properties was partially offset by a 1,300 barrel per day increase in California heavy crude and a 1,600 barrel per day increase in Indonesian production.

     Natural gas revenues declined from $107.8 million in 1993 to $83.4 million in 1994. The sales of properties resulted in a decrease in natural gas revenues of approximately $13.1 million and lower sales prices resulted in a reduction in revenues of approximately $7.6 million. In addition, revenues for 1993 included a positive adjustment of $3.2 million related to production in prior periods from certain nonoperated properties. Net profits payments in 1994 were $3.3 million lower than in 1993. Natural gas sales volumes decreased from 165.4 MMcf per day in 1993 to 136.6 MMcf per day in 1994 with the property sales accounting for approximately 18.6 MMcf per day of the decrease. The Company's curtailment program due to low prices resulted in a reduction in 1994 volumes of approximately 5.1 MMcf per day and a prior period adjustment included in 1993 represented volumes of approximately 4.0 MMcf per day.

  COSTS AND EXPENSES

     The following table sets forth, on a per barrel of oil equivalent produced basis, certain of the Company's costs and expenses (in dollars):

                                         1996       1995       1994
                                       ---------  ---------  ---------
Production and operating (a).........    5.02(f)    4.65       4.65
Exploration, including dry hole
  costs..............................    0.92       0.70       0.63
Depletion, depreciation and
  amortization (b)...................    3.89       3.96       3.76
General and administrative...........    0.67(g)    0.81       0.85
Taxes other than income (c)..........    0.71       0.58       0.80
Interest, net (d)(e).................    0.82       0.93       1.08

------------

  (a) Excluding related production, severance and ad valorem taxes.

  (b) Excludes effect of unproved property writedowns of $0.07 per BOE in 1996 and $0.03 per BOE in 1995.

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

  (f) Excludes effect of $0.9 million charge for environmental clean-up costs ($0.02 per BOE).

  (g) Excludes effect of $1.6 million charge related to the abandonment of an office lease and $3.3 million in costs and expenses related to the IPO ($0.14 per BOE).

     Costs and expenses totalled $493.8 million in 1996 compared to $395.5 million in 1995. Production and operating costs increased $32.6 million, primarily reflecting higher production volumes, $3.2 million in expenses related to hedges of natural gas purchased in connection with steam generation operations in California (see -- General) and higher volumes and prices for natural gas purchased in connection with such steam generation operations. The cost of crude oil purchased increased primarily due to increased blending activity (see -- REVENUES). The $11.1 million increase in exploration costs primarily reflects higher geological and geophysical expenditures ($6.4 million) and higher dry hole costs ($5.7 million). The increase in depletion, depreciation and amortization ("DD&A") primarily reflects higher production volumes. The impairments of oil and gas properties of $57.4 million in 1996 and $30.2 million in 1995 represent writedowns taken in accordance with the Company's accounting policy discussed in Note 1 to the Consolidated Financial Statements. The increase in general and administrative expense primarily reflects $3.3 million in expenses related to the IPO. The increase in taxes other than income primarily reflects higher production and severance taxes due to higher prices and volumes ($2.7 million) and higher ad valorem taxes. Taxes other than income in 1995 included a $0.7 million benefit related to the settlement of certain disputed sales and use taxes. The gain on disposition of properties in 1996 includes a $12.3 million gain on the fourth quarter sale of certain surface properties in Orange County, California.

     Costs and expenses totalled $395.5 million in 1995 compared to $356.0 million in 1994. DD&A increased $11.9 million primarily reflecting such expense associated with new production from the Company's Sierra Chata field in Argentina and increased expense associated with certain of the Company's Gulf Coast and Permian Basin properties principally due to the high level of capital expenditures in 1995. In 1995 the Company recognized $30.2 million in impairment of oil and gas properties associated with the adoption of a new accounting standard with respect to the impairment of certain assets. Taxes other than income are $6.6 million lower in 1995, primarily reflecting lower ad valorem taxes and a $0.7 million benefit reflecting adjustments to amounts accrued in prior periods due to the favorable settlement of a dispute with respect to certain sales and use taxes.

     Costs and expenses for 1994 totalled $356.0 million compared to $562.5 million for 1993. Costs and expenses for 1993 included impairments of oil and gas properties of $99.3 million and restructuring charges of $38.6 million. Costs and expenses for 1994 included restructuring charges of $7.0 million
(see -- Liquidity and Capital Resources). Property sales in the fourth quarter of 1993 and the second quarter of 1994 resulted in reductions in production and operating costs and DD&A of $12.4 million and $11.5 million, respectively. The remainder of the decrease in DD&A is primarily attributable to the effect of the property impairments taken in the fourth quarter of 1993. Exploration expenses were down $10.6 million primarily reflecting lower geological and geophysical costs with respect to foreign operations and lower overhead. General and administrative expenses were $5.0 million lower, primarily reflecting the effect of the corporate restructuring program.

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

     Income taxes for 1996 include a $8.3 million deferred tax benefit related to certain foreign expenditures incurred in prior periods. Income taxes for 1995 include a $5.0 million benefit related to the previously discussed federal tax audit refunds and a $1.3 million benefit related to adjustments to provisions in prior periods for potential state income tax obligations. Income taxes for 1994 include a $3.0 million credit reflecting the benefit of adjustments to provisions made in prior periods with respect to certain potential federal income tax audit adjustments and a $2.6 million credit reflecting the benefit of adjustments to provisions made in prior periods for potential state income tax obligations.

     The extraordinary item reported in 1996 represents costs and expenses associated with the retirement of certain of the Company's debt in association with the IPO. See Note 2 to the Consolidated Financial Statements.

     The Company's preferred dividend requirement for 1996 includes a $33.7 million premium related to the purchase of 3.8 million shares of the Company's Convertible Preferred Stock, 7% Series. The increase in the Company's preferred dividend requirement in 1994 reflects the issuance of 10.7 million shares of $0.732 Series A Convertible Preferred Stock in the second quarter of 1994.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25"). Companies electing to continue accounting in accordance with Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method defined in FAS 123 had been applied. The Company has elected to continue to account for stock-based compensation in accordance with

Opinion 25 and the pro forma disclosures in accordance with the provisions of FAS 123 are included in Note 12 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 33% over the five years ended December 31, 1996; however, no assurances can be given that such increase will occur in the future. Historically, the Company has generally funded development and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities and net proceeds from sales of properties totalled $244.3 million in 1996; net cash used for capital expenditures and producing property acquisitions in such period totalled $223.5 million.

     The increase in accounts receivable in 1996 primarily reflects the effect of higher sales prices and an increase in crude oil blending activity, partially offset by the collection of the income tax refund discussed below. The increase in other current assets primarily reflects an increase in advances to the operators of joint interest oil and gas properties due to higher capital spending and the note receivable associated with the sale of certain surface property. Other assets at December 31, 1996 includes $24.2 million in escrowed funds related to a producing property acquisition the Company completed in January 1997. The increase in accounts payable at year end 1996 primarily reflects an increase in capital projects in progress and increased crude oil blending activity. The increase in income taxes payable in 1996 primarily reflects current taxes associated with the contribution of assets to Monterey and the Proposed Spin Off. The increase in other current liabilities reflects higher advances received from joint interest partners.

     The increase in accounts receivable from $76.2 million at December 31, 1994 to $89.0 million at December 31, 1995 primarily reflects a $12.0 million receivable at December 31, 1995 related to a refund with respect to the audit of the Company's federal income tax returns for 1981 through 1985. The decrease in accounts payable from $84.1 million at December 31, 1994 to $73.1 million at December 31, 1995 primarily reflects lower amounts payable with respect to capital projects in progress.

     Monterey intends to pay its shareholders a quarterly dividend of $0.15 per share. The first dividend has been declared and will be paid in April 1997 consisting of a prorated dividend of $0.22 per share in respect of Monterey's first partial quarter which ended December 31, 1996 and its first full quarter ending March 31, 1997. Santa Fe will receive a total of approximately $10.0 million with respect to the 45.4 million shares that it currently holds. To the extent Monterey continues to pay such dividends, Santa Fe will receive dividends of approximately $6.8 million per quarter (assuming a quarterly dividend of $0.15 per share) until the Proposed Spin Off is consummated. Such amounts would be available to fund the Company's operations, other than those conducted by Monterey.

     Effective November 13, 1996 Santa Fe entered into a revolving credit agreement (the "Santa Fe Credit Agreement") which matures November 13, 2001.
The Santa Fe Credit Agreement permits the Company to obtain revolving credit loans and issue letters of credit up to an aggregate amount of up to $150.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $30.0 million. Borrowings under the Santa Fe Credit Agreement are unsecured and interest rates are tied to the bank's prime rate or eurodollar offering rate, at the option of the Company. At December 31, 1996, no loans or letters of credit were outstanding under the terms of the Santa Fe Credit Agreement.

     Effective November 13, 1996 Monterey entered into the Monterey Credit Agreement which matures November 13, 2000. The Monterey Credit Agreement permits Monterey to obtain revolving credit loans and issue letters of credit up to an aggregate amount of up to $75.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $15.0 million. Borrowings under the Monterey Credit Agreement are unsecured and interest rates are tied to the bank's prime rate or eurodollar offering rate, at the option of Monterey. At December 31, 1996 no loans or letters of credit were outstanding under the terms of the Monterey Credit Agreement.

     In November 1996 Monterey issued the Monterey Senior Notes which were exchanged for $175.0 million of senior notes previously issued by Santa Fe. The Monterey Senior Notes bear interest at 10.61% per annum and are payable in full in 2005. Monterey is required to repay, without premium, $25.0 million of the principal amount each year from 1999 through 2005.

     Certain of the credit agreements and the indenture for the Debentures include covenants that restrict Santa Fe and Monterey's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at December 31, 1996 Santa Fe could incur up to $417.7 million of additional indebtedness and pay dividends of up to $36.8 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred). At December 31, 1996, under the most restrictive of these covenants, Monterey could incur up to $253.4 million of additional indebtedness and pay dividends of $61.7 million on its common stock. Monterey is prohibited from paying more than $31.0 million in dividends to Santa Fe in any fiscal year prior to the consummation of the Proposed Spin Off.

     The Company has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At December 31, 1996 $4.0 million was outstanding under these lines of credit.

     At December 31, 1996 the Company had outstanding letters of credit totalling $6.0 million, $2.3 million of which related to the operations of Monterey.

INITIAL PUBLIC OFFERING AND PROPOSED SPINOFF

     In the third quarter of 1996 the Company announced its intention to separate its operations in the State of California from the rest of its domestic and international operations. In November such operations were assumed by Monterey which subsequently issued 9.3 million shares of its common stock in an initial public offering. The proceeds from the offering were primarily used to retire certain of the Company's then outstanding long-term debt. See Items 1 and
2. Business and Properties -- MONTEREY RESOURCES, INC.

     The Company has announced that it intends to distribute pro rata to its common shareholders all of its remaining ownership interest in Monterey by means of a tax-free distribution. The Proposed Spin Off is subject to certain conditions including, the receipt of a ruling from the Internal Revenue Service that such a distribution would be tax-free, the approval of such distribution by the Company's common shareholders, the absence of any future change in the market or economic conditions (including developments in the capital markets) or the Company's or Monterey's business or financial condition that causes the Company's Board of Directors to conclude that the Proposed Spin Off is not in its shareholders' best interests and the final declaration of the Proposed Spin Off by the Company's Board of Directors. The Proposed Spin Off is not expected to occur prior to July 1997.

     The Company is taking these actions because of its belief that its oil and gas operations have developed over time into separate businesses that operate independently and have diverging capital requirements and risk profiles. In addition, the Board of Directors believes that dividing the Company's operations into two independent companies will allow each to more efficiently develop its distinct resource base and pursue separate business opportunities while providing each with improved access to capital markets. The Board of Directors also believes that the IPO and the Proposed Spin Off will allow investors to better evaluate each business, enhancing the likelihood that each would achieve appropriate market recognition for its performance. If the Proposed Spin Off occurs, the market price of the Company's common stock will decline to reflect the distribution of the Monterey common stock and the increased shares available in the market may have an adverse effect on the market price of Monterey's common stock.

     Also in November, the Company completed the purchase of 3.8 million of the
5.0 million outstanding shares of its Convertible Preferred Stock, 7% Series, for $24.50 per share, net to the seller in cash. The Company made the offer because it believes that the goals of the Proposed Spin Off can be better achieved by reducing the number of preferred shares outstanding and simplifying the Company's capital structure.

ENVIRONMENTAL MATTERS

     Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Items 1 and 2. "Business and Properties -- SANTA FE CONSOLIDATED -- Other Business Matters -- Environmental Regulation" and Note 14 to the Consolidated Financial Statements.

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

FORWARD LOOKING STATEMENTS

     In its discussion and analysis of financial condition and results of operations, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipate," "expects," "believes," "seeks," "goals,"
"intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration risks, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political risks, and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Audited Financial Statements
Report of Independent
Accountants ...............................................................   63
Consolidated Statement of
Operations for the years
ended December 31, 1996,
1995 and 1994 .............................................................   64
Consolidated Balance Sheet
-- December 31, 1996 and
1995 ......................................................................   65
Consolidated Statement of
Cash Flows for the years
ended December 31, 1996,
1995 and 1994 .............................................................   66
Consolidated Statement of
Shareholders' Equity for
the years ended December
31, 1996, 1995 and 1994 ...................................................   67
Notes to Consolidated
Financial Statements ......................................................   68

Unaudited Financial Information
Supplemental Information
to Consolidated Financial
Statements ................................................................   91

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEMS 10, 11, 12 AND 13.  DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE
                          COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EXECUTIVE OFFICERS OF SANTA FE

     Listed below are the names, ages (as of February 1, 1997) and positions of all executive officers of Santa Fe (excluding executive officers who are also directors of Santa Fe) and their business experience during the past five years. Unless otherwise stated, all offices were held with Santa Fe Energy Company prior to its merger with Santa Fe. Each executive officer holds office until his or her successor is elected or appointed or until his or her earlier death, resignation or removal.

    HUGH L. BOYT, 51 Senior Vice President -- Production since March 1, 1990. From 1989 until March 1990, Mr. Boyt served as Corporate Production Manager.

    JERRY L. BRIDWELL, 53 Senior Vice President -- Exploration and Land since 1986.

    JANET F. CLARK, 42 Vice President and Chief Financial Officer since January 1997. Ms. Clark was with Southcoast Capital Corporation from January 1994 until she joined Santa Fe. While with Southcoast Capital Ms. Clark served as Vice President from January 1994 to June 1996 and as Director, Corporate Finance, from June 1996 to December 1996. From December 1992 to January 1994 Ms. Clark served as Senior Vice President with Williams MacKay Jordan & Company. Prior to December 1992 Ms. Clark was an independent financial consultant.

    E. EVERETT DESCHNER, 56 Vice President -- Engineering and Evaluation since April 1990.

    KATHY E. HAGER, 45 Vice President -- Public Affairs since January 1997. From January 1994 to January 1997 Ms. Hager served as Director, Investor Relations and from September 1990 to January 1994 as Manager, Investor Relations.

    CHARLES G. HAIN, JR., 50 Vice President -- Human and Data Resources since 1994. Vice President -- Employee Relations from 1988 until 1994.

     DAVID L. HICKS, 47 Vice President -- Law and General Counsel since March 1991.

DIRECTORS

     CURRENT DIRECTORS. Listed below are the names and ages (as of February 1, 1997) of, and certain other information about, all the current directors of the Company. The indicated periods of service as a director of the Company include service during the time the Company was a wholly owned subsidiary of Santa Fe Pacific Corporation.

                                                                   FIRST ELECTED
  NAME, AGE AND BUSINESS EXPERIENCE                                  A DIRECTOR
-------------------------------------                              -------------

DIRECTORS CONTINUING IN OFFICE UNTIL 1997

Marc J. Shapiro, 49 .............................................           1990
Chairman and Chief Executive
Officer of Texas Commerce Bank
National Association ("Texas
Commerce Bank") (banking) since
1987, and a member of the Policy
Council of Chase Manhattan
Corporation, (successor to the
Management Committee of Chemical
Banking Corporation) since December
1991. Mr. Shapiro is also a
director of Browning-Ferris
Industries, Burlington Northern
Santa Fe Corporation and a trustee
of Weingarten Realty Investors

William E. Greehey, 60 ..........................................           1991
Chairman of the Board, Chief
Executive Officer and director of
Valero Energy Corporation (refining
and marketing, gas transmission and
processing) since 1983. Mr. Greehey
is also a director of
Weatherford-Enterra

DIRECTORS CONTINUING IN OFFICE UNTIL 1998

Melvyn N. Klein, 55 .............................................           1993
Attorney and Counselor at Law;
private investor; the sole
stockholder of a general partner in
GKH Partners, L.P. Mr. Klein is
also a principal of Questor
Management Company, and director of
Anixter International and Bayou
Steel Corporation (specialty steel
manufacturer)

James L. Payne, 59 ..............................................           1986
Chairman of the Board, President
and Chief Executive Officer of the
Company since June 1990. Mr. Payne
was President of Santa Fe Energy
Company, a predecessor in interest
of the Company from January 1986 to
January 1990 when he became
President of the Company. From 1982
to January 1986 Mr. Payne was
Senior Vice President--Exploration
and Land of Santa Fe Energy
Company. Mr. Payne is also a
director of Pool Energy Services
Co. (oilfield services), and
Monterey Resources, Inc.

DIRECTORS CONTINUING IN OFFICE UNTIL 1999

Allan V. Martini, 69 ............................................           1990
Retired Vice President
Exploration/Production and director
of Chevron Corporation (petroleum
operations) since August 1988. Mr.
Martini served in that position
from July 1986 until his
retirement

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                                   FIRST ELECTED
  NAME, AGE AND BUSINESS EXPERIENCE                                  A DIRECTOR
-------------------------------------                              -------------

Reuben F. Richards, 67...........................................           1992
  Chairman of the Board, Terra
  Industries Inc. (argibusiness) from
  December 1982 until retirement in
  March 1996. Chief Executive Officer
  thereof from December 1982 to May
  1991 and President thereof from
  July 1983 to May 1991; Chairman of
  the Board, Engelhard Corporation
  (specialty chemicals, engineered
  materials and precious metals
  management services) from May 1985
  to December 1994 and director
  thereof since prior to 1990;
  Chairman of the Board, Minorco
  (U.S.A.) Inc. ("Minorco (USA)"),
  from May 1990 to March 1996 and
  Chief Executive Officer and
  President from February 1994 to
  March 1996. Mr. Richards is also a
  director of Ecolab, Inc. (cleaning
  and sanitizing products), Engelhard
  Corporation, Potlatch Corporation
  (forest products), and Minorco.

Kathryn D. Wriston, 57...........................................           1990
  For the past five years, director
  of various corporations and
  organizations, including
  Northwestern Mutual Life Insurance
  Company and the Stanley Works and a
  Trustee of the Financial Accounting
  Foundation.

     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Since July 1, 1990, the Company has entered into agreements with Texas Commerce Bank or affiliates thereof providing for cash management, lending, depository and other banking services in the normal course of business. Texas Commerce Bank also issued standby letters of credit with various expiration dates for security and environmental requirements totaling $4,206,854 as of December 31, 1996. Texas Commerce Bank is also the Trustee of the Company's Retirement Income Plan. Finally, effective November 19, 1992, the Company in return for cash contributed certain oil and gas interests to the Santa Fe Energy Trust which in turn issued Secure Principal Energy Receipts evidencing an interest in the Trust and a United States Treasury Obligation. Texas Commerce Bank is the Trustee of the Trust and acts as registrar and transfer agent of the Secure Principal Energy Receipts. During 1996 the Company paid Texas Commerce Bank interest in the amount of $76,144 for loans to the Corporation and fees for various services in the amount of $320,798 (which does not include $34,274 paid from the Retirement Income Plan Trust). In addition, Mr. Shapiro, a director of the Company, is Chairman and Chief Executive Officer of Texas Commerce Bank. Mr. Shapiro has no direct or personal interest in these banking arrangements. His interest arises only because of his positions as an officer of Texas Commerce Bank and a director of the Company. Mr. Shapiro has abstained from voting on any issues involving the relationships between the Company and Texas Commerce Bank.

     In the opinion of the Company, the fees paid to Texas Commerce Bank for the services performed are normal and customary.

     Mr. Shapiro is also a director of Burlington Northern Santa Fe Corporation which, as a result of a business combination in September 1995, became the successor in interest to SFP. In connection with the distribution of shares of the Company's common stock by SFP (and the initial distribution in December 1989 to SFP by one of SFP's wholly owned subsidiaries of such shares) (collectively the "SFP Spin Off"), the Company and SFP entered into an agreement to protect SFP from federal and state income taxes, penalties and interest that would be incurred by SFP if the SFP Spin Off was determined to be a taxable event resulting primarily from actions taken by the Company during a one year period that ended on December 4, 1991. If the Company were required to make payments pursuant to the agreement, such payments could have a material adverse effect on its financial condition; however, the Company does not believe that it took any actions during such one-year period that would have such an effect on the SFP Spin Off.

     For periods prior to the date of the SFP Spin Off, the Company was included in the consolidated federal income tax return filed by SFP as the common parent for itself and its subsidiaries. Pursuant to the Agreement for the Allocation of the Consolidated Federal Income Tax Liability Among the Members of the SFP Affiliated Group and various state agreements for the allocation of tax liability among the SFP Group (the "Tax Agreements") between SFP and its subsidiaries, the Company paid to SFP an amount approximating the federal income tax liability and for years 1989 and 1990 the state income tax liability it would have paid if it and its subsidiaries were members of separate consolidated groups. These amounts were payable regardless of whether the SFP consolidated group, as a whole, had any current federal or state income tax liability. Pursuant to the Agreement Concerning Taxes between SFP and the Company, after the SFP Spin Off additional payments to or refunds from SFP may be made if there is an audit, carryover or similar adjustment subsequently made that impacts the computation of amounts paid SFP as described above.

     Mr. Shapiro has no direct or personal interest in the above described transaction. His interest arose only because of his position as a director of Burlington Northern Santa Fe Corporation and as a director of the Company.

     Mr. Payne is also a director of Pool Energy Services Co. ("Pool") which provides various oilfield services. During 1996 the Company and Monterey paid Pool subsidiaries $7,094,573 for services performed on properties operated by the Company or Monterey. Mr. Payne has no direct or personal interest in these services. His interest arises only because of his position as an officer of the Company and a director of Pool. In the opinion of the Company, the amounts paid for services performed by Pool were competitive and were normal and customary in the industry.

     The Company entered into an Agreement Regarding Shelf Registration dated March 24, 1995, with HC Associates ("HC") which owns more than 5% of the Company's common stock whereby the Company agreed that upon written demand (which demand may be submitted to the Company once, provided such registration is effected and the registration statement is declared effective) from HC, GKH Partners, L.P. ("GKH"), GKH Investments, L.P., Ernest H. Cockrell Texas Testamentary Trust or Carol Cockrell Jennings Texas Testamentary (collectively, the "Selling Stockholders") at any time prior to March 27, 2000 to file with the Securities and Exchange Commission a registration statement to register the offer and sale, from time to time, by the Selling Stockholders of up to 5,203,091 shares of the Company's common stock beneficially owned by them as of March 24, 1995, subject to certain specified restrictions. The Company is obligated to pay all expenses incidental to such registration, excluding underwriting discounts, commissions, fees or disbursements of legal counsel for the Selling Stockholders.

     See also Report of the Compensation and Benefits Committee -- Compensation Committee Interlocks and Insider Participation at page 53 and Security Ownership of Certain Beneficial Owners at page 47.

     With respect to certain fees which will be payable to affiliates of Texas Commerce Bank and to GKH upon consummation of the Proposed Spin Off, see Note 2 to the Consolidated Financial Statements.

     OTHER INFORMATION CONCERNING DIRECTORS. In 1996, the Board met eight times, and each member of the Board as it was composed at the time attended at least 75% of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which he or she served.

     DIRECTORS COMPENSATION. Directors who are not employees of the Company or its subsidiaries receive an annual cash retainer fee of $10,000, a fee of $1,000 for each meeting of the Board attended, and a fee of $1,000 (an additional $2,000 annual retainer for the committee Chairman) for each committee meeting attended plus expenses for each Board or committee meeting attended. In addition, on May 8, 1996, the shareholders of the Company approved an amendment to the 1990 Incentive Stock Compensation Plan, as amended (the "Stock Plan") whereby a portion of the annual retainer is paid in shares of the Company's common stock as well as a grant of Non-Qualified Stock Options ("NQSOs). Pursuant to this amendment non-employee directors receive as a portion of their retainer 1,000 shares of common stock with a six-month restriction period during which it may not be transferred and 5,000 NQSOs issued at Fair Market Value (as defined in the Stock Plan) as of the date of the Annual Meeting of Shareholders. Further, all newly elected directors receive a one-time grant of 10,000 NQSOs with a strike price of the Fair Market Value on the date the director is first elected. Current directors received a similar one-time grant effective February 1, 1996, the date the amendment to the Stock Plan was approved by the Board. Additional terms and conditions relating to the NQSOs are described on page 52.

     BOARD COMMITTEES. In 1996, the Board maintained Audit, Compensation and Benefits, Executive, Nominating and Pension Committees. Following are the members of each committee and brief descriptions of their functions. All chairman of the committees are non-employee directors.

     The members of the Audit Committee are Kathryn D. Wriston (Chairman), Marc
J. Shapiro and Melvyn N. Klein. The principal functions of the Audit Committee, which met three times in 1996, include overseeing the performance and reviewing the scope of the audit function of independent accountants. The Audit Committee also reviews, among other things, audit plans and procedures, the Company's policies with respect to conflicts of interest and the prohibition on the use of corporate funds or assets for improper purposes, changes in accounting policies, and the use of independent accountants for non-audit services.

     The members of the Compensation and Benefits Committee are William E. Greehey (Chairman), Kathryn D. Wriston and Reuben F. Richards. The principal function of the Compensation and Benefits Committee, which met five times in 1996, is to administer all executive compensation and benefit plans of the Company. Members of the Compensation and Benefits Committee are not eligible to participate in any benefit plans of the Company that they administer except the Stock Plan pursuant to which grants may be made only as described above. In December 1996 the Pension Committee was abolished and its duties described below were assumed by the Compensation and Benefits Committee.

     The members of the Nominating Committee are Allan V. Martini (Chairman), Kathryn D. Wriston and James L. Payne. The Nominating Committee, which met twice in 1996, receives recommendations for review and evaluates the qualifications of and selects and recommends to the Board of Directors, nominees for election as Directors. The Nominating Committee will consider nominees recommended by stockholders. Any such recommendation, together with the nominee's qualifications and consent to be considered as a nominee, should be sent in writing to the Secretary of the Company not less than 30 days nor more than 60 days prior to the annual meeting.

     The members of the Executive Committee are Melvyn N. Klein (Chairman), William E. Greehey, James L. Payne, Allan V. Martini and Reuben F. Richards. The Committee, which met twice in 1996, may exercise during periods between meetings of the Board of Directors, all powers of the Board in the management and business of the Company subject to limitations imposed by the Bylaws, Certificate of Incorporation or applicable law.

     The members of the Pension Committee were a former director as Chairman, James L. Payne and Allan V. Martini. The duties of the Pension Committee which met once in 1996, included reviewing the actions of the Pension Administration and Pension Investment Committees which are composed of Company employees, making recommendations to the Board of Directors concerning future memberships of such committees and such other recommendations as may be necessary or appropriate, and recommending to the Board of Directors substantial amendments to the Company's retirement plan which do not change benefit levels. The duties of the Pension Committee were assumed by the Compensation and Benefits Committee in December 1996.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     To the best of the Company's knowledge, the following persons are the only persons who are beneficial owners of more than five percent of the Company's common stock, Convertible Preferred Stock, 7% Series, or $.732 Series A Convertible Preferred Stock based upon the number of shares outstanding on December 31, 1996:

                                                                                          NUMBER OF
                                                                  NUMBER OF               SHARES OF
                                                                  SHARES OF                 $.732
                                         NUMBER OF               CONVERTIBLE              SERIES A
                                         SHARES OF     PERCENT    PREFERRED     PERCENT   CONVERTIBLE PERCENT
                                          COMMON         OF         STOCK,        OF      PREFERRED     OF
          NAME AND ADDRESS               STOCK(A)       CLASS     7% SERIES      CLASS      STOCK      CLASS
-------------------------------------  -------------   -------   ------------   -------   ---------   -------
HC Associates(b).....................      5,203,091      5.7%      --           --  %       --         --  %
  200 West Madison Street
  27th Floor
  Chicago, Illinois 60606
Neuberger & Berman, LLC(c)...........      4,535,168      5.0%      --           --  %       --         --  %
  605 Third Ave.
  New York, New York 10158
Merrill Lynch & Co., Inc.(d).........     10,126,285     11.1%      64,393        5.0%      500,000      4.7%
  World Financial Center, North Tower
  250 Vesey Street
  New York, NY 10281
OppenheimerFunds, Inc.(e)............       --           --  %      --           --  %      825,000      7.7%
  Two World Trade Center
  Suite 3400
  New York, New York 10048
FMR Corp.(f).........................      9,388,321     10.3%      --           --  %    2,498,800     23.4%
  82 Devonshire Street
  Boston, Massachusetts 02109

     The holders of Convertible Preferred Stock, 7% Series, of which there are 1,229,890 shares outstanding, may, at their option, convert any or all such shares into 1.3913 shares of the Corporation's common stock. Each share of $.732 Series A Convertible Preferred Stock, of which there are 10,700,000 shares outstanding, is convertible at the option of the holder into 0.8474 shares of the Corporation's common stock at any time prior to May 15, 1998.
------------

(a) Each holder has claimed sole voting and investment power concerning these shares except as noted below. The number of shares of common stock does not include shares issuable upon conversion of preferred stock.

(b) As reported at May 31, 1995, HC Associates, a Delaware general partnership ("HC") is the owner of 5,203,091 shares (approximately 5.7 percent) of the common stock of the Corporation. HC was organized in December 1992 for the purpose of, among other things, acquiring, holding, selling, exchanging and otherwise dealing with shares of the Corporation's common stock. The partners of HC (and their respective percentage interests in HC) are GKH Investments, L.P. (the "Fund") (92.743659 percent), GKH Partners, L.P., as nominee for GKH Private Limited (3.506491 percent), Ernest H. Cockrell Texas Testamentary Trust (1.874963 percent) and Carol Cockrell Jennings Texas Testamentary Trust (1.874965 percent). The sole general partner of the Fund, a Delaware limited partnership is GKH Partners, L.P. ("GKH"), a Delaware limited partnership. Pursuant to a management agreement, GKH manages assets on behalf of GKH Private Limited ("GKHPL"). The number of shares described above do not include 39,100 shares of common stock acquired in September 1994 by GKH on behalf of GKHLP and the Fund. The general partners of GKH are JAKK Holding Corp., a Nevada corporation ("JAKK"), DWL Lumber Corporation, a Delaware corporation ("DWL"); and HGM Associates Limited Partnership, an Illinois limited partnership ("HGMLP"). The sole general partner of HGMLP is HGM Corporation, a Nevada corporation ("HGM"). Melvyn N. Klein is the sole director and stockholder of JAKK and serves as its president, treasurer and secretary. Mr. Klein disclaims beneficial ownership of the shares of common stock owned by HC, GKH, GKHLP and the Fund. Dan W. Lufkin is

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)
    president, director and sole stockholder, Craigh Leonard is secretary and a director and Douglas J. McBride is assistant secretary and a director of DWL. Jay A. Pritzker is a director and Chairman of the Board, Thomas J. Pritzker is president and a director, Glen Miller is vice president and treasurer and Harold S. Handelsman is vice president and secretary of HGM.

(c) As reported at February 13, 1997, Neuberger & Berman LLC is deemed to be a beneficial owner of these shares for the purpose of Rule 13(d) since it has shared power to make decisions whether to retain or dispose of the securities of many unrelated clients. Neuberger & Berman, LLC does not however have any economic interest in the securities of these clients. The clients are the actual owners of the securities and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities.

    Principals of Neuberger & Berman, LLC own 438,700 shares of the Company's common stock. The principals own these shares in their own personal securities accounts, Neuberger & Berman, LLC disclaims beneficial ownership of these shares since they were purchased with each principals' personal funds and each principal has exclusive dispositive and voting power over the shares held in their respective accounts.

    Neuberger & Berman Profit Sharing Retirement Plan owns 290,100 shares. Such shares are held in a securities account in the name of the Plan with Neuberger & Berman, LLC and are held in street name. The Plan's sole beneficial owners are current and former Neuberger & Berman, LLC employees and Principals who are Plan participants. Neuberger & Berman Trust Company (a wholly owned affiliate of Neuberger & Berman, LLC) is trustee of the Plan. One Principal of Neuberger & Berman, LLC makes day to day investment decisions for the Plan. Neuberger & Berman, LLC disclaims beneficial ownership of these shares.

(d) As reported at February 11, 1997, Merrill Lynch & Co., Inc., a Delaware corporation ("ML & Co."), Merrill Lynch Group, Inc., a Delaware corporation ("ML Group"), whose address is World Financial Center, North Tower, 250 Vesey Street, New York, N.Y. 10281, and Princeton Services, Inc., a Delaware corporation ("PSI"), whose address is 800 Scudders Mill Road, Plainsboro, N.J. 08536, are parent holding companies pursuant to Section 240, 13d-1 (b)(1)(ii)(G) of the Securities Exchange Act of 1934 (the "Exchange Act"). The relevant subsidiaries of ML & Co. are Merrill Lynch Pierce, Fenner & Smith Incorporated, a Delaware corporation with its principal place of business at 250 Vesey Street, New York, N.Y.
    ("MLPF&S"), ML Group and PSI, which is the general partner of Merrill
    Lynch Asset Management, L. P. (d/b/a) Merrill Lynch Asset Management ("MLAM"). The relevant subsidiaries of Merrill Lynch Group are PSI and certain Merrill Lynch trust companies.

    ML & Co. may be deemed to be the beneficial owner of the reported securities of the Company as set forth by virtue of its control of its wholly-owned subsidiaries, ML Group and MLPF&S.

    MLPF&S, a wholly owned direct subsidiary of ML & Co. and a broker-dealer registered pursuant to the Exchange Act holds certain of the reported securities in proprietary trading accounts and may be deemed to be the beneficial owner of securities held in customer accounts over which MLPF&S has discretionary power and in unit investment trusts for which MLPF&S is the sponsor.

    ML Group, a wholly owned direct subsidiary of ML & Co., may be deemed to be the beneficial owner of the reported securities of the Corporation as set forth by virtue of its control of (i) its wholly-owned subsidiary, PSI, and
    (ii) certain Merrill Lynch trust companies, each of which is a wholly-owned subsidiary of ML Group and a bank as defined in Section 3(a)(6) of the Exchange Act.

    One or more Merrill Lynch trust companies or institutions, each of which is a bank as defined in Section 3(a)(6) of the Exchange Act, may be deemed the beneficial owner of certain of the reported securities of the Company held by customers in accounts over which such trust companies or institutions have discretionary authority.

    PSI, a wholly owned direct subsidiary of ML Group, may be deemed to be the beneficial owner of certain of the reported securities of the Company as set forth by virtue of its being the general partner of MLAM.
    MLAM, a Delaware limited partnership with its principal place of business at 800 Scudders Mill Road, Plainsboro, New Jersey, is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. MLAM may be deemed to be the beneficial owner of certain of the reported securities of the Company as set forth by virtue of its acting as investment advisor to one or more investment companies registered under Section 8 of the Investment Company Act of 1940, and/or to one or more private accounts.

    A registered investment company advised by MLAM, Merrill Lynch Growth Fund for Investment for Retirement is the beneficial owner of 9,000,000 shares of the Company's common stock as reported and is a reporting person hereunder.

    Pursuant to Section 240.13d-4 of the Exchange Act, ML&Co., ML Group and PSI disclaim beneficial ownership of the securities of the Corporation reported, and the filing of a Schedule 13G shall not be construed as an admission that such entity is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of any of the securities of the Company.

(e) As reported at February 10, 1997, the Board of Directors or Trustees of the registered investment companies managed by Oppenheimer Funds, Inc. ("OFI") and owning the shares of the Corporation's $.732 Series A Convertible Preferred Stock shown can direct the disposition of dividends received by OEIF and can dispose of such securities. Additionally, OFI shares the power to dispose of such securities with the Board of Directors or Trustees of such funds; however, the Board of Trustees of such funds have delegated these responsibilities to OFI as the fund's investment advisor under its investment advisory agreement. OFI has an interest relating to 7.5% of the securities noted by virtue of the interest of 7.5% of such securities owned by OEIF. OFI disclaims ownership of such securities except as expressly stated above.

(f) As reported at February 14, 1997, as of December 31, 1996, Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 8,980,198 or 9.9% of the common stock and 1,879,600 shares or 17.6% of the $.732 Series A Convertible Preferred Stock of the Company as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940.

    Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 8,980,198 shares of common stock and 1,879,600 shares of Preferred Stock owned by the funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

    Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp., and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 408,123 shares or less than 1% of the common stock and 619,200 shares or 5.8% of the $.732 Series A Convertible Preferred Stock of the Company as a result of its serving as an investment manager of the institutional accounts. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over these shares, the sole power to vote or direct the vote over a portion of the shares and no power to vote or direct the voting of the balance of such shares.

    Members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of Class B shares of common stock of FMR corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the amount of common stock beneficially owned as of February 1, 1997 by each of the directors, by each of the executive officers, and by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown. No individual listed below, except Mr. Payne, beneficially owns one percent or more of the Company's outstanding common stock. In addition, no individual listed below beneficially owns any shares of Convertible Preferred Stock, 7% Series. With the exception of Mr. Payne, no individual listed below owns any $.732 Series A Convertible Preferred Stock.

                                           SHARES
          NAME OF DIRECTOR,                OWNED         PERCENT
     EXECUTIVE OFFICER OR GROUP         BENEFICIALLY     OF CLASS
-------------------------------------   ------------     --------
William E. Greehey...................         49,726      --
Melvyn N. Klein(a)...................      5,063,203      5.6%
Allan V. Martini.....................         22,907      --
Reuben F. Richards...................         21,387      --
Marc J. Shapiro......................         26,707      --
Kathryn D. Wriston...................         21,629      --
James L. Payne(b)....................        946,277      1.0%
Jerry L. Bridwell(c).................        366,985      --
Hugh L. Boyt(d)......................        280,314      --
R. Graham Whaling(e).................         20,627      --
Directors and Executive Officers as a
  Group(f)...........................      7,269,102      7.8%

------------

(a) Includes 5,048,083 shares of common stock which may be deemed to be owned by GKH primarily through its participation in HC Associates. See "Security Ownership of Certain Beneficial Owners" for a description of ownership of the Corporation's common stock by HC Associates. Mr. Klein is the sole stockholder of one of the general partners in GKH Partners, L. P., the general partner of GKH Investments, L. P. and the nominee for GKH Private Limited and disclaims beneficial ownership of the shares held by HC Associates. Also includes 15,000 shares which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $10.2292.

(b) Mr. Payne's common stock ownership includes 47,906 shares arising from participation in the Corporation's Savings Investment Plan and 722,890 shares which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $12.7344. In addition, Mr. Payne owns 3,000 shares of $.732 Series A Convertible Preferred Stock.

(c) Mr. Bridwell's common stock ownership includes 36,676 shares arising from participation in the Corporation's Savings Investment Plan and 273,839 shares which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $13.5447.

(d) Mr. Boyt's common stock ownership includes 6,455 shares arising from participation in the Company's Savings Investment Plan and 225,245 shares which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $11.5275.

(e) Mr. Whaling's common stock ownership includes 1,459 shares arising from participation in the Corporation's Savings Investment Plan.

(f) The common stock ownership described includes 115,977 shares arising from participation in the Company's Savings Investment Plan as of February 1, 1997 and 1,649,805 shares which could be received upon the exercise of options within 60 days.

REPORT OF THE COMPENSATION AND BENEFITS COMMITTEE

     The Compensation and Benefits Committee (the "Committee") has been chartered by the Board to review salaries and other compensation of officers, including Mr. Payne, the Company's Chief Executive Officer, and key employees on an annual basis. Following review, the Committee submits recommendations to the Board regarding such salaries and compensation. In addition, the Committee selects officers and key employees for participation in incentive compensation plans, establishes performance goals for those officers and key employees who participate in such plans and reviews and monitors benefits under all employee plans of the Company.

     Although Mrs. Wriston appears below as a member of the Committee, she was appointed as such in December 1996 and did not participate as a member in any meetings held during 1996.

COMPENSATION POLICIES FOR EXECUTIVE OFFICERS

     As a result of an extensive review undertaken in 1995 with the assistance of Hay Management Consultants, a performance-based executive compensation program was developed. The Committee believes the program is competitive, reinforces the Company's business strategy and supports objectives for enhanced shareholder value. It is designed to attract, retain and motivate key employees by providing total compensation opportunities consistent with those maintained by the Company's peer group. The group used for this purpose includes companies from the peer graph on page 58 which the Committee believes approximate the Company's size and asset mix. The program allows compensation to vary significantly based on performance results, balance objectives for short-term operating performance with longer term performance, and encourage stock ownership among key employees.

     Base salaries for the executive group are maintained near the median competitive position for comparable positions among the peer group. Annual incentive opportunities are targeted to provide compensation between a median and upper quartile of the Company's peer group described above. Long-Term incentive opportunities are provided through grants of stock options and Phantom Units made pursuant to the Stock Plan and are targeted between median and upper quartile award levels with upside opportunities based on sustained performance and creation of shareholder value.

     As a result of the review of the peer group undertaken in 1996 and in light of the proposed Spin-Off to Monterey Resources it was determined that no salary increases be given to the executive officers in 1996. Mr. Whaling's salary was increased in November 1996 by action of the Monterey Resources board in recognition of his assumption of the duties of the Chairman of the Board and Chief Executive Officer of that company.

     Annual incentives are provided through the Incentive Compensation Plan (the "ICP Plan"). Goals are established which, if met at the target objective, will result in the executive officer being paid 50 percent of the maximum amount for which the individual is eligible. All executive officers participate in the ICP Plan with maximum payout percentages in 1996 (before the possible adjustments discussed below) of base salary ranging from 100 percent for Mr. Payne through 50 percent for all other executive officers. The Committee may increase or decrease the ultimate award by 25 percent at its discretion. In addition, by electing to forgo all or a portion of the cash segment of the award a participant may elect to receive an amount of Restricted Stock under the Stock Plan equal to an additional $1 in value for each $2 of cash given up.

     The goals established for 1996 were based upon discretionary cash flow per share, production, reserve replacement, the performance of the Company's common stock as compared to the peer group shown in the table on page 58, general and administrative expense and a discretionary award. The awards were subject to reduction by 50 percent in the event the Company failed to achieve net income to common shareholders. Discretionary cash flow per share is defined as net cash provided by operating activities before changes in operating assets and liabilities minus exploration dry hole costs plus total exploration expense minus capitalized interest minus preferred dividends by the average number of common shares outstanding. Each goal was weighted equally with the exception of general and administrative expense and the discretionary award and with the exception of the stock performance goal and discretionary award were compared against profit plan projections. The discretionary cash flow, reserve replacement, production and stock price performance goals were met in full. After deducting expenses relating to the reconfiguration program undertaken in 1996 the general and administrative expense goal was met in full and the entire amount of the discretionary award was granted. Although the Company did not achieve net income to common shareholders the Committee decided not to reduce the ultimate payout since a positive net income would have resulted but for non-recurring expenses relating to the reconfiguration program.

     The payout of the awards under the ICP Plan were initially set to be made 75 percent in cash and 25 percent in Bonus Stock granted pursuant to the Stock Plan. Participants were allowed to elect prior to the beginning of the 1996 Plan year to forgo all or a portion of the cash payment in return for the receipt of Restricted Stock on the basis of an additional $1 in value for each $2 of cash given up. These shares are subject to forfeiture in certain events and will vest one-third per year over a three-year period. The number of shares of Restricted Stock granted to Mr. Payne and other executive officers listed in the Summary Compensation Table on page 54 are described in a footnote to that table.

     In addition to the above described cash and stock payments, the executive officers and key employees are eligible to participate in other grants made under the Stock Plan. In order to further the identity of interest of employees with that of its stockholders, all forms of compensation under the Stock Plan relate to the Company's common stock.

     Prior to the Initial Public Offering of Monterey the Committee took action to cause the acceleration of vesting of certain outstanding Non-Qualified Stock Options ("NQSO's") and the payout of Phantom Units. NQSO's granted to executive officers and key employees under the 1990 Incentive Stock Compensation Plan prior to the July 1996 grant described below vested in full in September 1996. In addition, the Performance Units granted in 1996 paid out in shares of the Company's common stock at the target level in November 1996.

     As a result of this acceleration Mr. Payne received early vesting on 300,000 NQSO's with a strike price of $9.5625. The other executive officers received early vesting on NQSO's ranging in amounts from 62,500 with a strike price of $8.00 in the case of Mr. Whaling, 100,000 each with a strike price of $9.5625 to several other executive officers to 12,666 each with a strike price of $7.875 to several other executive officers. The early payout of the Phantom Units resulted in the receipt by Mr. Payne of 34,355 shares of the Company's common stock with the other individuals listed in the Summary Compensation Table on page 54 receiving 9,375 shares of stock and the remaining individuals participating in the grant receiving amounts ranging from 9,375 to 5,833.

     In July 1996, as part of the strategy discussed above the Committee granted Mr. Payne, the executive officers and other key employees NQSO's as noted in the table located on page 56. In December 1996 the Company granted additional NQSO's to Mr. Payne, selected executive officers and key employees in the amounts noted in the table. All grants were made at fair market value and vest as to one-third of the grant per year over a three-year period. The Committee did not accelerate the vesting of these grants and the Proposed Spin Off of Monterey will not do so.

     Finally, also as part of the strategy discussed above in December 1996 the Committee granted a total of 81,787 Performance Units to seventeen individuals including Mr. Payne and the executive officers. Mr. Payne received 23,679 Phantom Units, the executive officers listed in the Summary Compensation Table on page 54 (other than Messrs. Whaling and Rosinski) received 6,610 and the remaining individuals participating in the grant received Units in amounts ranging from 6,610 to 2,414. The Units are earned over a three-year period commencing January 1, 1997 with ultimate payout if any to be made in an equivalent number of shares of the Company's common stock. The Committee established four equally weighted goals which must be attained over this three-year period. Full payout will result if discretionary cash flow (as described above) and production volumes equal the three-year projected levels established by the 1997 profit plan, the Company's common stock price performance (after deletion at the outset of the implied value of Monterey) equals the S&P 500 Index over the three-year period and the Company's common stock price at the end of the three years equals an established target. If the above goals are substantially exceeded possible payouts may increase by 100 percent. Failure to meet a threshold goal level will result in the reduction or total elimination of a payout.

CHIEF EXECUTIVE COMPENSATION

     The review of executive compensation discussed above included a review of Mr. Payne's compensation. As in the case of the executive officers as a result of the review of the peer group and in light of the Proposed Spin Off of Monterey it was determined that Mr. Payne's salary not be increased in 1996. Mr. Payne did receive a grant of 100,000 NQSOs with a strike price of $11.625 in July and another grant of 125,000 NQSOs with a strike price of $13.75 in December. Further as a result of the Committee action described above, the vesting on 300,000 NQSOs with a strike price of $9.5625 was accelerated in September and 34,355 Performance Units paid out early in the amount of an equal number of shares of the Company's common stock.

SECTION 162 (M) OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED

     The Committee continues to review implications of the $1 million pay cap rules set forth in Section 162 (m) of the Internal Revenue Code of 1986, as amended, and takes this into account when establishing and reviewing compensation policies.

                                        COMPENSATION AND BENEFITS COMMITTEE

                                        William E. Greehey, Chairman
                                        Reuben F. Richards
                                        Kathryn D. Wriston

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation and Benefits Committee was an officer or employee of the Company in 1994, 1995 or 1996. Mr. Greehey is Chairman of the Board and Chief Executive Officer of Valero Energy Corporation. During 1996, an affiliate of Valero paid the Company $635,841 for compression of natural gas. These fees were determined on an arm's length basis. Mr. Greehey did not have a direct or personal interest in the above transactions and his interest in the above transactions and his interest arises only because of his position as an officer and director of Valero and as a director of the Company.

     Mr. Richards is the retired Chairman of the Board, Chief Executive Officer and President of Minorco (USA) and is a director of its parent Minorco. On March 8, 1996, Minorco (USA) disposed of 8,712,327 shares of the Company's common stock which it held. Pursuant to the terms of a registration rights agreement dated December 10, 1991, and effective as of May 19, 1992, the Company paid substantially all expenses incidental to the registration of these shares, excluding underwriting discounts and commissions. Mr. Richards did not have a direct or personal interest in this transaction and his interest arises only because of his former position as an officer and director of Minorco (USA) and a director of Minorco and the Company.

SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                            COMPENSATION
                                                                            -------------
                                                                               AWARDS        PAYOUTS
                                                                             SECURITIES     ---------
                                              ANNUAL COMPENSATION            UNDERLYING       LTIP       ALL OTHER
              NAME AND                 ---------------------------------    OPTIONS/SARS     PAYOUTS    COMPENSATION
         PRINCIPAL POSITION              YEAR     SALARY $    BONUS $(A)          #           $(B)          $(C)
-------------------------------------  ---------  ---------   ----------    -------------   ---------   ------------
James L. Payne.......................       1996    515,000     708,125        225,000        515,025       30,900
Chairman of the Board, Chief                1995    433,250     284,922         --             --           24,150
Executive Officer and                       1994    406,000     300,000         --             --           18,983
President
R. Graham Whaling....................       1996(d)   236,538   243,930         35,000        140,625       19,993
Senior Vice President and                   1995    225,000     109,766        250,000         --            6,000
Chief Financial Officer                     1994     --          --             --             --           --
Hugh L. Boyt.........................       1996    230,000     215,625         70,000        140,625       13,800
Senior Vice President --                    1995    210,731     103,938         --             --            9,432
Production                                  1994    204,308     102,971         --             --           10,489
Jerry L. Bridwell....................       1996    230,000     172,500         70,000        140,625       12,420
Senior Vice President --                    1995    207,080     107,000         --             --           11,246
Exploration and Land                        1994    199,440     100,518         --             --           10,295
Michael J. Rosinski..................       1996    200,000     206,250         17,500        140,625      455,750
Senior Vice President --                    1995    194,675      91,200         --             --           11,026
Marketing and Environmental                 1994    192,900      97,222         --             --            9,912

------------

(a) The bonus amounts shown, while determined on a cash basis, were actually paid partially in shares of the Company's common stock pursuant to the Stock Plan. For 1994 Messrs. Payne, Boyt, Bridwell and Rosinski received 17,911; 6,148; 6,002 and 5,805 shares, respectively. For 1995, Messrs. Payne, Whaling, Boyt, Bridwell and Rosinski received 14,898; 1,818; 5,435; 5,595 and 4,769 shares, respectively. For 1996, participants in the ICP Plan, pursuant to which these bonuses were paid, received 25 percent of the bonus earned in Bonus Stock under the Stock Plan and had the right to receive the balance in cash. Alternatively participants could elect to forgo all or a portion of the cash payment in return for the receipt of Restricted Stock on the basis of an additional $1 in value for each $2 of cash given up. These shares are subject to forfeiture in certain events and will vest one-third per year over a three year period. The bonus amounts for 1996 reflect that additional value received as a result of such elections. Messrs. Payne, Whaling, Bridwell and Boyt received 6,460, 1,836, 3,067, and 2,084 shares of Bonus Stock and 41,200, 14,192, 0, and 9,200 shares of Restricted Stock, respectively. Mr. Rosinski, whose employment with the Company terminated on December 31, 1996, received all cash.

(b) The amounts shown reflect the value the Company's common stock received as a result of the accelerated payout of Performance Units granted as of January 1, 1996. See the Report of the Compensation and Benefits Committee.

(c) Amounts shown reflect matches made by the Company for employee contributions to the Santa Fe Energy Resources, Inc. Savings Investment Plan as well as the performance match. (See "Benefit Plans -- Savings Plan" for a description of the Savings Investment Plan as well as the performance match.) The performance match is contributed in the year following the performance and therefore total amounts shown for 1994, 1995 and 1996 include the match made for 1993, 1994 and 1995 results, respectively. The Company made a performance match in February 1997 for 1996 results for Messrs. Payne, Whaling, Boyt, Bridwell and Rosinski in the amount of $3,000 for each individual. In addition, amounts shown for 1996 also include the match made by the Corporation relating to deferrals under the Deferred Compensation Plan. (See "Benefit Plans -- Savings Plan" for a description of the Deferred Compensation Plan.) These amounts are also subject to the performance match outlined in the Savings Investment Plan. In February 1997 the Company allocated to accounts maintained by Messrs. Payne, Whaling, Boyt, Bridwell and Rosinski $7,300, $1,750, $1,600, $1,140 and $1,000,
    respectively as a performance match.

    Amounts shown for 1996 for Mr. Whaling also include grossed up tax payments made to him relating to his relocation from Houston, Texas to Bakersfield, California.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

    Finally, the amounts shown in 1996 for Mr. Rosinski also include $443,750 which he will receive pursuant to the terms of a severance arrangement.

(d) Mr. Whaling served as Senior Vice President and Chief Financial Officer until November 1996 when he resigned to assume the position of Chairman of the Board and Chief Executive Officer of Monterey Resources.

AGGREGATED OPTION/SAR EXERCISES IN 1996 AND 1996 YEAR-END OPTION/SAR VALUES

                                                                      NUMBER OF
                                                                      SECURITIES           VALUE OF
                                                                      UNDERLYING         UNEXERCISED
                                                                     UNEXERCISED         IN-THE-MONEY
                                           SHARES                  OPTIONS/SARS AT     OPTIONS/SARS AT
                                          ACQUIRED                  YEAR-END 1996       YEAR-END 1996
                                        ON EXERCISES     VALUE       EXERCISABLE/        EXERCISABLE/
                NAME                    DURING 1996    REALIZED     UNEXERCISABLE      UNEXERCISABLE(A)
-------------------------------------   ------------   ---------   ----------------   ------------------
                                            (#)            $             (#)                  $
James L. Payne.......................      -0-                     722,890/225,000    1,832,812/240,625
R. Graham Whaling (b)................      -0-                      250,000/35,000     1,468,750/78,750
Hugh L. Boyt.........................      -0-                      225,245/70,000      625,312/83,125
Jerry L. Bridwell....................      -0-                      273,839/70,000      625,312/83,125
Michael J. Rosinski (c)..............      20,000        111,250    120,000/17,500      517,500/39,375

------------

(a) The closing price of the Company's common stock on December 31, 1996 was $13.875.

(b) See footnote (1) under OPTION/SAR GRANTS IN LAST FISCAL YEAR for information concerning the cancellation of these options by the Company in return for the grant of options to Mr. Whaling by Monterey Resources.

(c) Mr. Rosinski's employment with the Company terminated on December 31, 1996. Pursuant to the terms of a severance arrangement Mr. Rosinski received $43,750 (the difference between the average of the high and low sales prices of the Company's common stock on December 31, 1996 and the strike price of $11.625 per share multiplied by his unexercisable options) in return for the cancellation of his unexercised options.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                                        -----------------------------                               POTENTIAL REALIZABLE
                                         NUMBER OF       PERCENT OF                                   VALUE AT ASSUMED
                                         SECURITIES         TOTAL                                   RATES OF STOCK PRICE
                                         UNDERLYING     OPTIONS/SARS     EXERCISE                     APPRECIATED FOR
                                        OPTIONS/SARS     GRANTED TO      OR BASE                        OPTION TERM
                                          GRANTED       EMPLOYEES IN      PRICE      EXPIRATION   ------------------------
                                            (#)          FISCAL YEAR      ($/SH)        DATE        5% ($)       10% ($)
                                        ------------    -------------    --------    ----------   -----------  -----------
James L. Payne.......................      100,000           8%          11.625        07-02-06       731,090    1,852,720
                                           125,000          10%          13.75         12-11-06     1,080,925    2,739,250
R. Graham Whaling(a).................       35,000           3%          11.625        07-02-06       255,881      648,452
Hugh L. Boyt.........................       35,000           3%          11.625        07-02-06       255,881      648,452
                                            35,000           3%          13.75         12-11-06       302,659      766,990
Jerry L. Bridwell....................       35,000           3%          11.625        07-02-06       255,881      648,452
                                            35,000           3%          13.75         12-11-06       302,659      766,990
Michael J. Roskinski(b)..............       17,500           3%          11.625        07-02-06       127,940      324,226

     All options described above are NQSOs granted pursuant to the 1990 Incentive Stock Compensation Plan, as amended (the "Stock Plan"). The NQSOs were granted at market on the date of grant and vest one-third per year over a three year period. These options were not accelerated by the IPO.
------------

(a) Mr. Whaling resigned his position as Senior Vice President and Chief Financial Officer in November 1996 and assumed the position of Chairman of the Board and Chief Executive Officer of Monterey. Upon the closing of the IPO Mr. Whaling received 112,500 NQSOs pursuant to the Monterey Resources 1996 Incentive Stock Compensation Plan (the "Monterey Stock Plan") with a strike price of $14.50. These options vest one-fifth per year over a five year period but may not be exercised until one year following the consummation of the Proposed Spin Off. In addition, in December 1996 Monterey offered to replace NQSOs granted pursuant to the Company's Stock Plans with NQSOs granted pursuant to the Monterey Stock Plans. Mr. Whaling accepted the offer and effective January 17, 1997, the options described above were cancelled in return for a grant of 31,496 Monterey NQSO's with a strike price of $12.9185. In addition, 250,000 NQSOs granted in January 1995 with a strike price of $8.00 were cancelled in return for a grant of 224,969 NQSOs issued pursuant to the Monterey Stock Plan with a strike price of $8.8901. The newly granted NQSOs contain the same vesting schedule as the Company NQSOs they replaced but may not be exercised until one year following the consummation of the Proposed Spin Off even if fully or partial vested prior to that time.

(b) Mr. Rosinski's employment with the Company terminated on December 31, 1996. Pursuant to the terms of a severance arrangement these options were cancelled. See -- Aggregated Option/SAR Exercises in 1996 and 1996 Year-End Option/SAR Values.

LONG-TERM INCENTIVE PLANS AWARDS IN 1996

                                                                                   ESTIMATED FUTURE PAYOUTS
                                          NUMBER OF                                    UNDER NON-STOCK
                                        SHARES, UNITS        PERFORMANCE              PRICE-BASED PLANS
                                          OR OTHER         OR OTHER PERIOD      ------------------------------
                                           RIGHTS        UNTIL MATURATION OR    THRESHOLD    TARGET    MAXIMUM
                NAME                         (#)               PAYOUT              (#)        (#)        (#)
-------------------------------------   -------------    -------------------    ---------    ------    -------
James L. Payne.......................       23,679           1/1/97-12/31/99      7,104      23,679    47,358
R. Graham Whaling....................          -0-               --               --           --        --
Hugh L. Boyt.........................        6,610           1/1/97-12/31/99      1,983       6,610    13,220
Jerry L. Bridwell....................        6,610           1/1/97-12/31/99      1,983       6,610    13,220
Michael J. Rosinski..................          -0-               --               --           --        --

     In December 1996, the individuals described above (as well as 14 other executive officers and key employees) received grants of Phantom Units pursuant to the Stock Plan in the amounts indicated. The grant was effective January 1, 1997 with the Units being earned over a three-year period. Ultimate payout, if any, is to be made in an equivalent number of shares of the Company's common stock. Four equally weighted goals have been established which must be attained over the three year performance period. Full payout at the target level will result if discretionary cash flow (as described on page 51) and production volumes equal the three year projected levels established by the 1997 profit plan, the Company's common stock price performance equals the S&P 500 Index over the three year period and the Company's common stock price at the end of the three years equals an established target. If the above goals are substantially exceeded possible payouts may increase to the maximum shown. Failure to meet a threshold level, shown above as the combined threshold level of all four goals, will result in a reduction or total elimination of a payout.

     Mr. Whaling did not receive a grant of Phantom Units but did receive 37,500 shares of Monterey Resources, Inc. Restricted Stock pursuant to the Monterey Resources Stock Plan. These shares vest as to one-fifth of the grant per year over a five year period. The grant is not contingent upon the attainment of goals but is subject to forfeiture in the event of termination of employment under certain circumstances.

PERFORMANCE GRAPH

     The following performance graph compares the performance of the Corporation's common stock to the S&P 500 Index and to an index composed of 21 Independent Oil and Gas Companies selected by Goldman, Sachs & Co. from time to time.(a) Although Goldman, Sachs & Co. does not represent that these companies comprise a "peer group," the Corporation believes that its asset base and operations are best compared to this group and that they are its peers.


             COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG
      SANTA FE ENERGY RESOURCES INC., THE S & P 500 INDEX AND A PEER GROUP

                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                                 12/91   12/92   12/93   12/94   12/95   12/96
                                 -----   -----   -----   -----   -----   -----
SANTA FE ENERGY RESOURCES INC.    100      98     106      92     110     159
PEER GROUP                        100     117     141     127     152     202
THE S & P 500                     100     108     118     120     165     203


 * $100 invested on 12/31/91 in stock or index -- including reinvestment of dividends. Fiscal year ending December 31.

(a) This group of companies, which includes the Corporation, also currently includes Anadarko Petroleum Corp., Apache Corp., Barrett Resources Corp., Burlington Resources, Cabot Oil & Gas, Cross Timbers Oil Co., Devon Energy, Enron Oil & Gas, Louisiana Land & Exploration, Mitchell Energy & Development, Noble Affiliates, Inc., Oryx Energy Co., Parker & Parsley Petroleum, Pennzoil Co., Pogo Producing Company, Seagull Energy Corp., Union Texas Petroleum Holdings, Inc., Vastar Resources, Inc., Vintage Petroleum and United Meridian Corp. Due to activities such as reorganizations and mergers, additions and deletions were made to the group from time to time. Goldman Sachs & Co. has discontinued its past practice of selecting this group.

BENEFIT PLANS

     The Company maintains a 401(k) savings plan and a retirement income plan. In addition, the Company has entered into employment agreements with certain officers and key employees and maintains a severance program for all full-time salaried employees. These plans and agreements are briefly described below.

     SAVINGS PLAN. The Company has adopted the Santa Fe Energy Resources Retirement and Savings Plan, which became operative and was restated and renamed the Santa Fe Energy Resources Savings Investment Plan, effective November 1, 1990 (the "Savings Investment Plan"). The Savings Investment Plan offers eligible employees an opportunity to make long-term investments on a regular basis through salary contributions, which are supplemented by matching employer contributions. Substantially all salaried employees are eligible to participate on the first day of the month after their date of hire. The Company will match up to 4% of an employee's compensation and the employee's contribution could not exceed $9,500 in 1996. The limit amount is indexed each year to reflect cost-of-living increases.

     In addition to the employer match described above, at the end of each fiscal year, the Company's performance is evaluated using the same performance measures used in the ICP Plan. If the performance meets or exceeds the goals for that year, participants will receive up to another fifty cents on each regular matching dollar contributed by the Company. The regular employer matching contributions as well as the performance match are made in the Company's common stock. The goals were 100 percent met in 1996 and a performance match was made in March 1997.

     The Savings Investment Plan is intended to qualify as a Section 401(k) cash or deferred compensation arrangement whereby an employee's contributions and the employer's matching contributions are not subject to federal income taxes at the time of the contribution to the Savings Investment Plan, and the Savings Investment Plan is subject to the restrictions imposed by the Code. Investment alternatives to which contributions may be allocated by the participants include a fixed income fund, an equities fund, a balanced fund, a growth equity fund and a fund which is invested in the Company's common stock.

     The Company also maintains a supplemental deferred compensation arrangement whereby employees earning in excess of $95,000 per year are allowed to defer all or a portion of their salary until any future year or retirement. These amounts are not matched by the Company. Employees earning in excess of $160,000 per year may also defer up to 4 percent of such excess and the amount will be matched by the Company. The amount contributed is also subject to the performance match described above in the Savings Investment Plan. All amounts are contributed in cash and earn interest at the rate paid on the fixed income fund of the Savings Investment Plan.

     RETIREMENT PLANS. The Company has adopted the Santa Fe Energy Resources Retirement Income Plan, a qualified defined benefit plan for substantially all salaried employees (the "Retirement Plan"), and the Santa Fe Energy Resources Supplemental Retirement Plan (the "Nonqualified Plan"). The Nonqualified Plan will pay benefits to Retirement Plan participants where the Retirement Plan formula produces a benefit to members in excess of limits imposed by ERISA and applicable government regulations. It also includes amounts deferred under the Santa Fe Energy Resources, Inc. Deferred Compensation Plan as pensionable compensation. Benefits which have accrued to the Corporation's participants under the Santa Fe Pacific Retirement Plan ("SFP Retirement Plan") are protected under the Retirement Plan. Total approximate benefits under both the Retirement Plan and supplemental plan are shown below for selected compensation levels and years of service. As of December 31, 1996, Payne, Whaling, Bridwell, Boyt, and Rosinski were credited with 14.8, 2.0, 22.8, 13.2 and 4.3 years of service under the plans, respectively.

PENSION PLAN TABLE

  AVERAGE                             YEARS OF SERVICE
   YEARLY      ---------------------------------------------------------------
COMPENSATION       15           20           25           30           35
------------   -----------  -----------  -----------  -----------  -----------
  $125,000     $    22,000  $    29,000  $    36,000  $    54,000  $    63,000
  $150,000     $    26,000  $    35,000  $    44,000  $    66,000  $    77,000
  $175,000     $    31,000  $    41,000  $    52,000  $    77,000  $    90,000
  $200,000     $    36,000  $    48,000  $    59,000  $    89,000  $   104,000
  $225,000     $    40,000  $    54,000  $    67,000  $   101,000  $   118,000
  $250,000     $    45,000  $    60,000  $    75,000  $   112,000  $   131,000
  $300,000     $    54,000  $    72,000  $    90,000  $   136,000  $   158,000
  $400,000     $    73,000  $    97,000  $   121,000  $   182,000  $   212,000
  $450,000     $    82,000  $   110,000  $   137,000  $   205,000  $   240,000
  $500,000     $    91,000  $   122,000  $   152,000  $   229,000  $   267,000
  $600,000     $   110,000  $   147,000  $   183,000  $   275,000  $   321,000
  $650,000     $   119,000  $   159,000  $   199,000  $   298,000  $   348,000

     Benefit figures shown are amounts payable based on a straight life annuity assuming retirement by the participant at age 62 in 1996 without a joint survivorship provision. The benefits listed in the above table are not subject to any deduction for social security or other offset amounts.

     Benefits under the plans are computed based on a participant's total compensation during this period of covered employment, for the 60 consecutive months during the ten-year period immediately prior to the termination of his covered employment for which his total compensation is the highest, divided by
60. If a participant has not received compensation for 60 consecutive months during such ten-year period, his compensation shall equal the total of his compensation for the longest period of consecutive months during such ten-year period divided by the total number of months of compensation so considered.

     Compensation recognized under the plans is the total basic compensation, including any elective salary deferral amounts excluded from income pursuant to
Section 125 or 402 of the code, plus overtime, shift differentials and bonuses (whether cash or stock) paid pursuant to recurring bonus programs, including compensation deferred under the Santa Fe Energy Resources, Inc. Deferred Compensation Plan, but excluding any special or extraordinary bonuses and any other items of compensation. A participant's basic compensation is the regular rate of pay specified for his position and does not include automobile allowances, imputed income under any group term life insurance program, moving expense or other reimbursements, fringe benefits, or similar items.

     The pension compensation therefore differs from the compensation listed in the Summary Compensation Table in several respects. Pension compensation is based on average compensation as explained above. It does not include restricted stock awards, stock options, and other compensation in the "All Other Compensation" column (i.e., employer matching contributions to the Savings Investment Plan and the performance match). It also does not include special or extraordinary bonuses.

     The pension compensation of officers whose pension compensation differs from the compensation contained in the Summary Compensation Table is listed below:

                                     PENSION COMPENSATION
                NAME                 (FINAL AVERAGE PAY)
---------------------------------------------------------
James L. Payne.......................       $662,206
R. Graham Whaling....................       $302,058
Jerry L. Bridwell....................       $313,165
Hugh L. Boyt.........................       $293,705
Michael J. Rosinski..................       $305,591

     EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements ("Employment Agreements") covering 11 employees of the Company (including each of the individuals named in the Cash Compensation Table except Messrs. Whaling and Rosinski. Mr. Whaling has entered into an employment agreement with Monterey Resources similar to Mr. Payne's Employment Agreement. Mr. Rosinski's employment with the Company terminated on December 31, 1996.) The Employment Agreements, which replaced similar agreements with several of these employees originally entered into in 1990, are intended to encourage such employees to remain in the employ of the Company. The initial term of each Employment Agreement, with the exception of Messrs. Payne's and Whaling's expires on December 31, 1998; however, beginning January 1, 1998 and on each January thereafter the term of the Employment Agreements will automatically be extended for additional one-year periods, unless by September 30 of the preceding year the Company gives notice that the Employment Agreements will not be so extended. The term of each Employment Agreement, with the exception of Messrs. Payne's and Whaling's is automatically extended for a period of two years following a Change in Control (as defined herein). Messrs. Payne's and Whaling's Employment Agreement have an initial term which expires on December 31, 1999, are automatically extended for one-year periods beginning January 1, 1999 and are automatically extended for a three-year period following a Change in Control.

     In the event following a Change in Control employment is terminated by the employee for "Good Reason" or the employee is involuntarily terminated by the Company other than for "Cause" (as those terms are defined in the Employment Agreements), or if during the six months preceding a Change in Control, the employee's employment is terminated by the employee for Good Reason or by the Company other than for Cause, and such termination is demonstrated to be connected with the Change in Control, the Employment Agreements provide for payment of certain amounts to the employee based on the employee's salary and bonus under the Company's Incentive Compensation Plan; payout of non-vested restricted stock, phantom units, stock options, if any, and continuation of certain insurance benefits on a tax neutral basis for the Company employees for a period of up to 24 months (36 months in the case of Messrs. Payne and Whaling). The payments and benefits are payable pursuant to the Employment Agreements only to the extent they are not paid out under the terms of any other plan of the Company. The payments and benefits provided by the Employment Agreements for all individuals except Messrs. Payne and Whaling may be further limited by the Parachute Payment Limit described in the discussion of the Company's Stock Plan below. In the event Messrs. Payne's or Whaling's payments would exceed the Parachute Payment Limit, they will be made "whole" on a net after-tax basis for any excise tax incurred. Without giving effect to such limitation, the estimated value of the payments and benefits that Messrs. Payne, Whaling, Boyt and Bridwell and all executive officers as a group would be entitled to receive if any qualifying termination occurred on February 1, 1997 would be $2,694,711, $1,300,000, $743,326, $734,492 and $6,319,817,
respectively.

     SEVERANCE PROGRAM. The Company has adopted a Severance Program for all full-time, salaried employees who are terminated by the Company or terminated or constructively terminated by an acquiring company, other than for Cause (as defined in the Severance Program). However, following a Change in Control (defined substantially the same as in the Stock Compensation Plan), an executive officer or key employee who has entered into an Employment Agreement is not eligible to receive duplicate benefits under the Employment Agreement and the Severance Program. As noted above, the merger of Adobe with the Company constituted a Change of Control. A participant in the Severance Program is generally entitled to an amount of up to one year's pay based upon a participant's age, length of service and highest rate of base salary in effect during the 24-month period preceding his termination, provided that the aggregate of such payment does not exceed two times the participant's actual salary for the 12-month period preceding the date of termination. In addition, a participant is entitled to continuation of health and life insurance benefits for up to a period of two years.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

                                                                            PAGE
1. Financial Statements:
   Report of Independent Accountants .....................................    63

   Consolidated Statement of Operations
   for the years ended December
   31, 1996, 1995 and 1994 ...............................................    64

   Consolidated Balance Sheet -- December 31,
   1996 and 1995 .........................................................    65

   Consolidated Statement of Cash Flows
   for the years ended December 31, 1996,
   1995 and 1994 .........................................................    66

   Consolidated Statement of Shareholders'
   Equity for the years ended December 31,
   1996, 1995 and 1994 ...................................................    67

   Notes to Consolidated Financial Statements ............................    68

2. Financial Statement Schedules:

   Schedule VIII -- Valuation and Qualifying
   Accounts ..............................................................   100

               All other schedules have been omitted
               because they are not applicable or the
               required information is presented in the financial statements or the notes to financial statements.

3.  Exhibits:

    See Index of Exhibits on page 101 for a description of the exhibits filed as a part of this report.

     (b)  Reports on Form 8-K

                              DATE                               ITEM
                       -----------------                         ----
                       February 28, 1997                           5

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Santa Fe Energy Resources, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 62 present fairly, in all material respects, the financial position of Santa Fe Energy Resources, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
February 21, 1997

                        SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Revenues
     Sales of crude oil and liquids
       produced......................  $   455.4  $   352.4  $   305.2
     Sales of natural gas produced...      105.8       77.1       83.4
     Sales of crude oil purchased....       21.1        6.7       11.9
     Other...........................        1.0       13.2        3.7
                                       ---------  ---------  ---------
                                           583.3      449.4      404.2
                                       ---------  ---------  ---------
Costs and Expenses
     Production and operating........      188.4      155.8      151.1
     Cost of crude oil purchased.....       20.8        6.5       11.7
     Exploration, including dry hole
       costs.........................       34.5       23.4       20.4
     Depletion, depreciation and
       amortization..................      148.2      133.2      121.3
     Impairment of oil and gas
       properties....................       57.4       30.2       --
     General and administrative......       30.1       26.9       27.3
     Taxes (other than income).......       26.5       19.2       25.8
     Restructuring charges...........        --         --         7.0
     Loss (gain) on disposition of
       assets........................      (12.1)       0.3       (8.6)
                                       ---------  ---------  ---------
                                           493.8      395.5      356.0
                                       ---------  ---------  ---------
Income from Operations...............       89.5       53.9       48.2
     Interest income.................        1.9       10.7        2.8
     Interest expense................      (37.6)     (32.5)     (27.5)
     Interest capitalized............        5.2        5.8        3.6
     Other income (expense)..........       (1.0)      (1.6)      (4.0)
                                       ---------  ---------  ---------
Income Before Income Taxes, Minority
  Interest and Extraordinary Items...       58.0       36.3       23.1
     Income taxes....................      (14.3)      (9.7)      (6.0)
                                       ---------  ---------  ---------
Income Before Minority Interest and
  Extraordinary Items................       43.7       26.6       17.1
     Minority Interest in Monterey
       Resources, Inc................       (1.3)      --         --
                                       ---------  ---------  ---------
Income Before Extraordinary Items....       42.4       26.6       17.1
     Extraordinary item -- debt
     extinguishment costs............       (6.0)      --         --
                                       ---------  ---------  ---------
Net Income...........................       36.4       26.6       17.1
     Preferred dividend
       requirement...................      (13.5)     (14.8)     (11.7)
     Convertible preferred repurchase
       premium.......................      (33.7)      --         --
                                       ---------  ---------  ---------
Earnings (Loss) Attributable to
  Common Shares......................  $   (10.8) $    11.8  $     5.4
                                       =========  =========  =========
Earnings (Loss) Attributable to
  Common Shares Per Share
     Earnings (loss) before
       extraordinary items...........  $   (0.05) $    0.13  $    0.06
     Extraordinary items -- debt
       extinguishment costs..........      (0.07)      --         --
                                       ---------  ---------  ---------
     Earnings (loss) to common
       shares........................  $   (0.12) $    0.13  $    0.06
                                       =========  =========  =========
Weighted Average Number of Common
  Shares Outstanding
  (in millions)......................       90.6       90.2       89.9
                                       =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                             DECEMBER 31,
                                       ------------------------
                                          1996         1995
                                       -----------  -----------
               ASSETS
Current Assets
     Cash and cash equivalents.......  $      14.6  $      42.6
     Accounts receivable.............        109.1         89.0
     Inventories.....................         13.6         10.5
     Other current assets............         35.2         17.2
                                       -----------  -----------
                                             172.5        159.3
                                       -----------  -----------
Properties and Equipment, at cost
     Oil and gas (on the basis of
       successful efforts
       accounting)...................      2,539.8      2,336.3
     Other...........................         34.4         35.6
                                       -----------  -----------
                                           2,574.2      2,371.9
     Accumulated depletion,
       depreciation, amortization and
       impairment....................     (1,664.4)    (1,482.4)
                                       -----------  -----------
                                             909.8        889.5
                                       -----------  -----------
Other Assets
     Receivable under gas balancing
       arrangements..................          4.5          5.8
     Other...........................         33.2         10.2
                                       -----------  -----------
                                              37.7         16.0
                                       -----------  -----------
                                       $   1,120.0  $   1,064.8
                                       ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable................  $     115.4  $      73.1
     Income taxes payable............         21.4          3.0
     Interest payable................          6.0          7.9
     Other current liabilities.......         36.6         25.6
                                       -----------  -----------
                                             179.4        109.6
                                       -----------  -----------
Long-Term Debt.......................        278.5        344.4
                                       -----------  -----------
Deferred Revenues....................          4.0          4.9
                                       -----------  -----------
Other Long-Term Obligations..........         27.5         24.2
                                       -----------  -----------
Deferred Income Taxes................         53.8         64.0
                                       -----------  -----------
Minority Interest in Monterey
  Resources, Inc.....................         30.3         --
                                       -----------  -----------
Commitments and Contingencies (Note
  14)................................         --           --
                                       -----------  -----------
Convertible Preferred Stock, 7%
  Series, $0.01 par value, 5.0
  million shares authorized and
  issued; 1.2 million and 5.0 million
  outstanding
  at December 31, 1996 and 1995,
  respectively.......................         19.7         80.0
                                       -----------  -----------
Shareholders' Equity
     Preferred stock, $0.01 par
       value, 38.1 million shares
       authorized, none issued.......         --           --
     $.732 Series A preferred stock,
       $0.01 par value, 10.7 million
       shares authorized, issued and
       outstanding...................         91.4         91.4
     Common stock, $0.01 par value,
       200.0 million shares
       authorized....................          0.9          0.9
     Paid-in capital.................        601.3        501.4
     Accumulated deficit.............       (166.5)      (155.7)
     Foreign currency translation
       adjustment....................         (0.3)        (0.3)
                                       -----------  -----------
                                             526.8        437.7
                                       -----------  -----------
                                       $   1,120.0  $   1,064.8
                                       ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Operating Activities:
     Net income......................  $    36.4  $    26.6  $    17.1
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Depletion, depreciation and
            amortization.............      148.2      133.2      121.3
          Impairment of oil and gas
            properties...............       57.4       30.2         --
          Restructuring charges......         --         --        1.0
          Deferred income taxes......      (11.2)       7.7       11.3
          Loss (gain) on disposition
            of assets................      (12.1)       0.3       (8.6)
          Exploratory dry hole
            costs....................       11.2        5.5        6.5
          Minority interest in
            Monterey Resources,
            Inc......................        1.3         --         --
          Equity in losses and
            adjustment to valuation
            of investment in Hadson
            Corporation..............         --         --        6.1
          Hadson Corporation
            preferred dividends
            received in-kind.........         --         --       (4.5)
          Other......................        6.7        2.4        3.0
     Changes in operating assets and
       liabilities:
          Decrease (increase) in
            accounts receivable......      (20.1)     (12.8)       1.3
          Decrease (increase) in
            inventories..............       (3.1)      (1.3)      (0.5)
          Increase (decrease) in
            accounts payable.........       20.0       (4.5)      (8.6)
          Increase (decrease) in
            interest payable.........       (1.9)      (0.6)      (1.7)
          Increase (decrease) in
            income taxes payable.....       18.4        1.5        0.2
          Net change in other assets
            and liabilities..........      (23.6)     (13.7)     (19.4)
                                       ---------  ---------  ---------
Net Cash Provided by Operating
  Activities.........................      227.6      174.5      124.5
                                       ---------  ---------  ---------
Investing Activities:
     Capital expenditures, including
       exploratory dry hole costs....     (185.7)    (189.4)    (136.6)
     Acquisitions of producing
       properties, net of related
       debt..........................      (37.8)     (33.8)      (2.2)
     Proceeds from sale of investment
       in Hadson Corporation.........         --       55.2     --
     Net proceeds from sales of
       properties....................       16.7        7.2       81.1
                                       ---------  ---------  ---------
Net Cash Used in Investing
  Activities.........................     (206.8)    (160.8)     (57.7)
                                       ---------  ---------  ---------
Financing Activities:
     Issuance of Monterey Resources,
       Inc. common stock.............      123.6         --         --
     Issuance of Santa Fe Energy
       Resources, Inc. common
       stock.........................        2.4         --         --
     Purchase of 7% Series
       convertible preferred stock...      (94.0)        --         --
     Principal payments on long-term
       borrowings....................      (70.0)     (10.0)    (144.7)
     Net change in revolving credit
       agreement.....................        4.0         --      (50.0)
     Issuance of 11% senior
       subordinated debentures.......         --         --       96.1
     Issuance of $.732 Series A
       convertible preferred stock...         --         --       91.4
     Cash dividends paid.............      (14.8)     (14.8)     (10.7)
                                       ---------  ---------  ---------
Net Cash Used in Financing
  Activities.........................      (48.8)     (24.8)     (17.9)
                                       ---------  ---------  ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents...................      (28.0)     (11.1)      48.9
Cash and Cash Equivalents at
  Beginning of Year..................       42.6       53.7        4.8
                                       ---------  ---------  ---------
Cash and Cash Equivalents at End of
  Year...............................  $    14.6  $    42.6  $    53.7
                                       =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (SHARES AND DOLLARS IN MILLIONS)

                                            $.732
                                          SERIES A
                                         CONVERTIBLE                                 UNAMORTIZED                  FOREIGN
                                       PREFERRED STOCK    COMMON STOCK               RESTRICTED                   CURRENCY
                                       ---------------   ---------------   PAID-IN      STOCK      ACCUMULATED   TRANSLATION
                                       SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL     AWARDS        DEFICIT     ADJUSTMENT
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1993.........   --      $--       89.8     $0.9    $ 496.9      $(0.1)       $(173.8)      $ (0.3)
  Issuance of common stock
     Employee stock compensation and
      savings plans..................   --       --        0.2     --          2.0      --            --            --
  Issuance of preferred stock........   10.7     91.4     --       --        --         --            --            --
  Amortization of restricted stock
    awards...........................   --       --       --       --        --           0.1         --            --
  Pension liability adjustment.......   --       --       --       --        --         --               0.9        --
  Foreign currency translation
    adjustments......................   --       --       --       --        --         --            --             (0.1)
  Net income.........................   --       --       --       --        --         --              17.1        --
  Dividends declared.................   --       --       --       --        --         --             (11.7)       --
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1994.........   10.7     91.4     90.0      0.9      498.9      --            (167.5)        (0.4)
  Issuance of common stock
     Employee stock compensation and
      savings plans..................   --       --        0.3     --          2.5      --            --            --
  Foreign currency translation
    adjustments......................   --       --       --       --        --         --            --              0.1
  Net income.........................   --       --       --       --        --         --              26.6        --
  Dividends declared.................   --       --       --       --        --         --             (14.8)       --
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1995.........   10.7     91.4     90.3      0.9      501.4      --            (155.7)        (0.3)
  Issuance of common stock
     Employee stock compensation and
      savings plans..................   --       --        0.7     --          6.4      --            --            --
  Issuance of Monterey Resources,
    Inc. common stock................   --       --       --       --         93.5      --            --            --
  Purchase of 7% Series convertible
    preferred stock..................   --       --       --       --        --         --             (33.7)       --
  Net income.........................   --       --       --       --        --         --              36.4        --
  Dividends declared.................   --       --       --       --        --         --             (13.5)       --
                                       ------   ------   ------   ------   -------   -----------   -----------   ----------
Balance at December 31, 1996.........   10.7    $91.4     91.0     $0.9    $ 601.3      $--          $(166.5)      $  0.3
                                       ======   ======   ======   ======   =======   ===========   ===========   ==========

                                           TOTAL
                                       SHAREHOLDERS'
                                           EQUITY
                                       --------------
Balance at December 31, 1993.........      $323.6
  Issuance of common stock
     Employee stock compensation and
      savings plans..................         2.0
  Issuance of preferred stock........        91.4
  Amortization of restricted stock
    awards...........................         0.1
  Pension liability adjustment.......         0.9
  Foreign currency transaction
    adjustments......................        (0.1)
  Net income.........................        17.1
  Dividends declared.................       (11.7)
                                       --------------
Balance at December 31, 1994.........       423.3
  Issuance of common stock
     Employee stock compensation and
      savings plans..................         2.5
  Foreign currency translation
    adjustments......................         0.1
  Net income.........................        26.6
  Dividends declared.................       (14.8)
                                       --------------
Balance at December 31, 1995.........       437.7
  Issuance of common stock
     Employee stock compensation and
      savings plans..................         6.4
  Issuance of Monterey Resources,
    Inc. common stock................        93.5
  Purchase of 7% Series convertible
    preferred stock..................       (33.7)
  Net income.........................        36.4
  Dividends declared.................       (13.5)
                                       --------------
Balance at December 31, 1996.........      $526.8
                                       ==============

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") and its subsidiaries include the accounts of all wholly owned subsidiaries and Monterey Resources, Inc. ("Monterey"). Prior to its initial public offering in November 1996, the Company owned 100% of the outstanding common stock of Monterey. At December 31, 1996, the Company owned 82.8% of the outstanding common stock of Monterey (See Note 2). References herein to the "Company" or "Santa Fe" relate to Santa Fe Energy Resources, Inc., individually or together with its consolidated subsidiaries.

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

     In the fourth quarter of 1995 the Company changed its impairment policy to conform to the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). In accordance with the provisions of FAS 121, proved properties are reviewed to determine if the carrying value of the property exceeds the expected undiscounted future net cash flows from the operation of the property. Based on this review and the continuing evaluation of development plans, production data, economics and other factors, as appropriate, the Company records impairment (additional depletion and depreciation) to the extent that the carrying value of the property exceeds the fair value of the property based on discounted future net cash flows. In accordance with its policy, the Company recorded impairments of $57.4 million in 1996 and $30.2 million in 1995. With respect to the impairments recorded in 1995, approximately $22.1 million was due to the adoption of FAS 121.

     The Company provides for future abandonment and site restoration costs with respect to certain of its oil and gas properties. The Company estimates that with respect to these properties such future costs total approximately $39.0 million and such amount is being accrued over the expected life of the properties. At December 31, 1996 and 1995 Accumulated Depletion, Depreciation, Amortization and Impairment includes $16.6 million and $15.5 million, respectively, with respect to such costs.

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

     Revenues from natural gas production are generally recorded using the entitlement method, net of royalties and net profits interests. Sales proceeds in excess of the Company's entitlement are included in Deferred Revenues and the Company's share of sales taken by others is included in Other Assets. At December 31, 1996 the Company's deferred revenues for sales proceeds received in excess of the Company's entitlement was $3.2 million with respect to 2.5 MMcf and the asset related to the Company's share of sales taken by others was $4.5 million with respect to 3.2 MMcf.

     The Company hedges a portion of its oil and gas sales. See Note 14 -- Commitments and Contingencies -- Oil and Gas Hedging.

     Revenues from sales of crude oil purchased relate to the sales of low viscosity crude oil purchased and blended with certain of the Company's high viscosity, low gravity crude oil production, either to facilitate pipeline transportation or to realize higher margins. The cost to purchase such crude oil is reflected as an expense.

  EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year.

  ACCOUNTS RECEIVABLE

     Accounts Receivable relates primarily to sales of oil and gas and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1996 and 1995 the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totalled $2.5 million and $2.0 million, respectively. Accounts receivable totalling $1.1 million and $3.8 million were written off as uncollectible in 1995 and 1994, respectively.

  INVENTORIES

     Inventories are valued at the lower of cost (average price or first-in, first-out) or market. Crude oil inventories at December 31, 1996 and 1995 were $4.5 million and $2.7 million, respectively, and materials and supplies inventories at such dates were $9.1 million and $7.8 million, respectively.

  ENVIRONMENTAL EXPENDITURES

     Environmental expenditures relating to current operations are expensed or capitalized, as appropriate, depending on whether such expenditures provide future economic benefits. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) undiscounted site-specific costs. Generally, such recognition coincides with the Company's commitment to a formal plan of action.

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

(2) MONTEREY RESOURCES, INC.

     In 1996 Santa Fe formed Monterey to assume the operations of the Company's Western Division (the "Western Division") which conducted the Company's oil and gas operations in the State of California. In November 1996, prior to the initial public offering (the "IPO") discussed below, pursuant to a contribution and conveyance agreement (the "Contribution Agreement"), among other things: (i) Santa Fe contributed to Monterey substantially all of the assets and properties of the Western Division, subject to the retention by Santa Fe of a production payment, as defined below, and certain other assets; (ii) Santa Fe retained a $30.0 million production payment (the "Production
Payment") with respect to certain properties in the Midway-Sunset field; (iii) Monterey assumed all obligations and liabilities of Santa Fe associated with or allocated to the assets and properties of the Western Division, including $245.0 million of indebtedness in respect of Santa Fe's 10.23% Series E Notes due 1997, 10.27% Series F Notes due 1998 and 10.61% Series G Notes due 2005 (the "Series
E Notes", "Series F Notes" and "Series G Notes", respectively) and (iv)
Monterey agreed to purchase from Santa Fe an $8.3 million promissory note receivable related to the sale to a third party of certain surface acreage located in Orange County, California. Also prior to the IPO, Monterey and Santa Fe entered into a $75.0 million revolving credit facility with a group of banks (the "Monterey Credit Facility") and borrowed $16.0 million which was retained by Santa Fe.

     In November 1996 Monterey sold 9,335,000 shares of its common stock for total consideration of $123.6 million (after deducting underwriting discounts of $9.1 million and other related costs of $2.6 million). The proceeds from the IPO were used in part to (i) repay the Series E Notes and Series F Notes ($70.0 million) and pay a prepayment penalty thereon of $2.5 million; (ii) retire the Production Payment ($30.0 million); (iii) repay the $16.0 million outstanding under the Monterey Credit Facility; and (iv) pay a $2.0 million fee with respect to a supplement to the indenture relating to Santa Fe's 11% Senior Subordinated Debentures due 2004. Subsequent to the IPO, Monterey issued $175.0 million in aggregate principal amount of 10.61% Senior Notes due 2005 (the "Monterey
Senior Notes") to holders of the Series G Notes in exchange for the cancellation of such notes and paid a $1.3 million consent fee in connection therewith.

     The costs and expenses related to the retirement of Santa Fe's outstanding debt, as discussed above, and approximately $3.4 million of deferred debt issue costs and related transaction costs are reflected in the Statement of Operations as an extraordinary item, net of $3.2 million in income taxes.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1996, Santa Fe owned 82.8% of the Monterey's outstanding common stock. Santa Fe has announced that it intends to distribute pro rata to its common shareholders all of the shares of Monterey's common stock that it owns by means of a tax-free distribution (the "Proposed Spin Off"). Santa Fe's final determination to proceed will require a declaration of the Proposed Spin Off by Santa Fe's Board of Directors. Such declaration is not expected to be made until certain conditions, many of which are beyond the control of Santa Fe, are satisfied, including: (i) receipt by Santa Fe of a ruling from the Internal Revenue Service as to the tax-free nature of the Proposed Spin Off; (ii) approval of the Proposed Spin Off by Santa Fe's shareholders; and (iii) the absence of any future change in market or economic conditions (including developments in the capital markets) or Santa Fe's or Monterey's business and financial condition that causes Santa Fe's Board to conclude that the Proposed Spin Off is not in the best interests of Santa Fe's shareholders. The Company does not expect the Proposed Spin Off to occur prior to July 1997.

     Pursuant to the terms of a letter agreement dated as of June 13, 1996, a fee will be payable by Monterey to Chase Securities Inc. and Petrie Parkman & Co., Inc. upon consummation of the Proposed Spin Off. The total amount of such fee is equal to the product of (a) the sum of the market value of the shares of Monterey distributed in the Proposed Spin Off (based upon the average closing price of Monterey's common stock during the ten trading days after the Proposed Spin Off) PLUS the aggregate principal amount of long-term indebtedness assumed by Monterey in connection with the Proposed Spin Off (which totalled $175.0 million) TIMES (b) 0.5%, LESS $1.0 million. If the market value of the Monterey common stock distributed is $16.00 per share, the Company estimates the total fee payable would be approximately $3.5 million, of which $1.75 million would be payable to each of Chase Securities and Petrie Parkman. In addition, a fee of $400,000 will be payable to GKH Partners, L.P., of which $200,000 will be payable by each the Company and Monterey. Certain of the Company's directors are associated with Chase Securities and GKH Partners.

     Monterey has agreed to indemnify the Company if at any time during the one-year period after the consummation of the Proposed Spin Off (or if certain tax legislation is enacted and is applicable, such longer period as is required for the Proposed Spin Off to be tax free to Santa Fe) Monterey takes certain actions the effects of which result in the Proposed Spin Off being taxable to Santa Fe.

     Santa Fe provides various administrative and financial services to Monterey, including administration of certain employee benefits plans, access to telecommunications, corporate legal assistance and certain other corporate staff and support services. Santa Fe and Monterey have entered into a Services Agreement, terminable by either party on thirty day's notice, under which Monterey pays a fee of $120,000 per month for such services until such time as Monterey assumes full responsibility during 1997 for each of the services covered by the agreement. During 1996 Santa Fe charged Monterey $240,000 under the terms of the Services Agreement.

     Certain Monterey employees are participants in Santa Fe's employee benefit and pension plans. Subsequent to the IPO Santa Fe charged Monterey $0.2 million in connection with Monterey employees' participation in such plans.

(3) CORPORATE RESTRUCTURING PROGRAM

     In 1993 the Company adopted a corporate restructuring program which included, among other things, a cost reduction program which consisted of a reduction in the Company's salaried work force, an improvement in the efficiency of information systems and a reduction in other general and administration and production and operating costs. The Company's income from operations for 1994 includes restructuring charges of $7.0 million, comprised of severance, benefits and relocation expenses associated with the cost reduction program.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  INVESTMENT IN HADSON CORPORATION

     In December 1993 the Company completed a transaction with Hadson Corporation ("Hadson") under the terms of which the Company sold the common stock of Adobe Gas Pipeline Company ("AGPC"), a wholly-owned subsidiary which held the Company's natural gas gathering and processing assets, to Hadson in exchange for Hadson 11.25% preferred stock with a face value of $52.0 million and 40% of Hadson's common stock. The Company accounted for the sale as a non-monetary transaction and the investment in Hadson was valued at $56.2 million, the carrying value of the Company's investment in AGPC. The Company's investment in Hadson was accounted for on the equity basis.

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

     In 1995 the Company sold its holdings in Hadson for $55.2 million. Other Income (Expense) for 1995 includes a $1.8 million charge with respect to the Company's loss on the sale. Subsequent to the sale Hadson's name was changed to LG&E Natural Marketing Inc. ("LG&E").

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

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional royalty payments to the extent that it needs such payments to distribute $0.40 per Depository Unit per quarter. The source of such additional royalty payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such additional payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) will be limited to $20.0 million on a revolving basis. Through December 31, 1996 the Company had made additional royalty payments, net of recoupments, totalling $1.2 million.

     At December 31, 1996 and 1995, Accounts Payable included $3.1 million and $2.6 million, respectively, due to the Trust.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  CASH FLOWS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     In December 1996 the Company sold the surface rights to approximately 116 surface acres in Orange County, California for total consideration of $24.2 million and recognized a $12.3 million gain. The Company received $15.9 million in cash and an $8.3 million note which was purchased by Monterey for cash.

     In November 1993 the Company completed the sale of certain southern California and Gulf Coast producing properties for net proceeds totalling $42.0 million in cash, $10.5 million of which was collected in 1994.

     In April 1994 the Company completed the sale of certain Mid-Continent and Rocky Mountain producing and nonproducing oil and gas properties for net proceeds totalling $46.7 million. The Company's income from operations for 1994 includes $2.2 million attributable to the assets sold. In the first quarter of 1994 the Company sold its interest in certain oil and gas properties, in which it had no remaining basis, for $8.3 million.

     The Company made interest payments of $38.6 million, $37.6 million and $47.9 million in 1996, 1995 and 1994, respectively. In 1996, 1995 and 1994, the
Company made tax payments of $2.0 million, $1.6 million and $1.8 million, respectively, and in 1996 and 1995 received tax refunds of $11.2 million and $1.3 million, respectively, primarily related to the audit of prior years' returns.

(7)  INCOME TAXES

     In December 1990 SFP distributed all of the shares of the Company it held to its shareholders (the "SFP Spin Off"). Through the date of the SFP Spin Off the taxable income or loss of the Company was included in the consolidated federal income tax return filed by SFP. The consolidated federal income tax returns of SFP have been examined through 1990 and all years prior to 1986 are closed. Issues relating to the open years are being contested through various stages of administrative appeal. The Company, in conjunction with the SFP Spin Off, agreed to indemnify SFP should the transaction be determined to be taxable to SFP because of the Company's actions. The Company does not believe it has taken any action that would have such an effect. Accounts Receivable at December 31, 1995 included $12.0 million with respect to a refund related to the audit of the years 1981 through 1985 which was collected in 1996. The Company has filed separate consolidated federal income tax returns for periods subsequent to the SFP Spin Off. The consolidated returns of the Company through 1991 have been audited and are closed.

     During 1989, the Company received a notice of deficiency for certain state franchise tax returns filed for the years 1978 through 1983 as part of the consolidated tax returns of SFP. The matter was contested by the Company and favorably resolved in 1994. The years 1984 through 1986 have been audited and no significant Company issues were raised. The years 1987 through 1992 are currently being audited.

     With the Merger of Adobe the Company succeeded to a net operating loss carryforward that is subject to Internal Revenue Code Section 382 limitations which annually limit taxable income that can be offset by such losses. Certain changes in the Company's shareholders in 1995 resulted in a second Section 382 limitation, the imposition of which is not expected to result in a limitation of the Company's ability to use its net operating losses. Losses carrying forward of $71.4 million will expire beginning in 2004.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total pretax income for the years ended December 31, 1996, 1995 and 1994 was taxed under the following jurisdictions (in millions of dollars):

                                         1996           1995           1994
                                       ---------      ---------      ---------
Domestic.............................       46.4           40.5           22.0
Foreign..............................        2.4           (4.2)           1.1
                                       ---------      ---------      ---------
                                            48.8           36.3           23.1
                                       =========      =========      =========

     The Company's total income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 consisted of (in millions of dollars):

                                         1996           1995           1994
                                       ---------      ---------      ---------
Current
     U.S. federal....................       13.6            1.5           (3.5)
     State...........................        5.1           (2.1)          (3.2)
     Foreign.........................        3.6            2.6            1.4
                                       ---------      ---------      ---------
                                            22.3(a)         2.0           (5.3)
                                       ---------      ---------      ---------
Deferred
     U.S. federal....................        4.7           13.3            8.6
     State...........................        1.3           (0.6)           2.4
     Foreign.........................      (17.2)(b)       (5.0)           0.3
                                       ---------      ---------      ---------
                                           (11.2)           7.7           11.3
                                       ---------      ---------      ---------
                                            11.1(a)         9.7           6.0
                                       =========      =========      =========

------------

(a) Includes $3.2 million income tax benefit which is reflected in extraordinary item - debt extinguishment costs (see Note 2).

(b) Includes benefit of $8.3 million related to certain prior period foreign expenditures.

     The Company's deferred income tax liabilities (assets) at December 31, 1996 and 1995 are composed of the following differences between financial and tax reporting (in millions of dollars):

                                         1996           1995
                                       ---------      ---------
Capitalized costs and write-offs.....       99.9          138.5
State deferred liability.............       10.5            7.6
Foreign deferred liability...........       (8.1)           9.1
                                       ---------      ---------
Gross deferred liabilities...........      102.3          155.2
                                       ---------      ---------
Accruals not currently deductible for
  tax purposes.......................       (0.7)         (16.7)
Alternative minimum tax
  carryforwards......................      (13.6)         (12.7)
Net operating loss carryforwards.....      (25.0)         (54.7)
Other................................       (9.2)          (7.1)
                                       ---------      ---------
Gross deferred assets................      (48.5)         (91.2)
                                       ---------      ---------
Deferred tax liability...............       53.8           64.0
                                       =========      =========

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the Company's total U.S. income tax expense computed by applying the statutory U.S. federal income tax rate to the Company's total income (loss) before income taxes for the years ended December 31, 1996, 1995 and 1994 is presented in the following table (in millions of dollars):

                                         1996           1995           1994
                                       ---------      ---------      ---------
U.S. federal income taxes at
  statutory rate.....................       17.1           12.7            8.1
Increase (reduction) resulting from:
  State income taxes, net of federal
     effect..........................        4.3            0.6            0.9
  Foreign income taxes in excess of
     (less than) U.S. rate...........      (14.4)          (0.9)           1.4
  U.S. tax on foreign reinvested
     earnings........................        2.8            0.8            1.2
  Benefit of tax losses..............       (1.8)          (0.3)          (4.3)
  Prior period adjustments...........        1.7           (2.7)          (1.6)
  Other..............................        1.4           (0.5)           0.3
                                       ---------      ---------      ---------
                                            11.1        9.7                6.0
                                       =========      =========      =========

(8)  FINANCING AND DEBT

     Long-term debt at December 31, 1996 and 1995 consisted of (in millions of dollars):

                                                DECEMBER 31,
                                --------------------------------------------
                                        1996                    1995
                                --------------------    --------------------
                                CURRENT    LONG-TERM    CURRENT    LONG-TERM
                                -------    ---------    -------    ---------
Santa Fe
  Senior Notes.................   --         --           --         245.0
  11% Senior Subordinated
     Debentures................   --          99.5        --          99.4
  Short-term lines of credit...   --           4.0        --         --
                                -------    ---------    -------    ---------
                                  --         103.5        --         344.4
Monterey
  Senior Notes.................   --         175.0        --         --
                                -------    ---------    -------    ---------
                                  --         278.5        --         344.4
                                =======    =========    =======    =========

     Aggregate total maturities of long-term debt during the next five years are as follows: 1997 -- none; 1998 -- none; 1999 -- $25.0 million; 2000 -- $25.0 million; and 2001 -- $29.0 million.

     Effective November 13, 1996 Santa Fe entered into a revolving credit agreement (the "Santa Fe Credit Agreement") which matures November 13, 2001.
The Santa Fe Credit Agreement permits the Company to obtain revolving credit loans and issue letters of credit up to an aggregate amount of $150.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $30.0 million. Borrowings under the Santa Fe Credit Agreement are unsecured and interest rates are tied to the bank's prime rate or eurodollar offering rate, at the option of the Company. At December 31, 1996, no loans or letters of credit were outstanding under the terms of the Santa Fe Credit Agreement.

     Effective November 13, 1996 Monterey entered into the Monterey Credit Agreement which matures November 13, 2000. The Monterey Credit Agreement permits Monterey to obtain revolving credit loans and issue letters of credit up to an aggregate amount of up to $75.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $15.0 million. Borrowings under the Monterey Credit Agreement are unsecured and interest rates are tied to the bank's prime rate

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) or eurodollar offering rate, at the option of Monterey. At December 31, 1996, no loans or letters of credit were outstanding under the terms of the Monterey Credit Agreement.

     In November 1996 Monterey issued the Monterey Senior Notes which were exchanged for $175.0 million of senior notes previously issued by Santa Fe. The Monterey Senior Notes bear interest at 10.61% per annum and mature in 2005. Monterey is required to repay $25.0 million of the principal amount each year from 1999 through 2005.

     In a public offering in May 1994 the Company issued $100.0 million of 11% Senior Subordinated Debentures due 2004 (the "Debentures"). The Debentures were issued for 99.266% of face value and the Company received proceeds of $96.1 million, after deducting related costs and expenses of $3.2 million. The Debentures, which mature May 15, 2004, are not redeemable prior to May 15, 1999 and may be redeemed after such date at the option of the Company at prices set forth in the indenture for the Debentures. Under certain circumstances, the Company may be required to redeem the Debentures for 101% of the principal amount. The Debentures are general unsecured subordinated obligations of the Company. The Company used the proceeds from the issuance of the Debentures, together with a portion of the proceeds from the issuance of the Series A Preferred (see Note 11), to retire $132.3 million of its then outstanding long-term debt.

     In the first quarter of 1995 the Company retired the $10.0 million balance of a loan from an Argentine bank. The loan, which related to the Company's purchase of an interest in a producing oil field in Argentina in 1991, bore interest at 13% at the time it was retired.

     Santa Fe has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Santa Fe Credit Agreement. At December 31, 1996 $4.0 million was outstanding under these lines of credit. The amount outstanding at December 31, 1996 is classified as long-term since the Santa Fe Credit Agreement is available to refinance such amount on a long-term basis.

     At December 31, 1996 the Company had outstanding letters of credit totalling $6.0 million, $2.3 million of which relate to the operations of Monterey.

     Certain of the credit agreements and the indenture for the Debentures include covenants that restrict Santa Fe and Monterey's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at December 31, 1996 Santa Fe could incur up to $417.7 million of additional indebtedness and pay dividends of up to $36.8 million on its aggregate capital stock (including its common stock, 7% Convertible Preferred Stock and Series A Preferred). At December 31, 1996, under the most restrictive of these covenants, Monterey could incur up to $253.4 million of additional indebtedness and pay dividends of $61.7 million on its common stock. Monterey is prohibited from paying more than $31.0 million in dividends to Santa Fe in any fiscal year prior to the consummation of the Proposed Spin Off.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SEGMENT INFORMATION

     The principal business of the Company consists of the acquisition, exploration and development of oil and gas properties and the production and sale of crude oil and liquids and natural gas. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in millions of dollars):

                                                      OIL AND GAS
                                       ------------------------------------------
                                                                           OTHER     GENERAL
                                         U.S.     ARGENTINA   INDONESIA   FOREIGN   CORPORATE     TOTAL
                                       ---------  ---------   ---------   -------   ---------   ---------
1996
  Revenues...........................      517.9     35.8        29.6       --        --            583.3
  Income (Loss) from Operations......      126.0     17.6       (11.3)     (17.4)     (25.4)         89.5
  Depletion, Depreciation,
     Amortization and Impairment.....      164.9      7.9        24.6        5.0        3.2         205.6
  Additions to Property and
     Equipment.......................      190.0     20.2        15.3        9.4       10.8         245.7
  Identifiable Assets at December
     31..............................      854.7     87.3        72.6        6.2       99.2       1,120.0
1995
  Revenues...........................      398.6     19.2        31.6       --        --            449.4
  Income (Loss) from Operations......       87.9      3.6         0.8       (6.5)     (31.9)         53.9
  Depletion, Depreciation,
     Amortization and Impairment.....      143.3      7.0        10.0        0.5        2.6         163.4
  Additions to Property and
     Equipment.......................      175.4     14.4        16.7        3.8        6.5         216.8
  Identifiable Assets at December
     31..............................      806.7     73.0        84.8        9.5       90.8       1,064.8
1994
  Revenues...........................      359.5     12.9        31.8       --        --            404.2
  Income (Loss) from Operations......       88.9      3.1         6.1      (10.3)     (39.6)         48.2
  Depletion, Depreciation,
     Amortization and Impairment.....       99.9      3.8         9.7        6.3        1.6         121.3
  Additions to Property and
     Equipment.......................       98.2     13.6        16.3        4.4        5.4         137.9
  Identifiable Assets at December
     31..............................      817.6     57.8       103.1        6.5       86.4       1,071.4

     Crude oil and liquids and natural gas accounted for more than 93% of revenues in 1996, 1995 and 1994. The following table (which with respect to certain properties includes royalty and working interest owners' share of production) reflects sales to crude oil purchasers who accounted for more than 10% of the Company's crude oil and liquids revenues (in millions of dollars):

                                          YEAR ENDED DECEMBER 31,
                                          ------------------------
                                          1996     1995       1994
                                          -----    -----      ----
Celeron Corporation..................      66.7     62.1      58.7
Coastal States Trading, Inc..........      56.4      (a)       (a)
Shell Oil Company....................     105.7    100.4      94.5

------------

     (a) Sales represented less than 10% of crude oil and liquids revenues.

     In 1996, 1995 and 1994 the only purchaser of the Company's natural gas to account for more than 10% of natural gas revenues was LG&E (see Note 4 with respect to the Company's gas sales contract with LG&E).

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10)  CONVERTIBLE PREFERRED STOCK, 7% SERIES

     The Company's Convertible Preferred Stock, 7% Series, which was issued in connection with the Company's merger with Adobe Resources Corporation
("Adobe") in 1992, is non-voting and entitled to receive cumulative cash dividends at an annual rate equivalent to $1.40 per share. The holders of the convertible preferred shares may, at their option, convert any or all such shares into 1.3913 shares of the Company's common stock. The Company may, at any time after the fifth anniversary of the effective date of the Merger and upon the occurrence of a "Special Conversion Event", convert all outstanding shares of convertible preferred stock into common stock at the initial conversion rate of 1.3913 shares of common stock, subject to certain adjustments, plus additional shares in respect to accrued and unpaid dividends. A Special Conversion Event is deemed to have occurred when the average daily closing price for a share of the Company's common stock for 20 of 30 consecutive trading days equals or exceeds 125% of the quotient of $20.00 divided by the then applicable conversion rate (approximately $18.00 per share at a conversion rate of 1.3913).

     Upon the occurrence an ownership change, as defined, of Santa Fe, each holder of shares of convertible preferred stock shall have the right, at the holder's option, to elect to have all of such holder's shares redeemed for $20.00 per share plus accrued and unpaid interest and dividends. The First Ownership Change shall be deemed to have occurred when any person or group, together with any affiliates or associates, becomes the beneficial owner of 50% or more of the outstanding common stock of Santa Fe.

     In November 1996 the Company purchased 3,770,110 of the outstanding shares for $24.50 per share. The excess of the cost of the acquired shares ($94.0 million, including related costs of $1.7 million) over the book value of such shares, $33.7 million, is reflected in the Statement of Operations as a preferred dividend. At December 31, 1996, 1,229,890 shares were outstanding.

(11)  SHAREHOLDERS' EQUITY

  $.732 SERIES A CONVERTIBLE PREFERRED STOCK

     In a public offering in May 1994 the Company issued 10,700,000 shares of $.732 Series A Convertible Preferred Stock. The Series A Preferred was issued at $8.875 per share and the Company received total proceeds of $91.4 million after deducting related costs and expenses of $3.6 million. Each share of Series A Preferred mandatorily converts into one share of common stock on May 15, 1998 and the Company has the option to redeem the shares, in whole or in part, on or after May 15, 1997 and prior to May 15, 1998 at prices set forth in the certificate of designation for the Series A Preferred which decline from $9.058 per share on May 15, 1997 to $8.875 per share on May 14, 1998, payable in common stock. Each share of Series A Preferred is convertible at the option of the holder into 0.8474 shares of common stock at any time prior to May 15, 1998.

     The Series A Preferred ranks prior to common stock both as to payment of dividends and distribution of assets upon liquidation. The holders of Series A Preferred are entitled to receive cumulative preferential dividends, accruing at the rate per share of $0.732 per annum ($0.183 per quarter) payable quarterly in arrears.

  PREFERRED STOCK

     The Board of Directors of the Company is empowered, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, and to determine the number of shares in each series and the rights, preferences and limitations of each series. Among the specific matters which may be determined by the Board of Directors are: the annual rate of dividends; the redemption price, if any; the terms of a sinking or purchase fund, if any; the amount payable in the

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) event of any voluntary liquidation, dissolution or winding up of the affairs of the Company; conversion rights, if any; and voting powers, if any.

  SHAREHOLDER RIGHTS PLAN

     The Company has adopted a shareholder rights plan (the "Rights Plan") whereby preferred stock purchase rights (the "Rights") will be distributed to holders of the Company's common stock. The Rights will expire two years after the Proposed Spin Off or on March 3, 2000, whichever occurs first. The Rights will be exercisable only if a person acquires beneficial ownership of 15 percent or more of the Company's common stock (an "Acquiring Person"), or commences a tender offer which would result in ownership of 15 percent or more of such stock. Under the Rights Plan, one Right to purchase one one-hundredth of a share of a new series of junior preferred stock of the Company at an exercise price of $42.00 per one one-hundredth of a share (subject to adjustment) will be issued for each outstanding share of the Company's common stock held at the close of business on March 3, 1997.

     If any person becomes an Acquiring Person, each Right will entitle the holder to purchase, at the Right's then current exercise price, shares of the Company's common stock having a value of twice the Right's exercise price. In addition, if, after a person becomes an Acquiring Person, the Company is involved in a merger or other business combination transaction with another person in which the Company is not the surviving corporation, or under certain other circumstances, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of the other person having a value of twice the Right's exercise price.

     The Company will generally be entitled to redeem the Rights in whole, but not in part, at $0.01 per Right payable in cash or common stock, subject to adjustment, at any time until 10 business days (subject to extension) after the first public announcement that an Acquiring Person has become such.

     The terms of the Rights may be amended by the Company without the approval of the holders of the Rights at any time the Rights are redeemable. At any time the Rights are no longer redeemable the terms may be amended only to (i) cure any ambiguity; (ii) correct or supplement any provision which may be defective or inconsistent with other provisions; (iii) shorten or lengthen any time period; or (iv) change or supplement the provisions in any manner which the Company deems necessary or desirable, so long as such change does not adversely affects the interests of the holders of the Rights.

(12)  STOCK OPTION PLANS

     Under the terms of the Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan (the "1990 Plan") the Company may grant options and awards with respect to no more than 7,500,000 shares of common stock to officers, directors and key employees. Under the terms of the Santa Fe Energy Resources 1995 Incentive Stock Compensation Plan (the "1995 Plan") the Company may grant options and awards with respect to not more than 1,000,000 shares of common stock per year to employees other than executive officers and directors. Awards made under the terms of the 1990 Plan and the 1995 Plan (collectively the "Plans") may be made in the form of Restricted Stock, Bonus Stock, Phantom Units and Stock Appreciation Rights, as such terms are defined in the Plans.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Options under the terms of the Plans are granted at the average market price on the date of grant and have a ten-year term with vesting periods ranging from six months to three years. The following table summarizes the activity with respect to options outstanding under the Plans during 1996 and 1995:

                                                      1996                                1995
                                        --------------------------------    --------------------------------
                                                        WEIGHTED AVERAGE                    WEIGHTED AVERAGE
                                           SHARES        EXERCISE PRICE        SHARES        EXERCISE PRICE
                                        (THOUSANDS)        ($/SHARE)        (THOUSANDS)        ($/SHARE)
                                        ------------    ----------------    ------------    ----------------
Outstanding at beginning of year.....     4,441.7             11.85           4,039.7             12.23
Grants...............................     1,240.5             12.07             472.7              8.75
Cancellations........................       (27.9)            11.31             (61.3)            13.47
Exercises............................      (280.3)             8.73              (9.4)             9.41
                                        ------------                        ------------
Outstanding at end of year...........     5,374.0             12.07           4,441.7             11.85
                                        ============                        ============
Exercisable at end of year...........     4,265.6                             4,218.6
Weighted average fair value of
  options granted during year
  ($/share)..........................                          6.67                                4.80

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected dividend yield -- 0.0%; (ii) expected stock price volatility -- 22 to 27%; (iii) risk-free interest rate -- 5 to 7%; and (iv) expected life of options -- 10 years.

     The following table summarizes certain information with respect to options outstanding under the Plans at December 31, 1996:

                                    OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
         --------------------------------------------------------------------------     ---------------------------------
            RANGE OF                         WEIGHTED AVERAGE      WEIGHTED AVERAGE                     WEIGHTED AVERAGE
         EXERCISE PRICES       SHARES         REMAINING LIFE        EXERCISE PRICE        SHARES         EXERCISE PRICE
            ($/SHARE)        (THOUSANDS)          (YEARS)             ($/SHARE)         (THOUSANDS)         ($/SHARE)
         ---------------     -----------     -----------------     ----------------     -----------     -----------------
               7-10            2,714.6               7                    9.06            2,685.2              9.05
              11-15            2,186.7               7                   13.31            1,107.7             14.29
              23-25              472.7               4                   23.62              472.7             23.62
                             -----------
                               5,374.0                                                    4,265.6
                             ===========

     In December 1995 the Company granted 0.1 million Phantom Units to certain executive officers which were to be earned over a three-year period commencing January 1, 1996. The Phantom Units vested as a result of the IPO. The Company recognized $1.6 million in expense in 1996 with respect to such Phantom Units.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In December 1996 the Company granted 0.2 million Phantom Units to certain executive officers and key personnel which are to be earned over a three-year period commencing January 1, 1997. During 1996 and 1995 the Company granted 0.1 million and 0.2 million, respectively, shares of restricted stock to certain executive officers and other employees. At December 31, 1996 1.4 million shares were available for options or awards under the 1990 Plan and 1.0 million shares were available under the 1995 Plan.

     Under the terms of the Monterey Resources, Inc. 1996 Incentive Stock Compensation Plan (the "Monterey Plan"), Monterey may grant options and awards with respect to up to 3.0 million shares of common stock to officers, directors and key employees, including up to 0.5 million shares of restricted stock. During 1996 Monterey granted options on 0.2 million shares at an average exercise price of $14.59 per share, with each option granted having an average fair value of $7.77 per share. The grants were made at the market price at the date of grant, have a ten year term and vest one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected dividend yield -- 0.0%; (ii) expected stock price volatility -- 24%; (iii) risk-free interest rate -- 6.4%; and (iv) expected life of options -- 10 years.

     During 1996 Monterey also issued 0.1 million restricted shares which vest over a five-year period from the date of grant.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to account for stock-based compensation costs based on the fair value of options granted as prescribed by FAS 123. Earnings (loss) attributable to common shares and the related per share amounts would have been reduced as is reflected by the proforma amounts in the following table (in millions of dollars, except per share data):

                                       YEAR ENDED DECEMBER
                                               31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
As Reported:
     Earnings (loss) attributable to
       common shares.................      (10.8)      11.8
     Earnings (loss) attributable to
       common shares per share.......      (0.12)      0.13
Proforma:
     Earnings (loss) attributable to
       common shares.................      (12.6)      10.9
     Earnings (loss) attributable to
       common shares per share.......      (0.14)      0.12

     During the initial phase-in period, the effects of applying FAS 123 for recognizing compensation cost on a proforma basis may not be representative of the effects on reported earnings for future periods since the options granted vest over several periods and additional awards will be made in future periods.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13)  PENSION AND OTHER EMPLOYEE BENEFIT PLANS

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

     The following table sets forth the funded status of the SFER Plan and the Supplemental Plan at December 31, 1996 and 1995 (in millions of dollars):

                                            SFER PLAN         SUPPLEMENTAL PLAN
                                       --------------------  --------------------
                                         1996       1995       1996       1995
                                       ---------  ---------  ---------  ---------
Plan assets at fair value, primarily
  invested in common stocks and U.S.
  and corporate bonds................       36.1       32.5         --         --
Actuarial present value of projected
  benefit obligations:
     Accumulated benefit obligations
           Vested....................      (30.8)     (30.4)      (1.6)      (0.7)
           Nonvested.................       (1.7)      (1.3)      (0.2)        --
     Effect of projected future
        salary
        increases....................       (8.3)      (7.3)      (1.4)      (1.3)
                                       ---------  ---------  ---------  ---------
Excess of projected benefit
  obligations over plan assets.......       (4.7)      (6.5)      (3.2)      (2.0)
Unrecognized net loss from past
  experience different from that
  assumed and effects of changes in
  assumptions........................        1.2        3.0       (1.1)      (2.1)
Unrecognized prior service cost......       (1.9)      (2.0)       1.9        2.0
Unrecognized net (asset) obligation
  being recognized over plan's
  average remaining
  service life.......................       (0.8       (0.9)       0.2        0.2
                                       ---------  ---------  ---------  ---------
Accrued pension liability............       (6.2)      (6.4)      (2.2)      (1.9)
                                       =========  =========  =========  =========
Major assumptions at year-end
     Discount rate...................       7.50%      7.50%      7.50%      7.50%
     Long-term asset yield...........       9.50%      9.50%    --         --
     Rate of increase in future
        compensation.................       5.25%      5.25%      5.25%      5.25%

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the components of pension expense for the SFER Plan and Supplemental Plan for 1996, 1995 and 1994 (in millions of dollars):

                                              SFER PLAN                 SUPPLEMENTAL PLAN
                                        ----------------------        ----------------------
                                        1996     1995     1994        1996     1995     1994
                                        ----     ----     ----        ----     ----     ----
Service cost.........................    1.6      1.3      1.7        0.1      0.4       --
Interest cost........................    2.9      2.7      2.8        0.2      0.4      0.1
Return on plan assets................   (4.1)    (5.5)     0.5         --       --       --
Net amortization and deferral........    0.8      2.5     (3.3)        --      0.3       --
                                        ----     ----     ----        ----     ----     ----
                                         1.2      1.0      1.7        0.3      1.1      0.1
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

     The following table sets forth the funded status of the Hourly Plan at December 31, 1996 and 1995 (in millions of dollars):

                                         1996       1995
                                       ---------  ---------
Plan assets at fair value, primarily
invested in fixed-rate securities....        9.5        8.7
Actuarial present value of projected
benefit obligations
     Accumulated benefit obligations
           Vested....................      (10.9)     (10.4)
           Nonvested.................       (0.4)      (0.4)
                                       ---------  ---------
Excess of projected benefit
  obligation over plan assets........       (1.8)      (2.1)
Unrecognized net (gain) loss from
  past experience different from that
  assumed and effects of changes in
  assumptions........................       (0.4)      (0.3)
Unrecognized prior service cost......        0.4        0.4
Unrecognized net obligation..........        1.0        1.2
Additional minimum liability.........       (1.1)      (1.3)
                                       ---------  ---------
     Accrued pension liability.......       (1.9)      (2.1)
                                       =========  =========
Major assumptions at year-end
     Discount rate...................       7.50%      7.50%
     Expected long-term rate of
       return on plan assets.........       8.50%      8.50%

     The following table sets forth the components of pension expense for the Hourly Plan for 1996, 1995 and 1994 (in millions of dollars):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
     Service cost....................        0.2        0.2        0.2
     Interest cost...................        0.8        0.8        0.8
     Return on plan assets...........       (0.9)      (1.4)      (0.4)
     Net amortization and deferral...        0.4        0.9         --
                                       ---------  ---------  ---------
                                             0.5        0.5        0.6
                                       =========  =========  =========

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company sponsors a pension plan for certain persons employed in foreign locations (the "Foreign Plan"). The following table sets forth the funded status of the Foreign Plan at December 31, 1996 and 1995 (in millions of dollars):

                                         1996       1995
                                       ---------  ---------
Plan assets..........................     --         --
Actuarial present value of projected
  benefit obligations:
     Accumulated benefit
        obligations..................
     Vested..........................       (0.1)    --
     Nonvested.......................       (0.2)      (0.2)
     Effect of projected future
        salary increases.............       (0.1)    --
                                       ---------  ---------
Excess of projected benefit
  obligations over plan assets.......       (0.4)      (0.2)
Unrecognized prior service costs.....        0.1        0.1
                                       ---------  ---------
Accrued pension liability............       (0.3)      (0.1)
                                       =========  =========
Major assumptions at year-end:
     Discount rate...................       7.50%      7.50%
     Rate of increase in future
        compensation.................       5.00%      5.00%

     The following table sets forth the components of pension expense for the Foreign Plan for 1996, 1995 and 1994 (in millions of dollars):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Service cost.........................        0.1        0.1     --
Interest cost........................     --         --         --
Net amortization and deferral........     --         --         --
                                       ---------  ---------  ---------
                                             0.1        0.1     --
                                       =========  =========  =========

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides health care and life insurance benefits for substantially all employees who retire under the provisions of a Company-sponsored retirement plan and their dependents. Participation in the plans is voluntary and requires a monthly contribution by the retiree. The following table sets forth the plan's funded status at December 31, 1996 and 1995 (in millions of dollars):

                                           DECEMBER 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
Plan assets, at fair value...........     --         --
Accumulated postretirement benefit
  obligation
  Retirees...........................       (4.2)      (4.6)
  Eligible active participants.......       (1.0)      (1.4)
  Other active participants..........       (2.1)      (1.2)
                                       ---------  ---------
Accumulated postretirement benefit
  obligation in excess of plan
  assets.............................       (7.3)      (7.2)
Unrecognized transition obligation...        3.7        3.8
Unrecognized net loss (gain) from
  past experience different from that
  assumed and from changes in
  assumptions........................       (0.2)       0.3
                                       ---------  ---------
Accrued postretirement benefit
  cost...............................       (3.8)      (3.1)
                                       =========  =========
Assumed discount rate................       7.50%      7.75%
Assumed rate of compensation
  increase...........................       5.25%      5.25%

     The Company's net periodic postretirement benefit cost for 1996, 1995 and 1994 includes the following components (in millions of dollars):

                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        1996      1995      1994
                                        ----      ----      ----
Service costs........................   0.5       0.3       0.4
Interest costs.......................   0.5       0.5       0.5
Amortization of unrecognized
  transition obligation..............   0.3       0.3       0.3
                                        ----      ----      ----
                                        1.3       1.1       1.2
                                        ====      ====      ====

     Estimated costs and liabilities have been developed assuming trend rates for growth in future health care costs beginning with 8.0% for 1996 graded to 6.0% (5.5% for post age 65) by the year 2000 and remaining constant thereafter. Increasing the assumed health care cost trend rate by one percent each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $0.4 million and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 1997 by $0.1 million.

  SAVINGS PLAN

     The Company has a savings plan available to substantially all salaried employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The Company will match employee contributions for an amount up to 4% of each employee's base salary. In addition, if at the end of each fiscal year the Company's performance for such year has exceeded certain predetermined criteria, each participant will receive an additional matching contribution equal to 50% of the regular matching contribution. The Company's contributions to the 401(k) Plan, which are made in the form of the Company's common stock and charged to expense, totalled $1.2 million in 1996, $1.3 million in 1995 and $1.2 million in 1994.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company also has a savings plan with respect to certain personnel employed in foreign locations. The plan is an unsecured creditor of the Company and at December 31, 1996 and 1995 the Company's liability with respect to the plan totalled $0.3 million and $0.1 million, respectively.

(14)  COMMITMENTS AND CONTINGENCIES

  OIL AND GAS HEDGING

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

     Crude oil sales hedges resulted in a $13.4 million decrease in revenues in 1996 and a $2.4 million increase in revenues in 1995. At December 31, 1996 the Company had open crude oil sales hedges on an average of 2,000 barrels per day for the period January to June 1997. Under the terms of the instruments, if the average of the applicable daily settlement prices is below $21.00 per barrel, the Company will receive a settlement based on the difference, and if the average of the applicable daily settlement prices is above $26.10, the Company will be required to pay an amount based on the difference.

     Subsequent to year end, the Company entered into additional agreements which increased the number of barrels hedged to an average of approximately 7,700 barrels per day for the period January to July 1997. The instruments used have floors ranging from $21.00 to $23.00 per barrel and ceilings ranging from $24.00 to $27.00 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, the Company will be required to pay an amount based on the difference.

     At December 31, 1996 the Company had no open natural gas sales hedges. Natural gas sales hedges resulted in a decrease in revenues of $21.4 million in 1996, $0.3 million in 1995 and $1.0 million in 1994.

     In addition to its oil and gas sales hedges, for the first six months of 1996 the Company hedged 20 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Such hedges resulted in a $3.2 million increase in production and operating costs.

  ENVIRONMENTAL REGULATION

     Federal, state and local laws and regulations relating to environmental quality control affect the Company in all of its oil and gas operations. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the Environmental Protection Agency (the "EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed. Certain properties owned or used by the Company or its predecessors have been investigated under state and Federal Superfund statutes, and the Company has been and could be named a potentially responsible party ("PRP") for the cleanup of some of these sites.

     The Company has been identified as one of over 250 PRPs at a Superfund site in Los Angeles County, California (the "OII Site"). The OII Site was operated by a third party as a waste disposal facility from 1948 until 1983. The EPA is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In November 1988 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company was a member of the group Coalition Undertaking Remediation Efforts ("CURE") which was responsible for constructing and operating the leachate treatment plant. This phase is now complete and the Company's share of costs with respect to this phase was $0.9 million. Another consent decree provides for the predesign, design and construction of a gas plant to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas plant construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas plant. The Company's share of costs of this phase is expected to be $1.9 million and such costs have been provided for in the financial statements. Pursuant to consent decrees settling lawsuits against the municipalities and transporters involved with the OII site but not named by the EPA as PRPs, such parties are required to pay approximately $84 million, of which approximately $76 million will be credited against future remediation expenses. The EPA and the PRPs are currently negotiating the final closure requirements. After taking into consideration the credits from the municipalities and transporters, the Company estimates its share of final costs of closure will be approximately $0.8 million, which amount has been provided for by the Company in its financial statements. The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed in September 1994 by 95 homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. A second lawsuit has been filed by 33 additional homeowners and the Company and the other PRPs have entered into a Joint Defense Agreement. At this stage of the lawsuit the Company is not able to estimate costs or potential liability.

     In 1994 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California (the "Santa Fe Springs Site").
The Company owned the property on which the Santa Fe Springs Site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property and for a period thereafter, hazardous wastes were allegedly disposed at the Santa Fe Springs Site. The EPA estimates total past and future costs for remediation to be approximately $8.0 million. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. The PRPs estimate total costs to final remediation to be $3.0 million and the Company has provided $250,000 for such costs in the financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1995 the Company and twelve other companies received notice that they have been identified as PRPs by the California Department of Toxic Substances Control (the "DTSC") as having generated and/or transported hazardous waste to the Environmental Protection Corporation ("EPC") Eastside Landfill (the "Eastside Site") during its fourteen-year operation from 1971 to 1985. EPC has since liquidated all assets and placed the proceeds in trust (the "EPC Trust") for closure and post-closure activities. However, these monies may not be sufficient to close the site. The PRPs have entered into an enforceable agreement with the DTSC to characterize the contamination at the site and prepare a focused remedial investigation and feasibility study. The DTSC has agreed to implement reasonable measures to bring new PRPs into the agreement. The DTSC will address subsequent phases of the cleanup, including remedial design and implementation in a separate order agreement. The cost of the remedial investigation and feasibility study is estimated to be $0.8 million, the cost of which will be shared by the PRPs and the EPC Trust. The ultimate costs of subsequent phases will not be known until the remedial investigation and feasibility study is completed and a remediation plan is accepted by the DTSC. The Company currently estimates final remediation could cost $2 million to $6 million and believes the monies in the EPC Trust will be sufficient to fund the lower end of this range of costs. The Company has provided $80,000 in its financial statements for its share of costs related to this site.

     Pursuant to the Contribution Agreement, Monterey agreed to indemnify and hold harmless Santa Fe from and against any costs incurred in the future relating to environmental liabilities of the Western Division assets (other than those retained by Santa Fe), including any costs or expenses incurred at any of the OII Site, the Santa Fe Springs Site and the Eastside Site, and any costs or liabilities that may arise in the future that are attributable to laws, rules or regulations in respect to any property or interest therein located in California and formerly owned or operated by the Western Division or its precedessors.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with eleven employees. The initial term of ten of the agreements expire on December 31, 1998; however, beginning January 1, 1998 and on each January 1 thereafter, the term is automatically extended for one-year periods, unless by September 30 of the preceding year the Company gives notice that the agreement will not be extended. The term of the agreements is automatically extended for a period of two years following a change of control. The initial term of the other agreement expires December 31, 1999 and beginning January 1, 1999, is automatically extended for one-year periods and is automatically extended for a three-year period following a change of control.

     In the event following a change in control employment is terminated by the employee for "good reason" or the employee is involuntarily terminated by the Company other than for "cause" (as those terms are defined in the employment agreements), or if during the six months preceding a change in control, the employee's employment is terminated by the employee for good reason or by the Company other than for cause, and such termination is demonstrated to be connected with the change in control, the employment agreements provide for payment of certain amounts to the employee based on the employee's salary and bonus under the Company's incentive compensation plan; payout of non-vested restricted stock, phantom units, stock options, if any, and continuation of certain insurance benefits on a tax neutral basis for a period of up to 36 months. The payments and benefits are payable pursuant to the employment agreements only to the extent they are not paid out under the terms of any other plan of the Company. The payments and benefits provided by the employment agreements may be limited, with the exception of those made to Mr. Payne, by certain provisions of the Internal Revenue Code.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OPERATING LEASES

     The Company has noncancellable agreements with terms ranging from one to ten years to lease office space and equipment. Minimum rental payments due under the terms of these agreements are: 1997 -- $6.2 million,1998 -- $5.7 million, 1999 -- $3.7 million,2000 -- $1.9 million, 2001 -- $1.5 million and $6.1 million thereafter. Rental expense under the terms of noncancellable agreements totalled $5.9 million in 1996, $6.1 million in 1995 and $6.2 million in 1994.

  OTHER MATTERS

     The Company has certain long-term contracts ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $18.6 million per year (based on prices and transportation charges in effect for December 1996). In connection with the development of a gas field in Argentina in which the Company has a 19.9% working interest, a gas contract with "take-or-pay" and "delivery-or-pay" obligations was executed in 1994 with a gas distribution company.

     There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The following table reflects the financial instruments for which the fair value differs from the carrying amount of such financial instrument in the Company's December 31, 1996 and 1995 balance sheets (in millions of dollars):

                                               1996                     1995
                                        -------------------      -------------------
                                        CARRYING      FAIR       CARRYING      FAIR
                                         AMOUNT       VALUE       AMOUNT       VALUE
                                        --------      -----      --------      -----
Liabilities
     Long-Term Debt..................     278.5       315.4        344.4       378.5
     Convertible Preferred Stock, 7%
        Series.......................      19.7        28.4         80.0        95.6
Shareholders' Equity
     $.732 Series A Convertible
        Preferred Stock..............      91.4       131.1         91.4       105.7

     The fair value of the Company's 11% Senior Subordinated Debentures, Convertible Preferred Stock, 7% Series and $.732 Series A Convertible Preferred Stock is based on market prices. The fair value of the Company's fixed-rate long-term debt is based on current borrowing rates available for financings with similar terms and maturities. With respect to the Company's floating-rate debt the carrying amount approximates fair value.

     At December 31, 1996 the Company had open oil sales hedging contracts (see
Note 14). Based on the year-end 1996 settlement prices of the applicable NYMEX futures contracts, the Company would recognize no gain or loss with respect to such hedges in 1997. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of the futures markets and other indices.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(16)  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        1 QTR      2 QTR      3 QTR      4 QTR      YEAR
                                        ------     ------     ------     ------     -----
                                         (IN MILLIONS OF DOLLARS EXCEPT PER SHARE DATA)
  1996(A)
     Revenues........................    123.7      137.5      149.4      172.7     583.3
     Gross profit (b)................     35.5       33.9       40.3        9.9     119.6
     Impairment of oil and gas
       properties....................     --         10.4       --         47.0      57.4
     Loss (gain) on sale of assets...      0.2        0.3       --        (12.6)    (12.1)
     Income (loss) from operations...     29.5       26.0       33.9        0.1      89.5
     Income (loss) before
       extraordinary items...........     12.6       17.4       16.5       (4.1)     42.4
     Extraordinary item -- debt
       extinguishment costs..........     --         --         --          6.0       6.0
     Net income (loss)...............     12.6       12.4       16.5      (10.1)     36.4
     Earnings (loss) attributable to
       common shares.................      8.9       13.7       12.8      (46.2)    (10.8)
     Earnings (loss) attributable to
       common shares per share
          Earnings (loss) before
            extraordinary items......     0.10       0.15       0.14      (0.44)    (0.05)
          Extraordinary items........     --         --         --        (0.07)    (0.07)
          Earnings (loss) to common
            shares...................     0.10       0.15       0.14      (0.51)    (0.12)
     Average shares outstanding
       (millions)....................     90.4       90.6       90.6       90.9      90.6
  1995
     Revenues........................    100.3      111.4      113.4      124.3     449.4
     Gross profit (b)................     18.4       29.4       26.9        6.1      80.8
     Income (loss) from operations...     12.5       22.5       19.8       (0.9)     53.9
     Net income (loss)...............      3.6        7.6        7.0        8.4      26.6
     Earnings (loss) attributable to
       common shares.................     (0.1)       3.9        3.3        4.7      11.8
     Earnings (loss) attributable to
       common shares per share.......     --         0.04       0.04       0.05      0.13
     Average shares outstanding
       (millions)....................     90.1       90.3       90.3       90.3      90.2

------------

(a) The fourth quarter of 1996 includes impairments of oil and gas properties of $47.0 million (see Note 1), a $12.3 million gain on the sale of certain surface lands (see Note 6), a $6.0 million extraordinary item with respect to debt extinguishment costs (see Note 2) and a $33.7 million convertible preferred redemption premium (see Note 10).

(b) Revenues less operating expenses other than general and administrative.

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

  OIL AND GAS RESERVES

     The following table sets forth the Company's net proved oil and gas reserves at December 31, 1993, 1994, 1995 and 1996 and the changes in net proved oil and gas reserves for the years ended December 31, 1994, 1995 and 1996.

                                            CRUDE OIL AND LIQUIDS (MMBBLS)                      NATURAL GAS (BCF)
                                       ----------------------------------------   ---------------------------------------------
                                         U.S.     ARGENTINA   INDONESIA   TOTAL     U.S.     ARGENTINA   INDONESIA      TOTAL
                                       ---------  ---------   ---------   -----   ---------  ---------   ----------   ---------
Proved reserves at
 December 31, 1993...................      230.9      8.8         8.5     248.2       235.9     26.4         0.7          263.0
  Revisions of previous estimates....       13.3      0.6         1.3      15.2        (2.7)      --          --           (2.7)
  Improved recovery techniques.......       13.9       --          --      13.9         0.9       --          --            0.9
  Extensions, discoveries and other
    additions........................        3.6      0.8         1.1       5.5        22.5     13.7          --           36.2
  Purchases of minerals-in-place.....        0.2       --          --       0.2         0.5       --          --            0.5
  Sales of minerals-in-place.........       (0.7)      --          --      (0.7)       (2.5)    (3.1)         --           (5.6)
  Production.........................      (21.0)    (0.9)       (2.1)    (24.0)      (49.8)      --        (0.1)         (49.9)
                                       ---------  ---------   ---------   -----   ---------  ---------   ----------   ---------
Proved reserves at
 December 31, 1994...................      240.2      9.3         8.8     258.3       204.8     37.0         0.6          242.4
  Revisions of previous estimates....       16.4      1.4         0.4      18.2         1.0      1.3          --            2.3
  Improved recovery techniques.......       15.3      0.8          --      16.1      --          0.2          --            0.2
  Extensions, discoveries and other
    additions........................        1.7      2.2         0.5       4.4        36.4      0.5          --           36.9
  Purchases of minerals-in-place.....        6.3       --          --       6.3        18.0       --          --           18.0
  Production.........................      (21.3)    (0.9)       (1.9)    (24.1)      (50.3)    (4.3)       (0.1)         (54.7)
                                       ---------  ---------   ---------   -----   ---------  ---------   ----------   ---------
Proved reserves at
 December 31, 1995...................      258.6     12.8         7.8     279.2       209.9     34.7         0.5          245.1
  Revisions to previous estimates....       15.6     (0.2)        2.3      17.7        25.9     (2.4)       (0.2)          23.3
  Improved recovery techniques.......       14.4       --          --      14.4      --           --          --         --
  Extensions, discoveries and other
    additions........................        0.6      1.3         0.3       2.2        40.8      1.1          --           41.9
  Purchases of minerals-in-place.....       10.7      2.8          --      13.5        11.7      0.6          --           12.3
  Sales of minerals-in-place.........       (0.3)      --          --      (0.3)       (2.1)      --          --           (2.1)
  Production.........................      (24.3)    (1.4)       (1.5)    (27.2)      (53.4)    (7.6)       (0.1)         (61.1)
                                       ---------  ---------   ---------   -----   ---------  ---------   ----------   ---------
Proved reserves at December 31,
 1996................................      275.3     15.3         8.9     299.5       232.8     26.4         0.2          259.4
                                       =========  =========   =========   =====   =========  =========   ==========   =========

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                            CRUDE OIL AND LIQUIDS (MMBBLS)                       NATURAL GAS (BCF)
                                       -----------------------------------------   ---------------------------------------------
                                         U.S.     ARGENTINA   INDONESIA    TOTAL     U.S.     ARGENTINA   INDONESIA      TOTAL
                                       ---------  ---------   ----------   -----   ---------  ---------   ----------   ---------
Proved developed reserves at
  December 31
     1993............................      178.8      5.5         6.7      191.0       206.0       --         0.7          206.7
     1994............................      181.3      6.1         7.1      194.5       178.2      1.3         0.6          180.1
     1995............................      206.5      7.1         6.0      219.6       170.2     33.3         0.5          204.0
     1996............................      224.1      8.5         6.5      239.1       193.6     25.9         0.2          219.7

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

     Indonesian reserves represent an entitlement to gross reserves in accordance with a production sharing contract. These reserves include estimated quantities allocable to the Company for recovery of operating costs as well as quantities related to the Company's net equity share after recovery of costs. Accordingly, these quantities are subject to fluctuations with an inverse relationship to the price of oil. If oil prices increase, the reserve quantities attributable to the recovery of operating costs decline. Although this reduction would be offset partially by an increase in the net equity share, the overall effect would be a reduction of reserves attributable to the Company. At December 31, 1996, the quantities include 0.6 million barrels which the Company is contractually obligated to sell for $.20 per barrel.

     The Company has certain commitments with respect to the delivery of natural gas (see Note 14) which the Company believes it can fulfill from its proved reserves and supply contracts with other companies.

     At December 31, 1996 U.S. proved reserves included 216.4 MMBbls of crude oil and liquids (171.0 MMBbls of which were proved developed) and 12.2 Bcf of natural gas (9.5 Bcf of which were proved developed) attributable to Monterey.

     At December 31, 1996, 2.0 million barrels of crude oil reserves and 14.1 billion cubic feet of natural gas reserves were subject to a 90% net profits interest held by Santa Fe Energy Trust.

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

     Estimated future net cash flows from the Company's proved oil and gas reserves at December 31, 1996, 1995 and 1994 are presented in the following table (in millions of dollars, except as noted):

                                          U.S.      ARGENTINA    INDONESIA     TOTAL
                                       ----------   ---------    ---------   ----------
1996
     Future cash inflows.............     6,393.6      377.7        191.8       6,963.1
     Future production costs.........    (2,792.7)    (138.8)      (135.2)     (3,066.7)
     Future development costs........      (286.7)     (53.0)       (22.5)       (362.2)
     Future income tax expenses......      (999.2)     (33.4)       (11.9)     (1,044.5)
                                       ----------   ---------    ---------   ----------
           Net future cash flows.....     2,315.0      152.5         22.2       2,489.7
     Discount at 10% for timing of
        cash flows...................      (951.2)     (54.3)        (7.1)     (1,012.6)
                                       ----------   ---------    ---------   ----------
     Present value of future net cash
        flows from
        proved reserves..............     1,363.8       98.2         15.1       1,477.1
                                       ==========   =========    =========   ==========
     Present value of pretax future
        net cash flows from proved
        reserves.....................     1,952.3      119.6         23.6       2,095.5
                                       ==========   =========    =========   ==========
     Average sales prices
           Oil ($/Barrel)............       20.35      22.62        21.67         20.51
           Natural gas ($/Mcf).......        3.47       1.20         1.05          3.24
1995
     Future cash inflows.............     4,191.2      244.7        137.4       4,573.3
     Future production costs.........    (1,852.8)    (103.0)       (63.0)     (2,018.8)
     Future development costs........      (282.8)     (36.1)        (6.1)       (325.0)
     Future income tax expenses......      (541.7)     (11.8)       (25.1)       (578.6)
                                       ----------   ---------    ---------   ----------
           Net future cash flows.....     1,513.9       93.8         43.2       1,650.9
     Discount at 10% for timing of
        cash flows...................      (672.0)     (35.7)       (13.0)       (720.7)
                                       ----------   ---------    ---------   ----------
     Present value of future net cash
        flows from
        proved reserves..............       841.9       58.1         30.2         930.2
                                       ==========   =========    =========   ==========
     Present value of pretax future
        net cash flows from proved
        reserves.....................     1,143.1       65.4         48.7       1,257.2
                                       ==========   =========    =========   ==========
     Average sales prices
           Oil ($/Barrel)............       14.75      15.66        17.51         14.87
           Natural gas ($/Mcf).......        1.88       1.27         1.03          1.79
1994
     Future cash inflows.............     3,488.8      176.9        134.9       3,800.6
     Future production costs.........    (1,614.6)     (89.6)       (69.4)     (1,773.6)
     Future development costs........      (263.7)     (32.3)        (6.2)       (302.2)
     Future income tax expenses......      (385.2)      (3.7)       (20.0)       (408.9)
                                       ----------   ---------    ---------   ----------
           Net future cash flows.....     1,225.3       51.3         39.3       1,315.9
     Discount at 10% for timing of
        cash flows...................      (544.9)     (20.1)       (11.0)       (576.0)
                                       ----------   ---------    ---------   ----------
     Present value of future net cash
        flows from
        proved reserves..............       680.4       31.2         28.3         739.9
                                       ==========   =========    =========   ==========
     Present value of pretax future
        net cash flows from proved
        reserves.....................       894.3       33.5         43.0         970.8
                                       ==========   =========    =========   ==========
     Average sales prices
           Oil ($/Barrel)............       13.18      14.06        15.21         13.28
           Natural gas ($/Mcf).......        1.63       1.25         0.97          1.57

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The following tables sets forth the changes in the present value of estimated future net cash flows from proved reserves during 1996, 1995 and 1994 (in millions of dollars):

                                         U.S.      ARGENTINA     INDONESIA     TOTAL
                                        ------     ---------     ---------   ---------
1996
  Balance at beginning of year.......    841.9        58.1          30.2         930.2
                                        ------     ---------     ---------   ---------
  Increase (decrease) due to:
     Sales of oil and gas, net of
        production costs of $210.8
        million......................   (311.7)      (25.6)        (13.9)       (351.1)
     Net changes in prices and
        production costs.............    552.1        35.0          (8.3)        578.8
     Extensions, discoveries and
        improved recovery............    169.1        16.4           0.8         186.3
     Purchases of
        minerals-in-place............     92.5        19.2         --            111.7
     Sales of minerals-in-place......     (3.3)      --            --             (3.3)
     Development costs incurred......    145.4        19.5          12.9         177.8
     Changes in estimated volumes....    152.3         6.6           3.1         162.0
     Changes in estimated development
        costs........................   (100.8)      (23.4)        (22.8)       (147.0)
     Interest factor -- accretion of
        discount.....................    113.7         6.6           3.0         123.2
     Income taxes....................   (287.4)      (14.2)         10.1        (291.5)
                                        ------     ---------     ---------   ---------
                                         521.9        40.1         (15.1)        546.9
                                        ------     ---------     ---------   ---------
                                        1,363.8       98.2          15.1       1,477.1
                                        ======     =========     =========   =========

1995
  Balance at beginning of year.......    680.4        31.2          28.3         739.9
                                        ------     ---------     ---------   ---------
  Increase (decrease) due to:
     Sales of oil and gas, net of
        production costs of $172.6
        million......................   (244.7)      (11.8)        (13.2)       (269.7)
     Net changes in prices and
        production costs.............    178.2        13.9           9.1         201.2
     Extensions, discoveries and
        improved recovery............    110.3         4.6           4.2         119.1
     Purchases of
        minerals-in-place............     56.6       --            --             56.6
     Development costs incurred......    145.4        13.7          11.3         170.4
     Changes in estimated volumes....     19.9         9.6           0.3          29.8
     Changes in estimated development
        costs........................   (105.6)       (2.4)        (10.2)       (118.2)
     Interest factor -- accretion of
        discount.....................     88.7         4.4           4.2          97.3
     Income taxes....................    (87.3)       (5.1)         (3.8)        (96.2)
                                        ------     ---------     ---------   ---------
                                         161.5        26.9           1.9         190.3
                                        ------     ---------     ---------   ---------
                                         841.9        58.1          30.2         930.2
                                        ======     =========     =========   =========

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                         U.S.      ARGENTINA     INDONESIA     TOTAL
                                        ------     ---------     ---------   ---------
1994
  Balance at beginning of year.......    482.0         7.5          12.9         502.4
                                        ------     ---------     ---------   ---------
  Increase (decrease) due to:
     Sales of oil and gas, net of
        production costs of $172.2
        million......................   (196.0)       (7.3)        (17.2)       (220.5)
     Net changes in prices and
        production costs.............    389.0        21.1          19.6         429.7
     Extensions, discoveries and
        improved recovery............     78.8         7.4          10.4          96.6
     Purchases of
        minerals-in-place............      1.2       --            --              1.2
     Sales of minerals-in-place......     (8.9)       (0.4)        --             (9.3)
     Development costs incurred......     81.7        13.0           9.3         104.0
     Changes in estimated volumes....     18.5        (2.6)          8.3          24.2
     Changes in estimated development
        costs........................    (66.6)       (7.3)         (6.5)        (80.4)
     Interest factor -- accretion of
        discount.....................     53.3         2.0           2.0          57.3
     Income taxes....................   (152.6)       (2.2)        (10.5)       (165.3)
                                        ------     ---------     ---------   ---------
                                         198.4        23.7          15.4         237.5
                                        ------     ---------     ---------   ---------
                                         680.4        31.2          28.3         739.9
                                        ======     =========     =========   =========

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

     At December 31, 1996 approximately $126.0 million of the Company's estimated present value of future net cash flows were attributable to the minority interest in Monterey.

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES
     The following table includes all costs incurred, whether capitalized or charged to expense at the time incurred (in millions of dollars):

                                                                                 OTHER
                                         U.S.       ARGENTINA     INDONESIA     FOREIGN      TOTAL
                                       ---------    ---------     ---------     --------     ------
1996
  Property acquisition costs
     Unproved........................       31.6      --            --             1.8         33.4
     Proved..........................       30.2        7.4         --             0.2         37.8
  Exploration costs..................       29.5        0.1           2.4         11.4         43.4
  Development costs..................      115.2       12.1          12.9          3.9        144.1
                                       ---------    ---------     ---------     --------     ------
                                           206.5       19.6          15.3         17.3        258.7
                                       =========    =========     =========     ========     ======
1995
  Property acquisition costs
     Unproved........................       13.0      --              0.7          0.1         13.8
     Proved..........................       33.8      --            --            --           33.8
  Exploration costs..................       27.7        1.2           7.7          7.2         43.8
  Development costs..................      111.5       13.7          11.3          0.5        137.0
                                       ---------    ---------     ---------     --------     ------
                                           186.0       14.9          19.7          7.8        228.4
                                       =========    =========     =========     ========     ======
1994
  Property acquisition costs
     Unproved........................        4.5        0.1           0.6          0.2          5.4
     Proved..........................        1.9        0.3         --            --            2.2
  Exploration costs..................       19.3        1.2           7.5          6.8         34.8
  Development costs..................       81.6       13.0           9.3          0.1        104.0
                                       ---------    ---------     ---------     --------     ------
                                           107.3       14.6          17.4          7.1        146.4
                                       =========    =========     =========     ========     ======

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES
     The following table sets forth information concerning capitalized costs at December 31, 1996 and 1995 related to the Company's oil and gas operations (in millions of dollars):

                                                                  1996                                      1995
                                       ----------------------------------------------------------   --------------------
                                                                               OTHER
                                         U.S.      ARGENTINA     INDONESIA    FOREIGN     TOTAL      U.S.      ARGENTINA
                                       ---------   ----------    ---------    -------   ---------   -------    ---------
Oil and gas properties
    Unproved.........................       63.8        4.5         11.8         1.9         82.0      41.7        4.5
    Proved...........................    2,236.8       90.3        113.9         5.3      2,446.3   2,090.6       70.8
    Other............................       11.5      --           --           --           11.5      12.8      --
Accumulated amortization of unproved
  properties.........................      (18.9)      (2.4)        (4.4)       (1.4)       (27.1)    (12.8)      (2.4)
Accumulated depletion, depreciation
  and impairment of proved
  properties.........................   (1,523.9)     (23.4)       (63.8)       (3.5)    (1,614.6)  (1,385.9)    (15.9)
Accumulated depreciation of other oil
  and gas properties.................       (4.4)     --           --           --           (4.4)     (5.3)     --
                                       ---------   ----------    ---------    -------   ---------   -------    ---------
                                           764.9       69.0         57.5         2.3        893.7     741.1       57.0
                                       =========   ==========    =========    =======   =========   =======    =========

                                                     OTHER
                                       INDONESIA    FOREIGN     TOTAL
                                       ---------    -------   ---------
Oil and gas properties
    Unproved.........................     12.0         3.0         61.2
    Proved...........................     99.1         1.8      2,262.3
    Other............................    --           --           12.8
Accumulated amortization of unproved
  properties.........................     (3.8)       (1.8)       (20.8)
Accumulated depletion, depreciation
  and impairment of proved
  properties.........................    (39.7)       --       (1,441.5)
Accumulated depreciation of other oil
  and gas properties.................    --           --           (5.3)
                                       ---------    -------   ---------
                                          67.6         3.0        868.7
                                       =========    =======   =========

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES
     The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 (in millions of dollars):

                                                                            OTHER
                                         U.S.     ARGENTINA    INDONESIA    FOREIGN     TOTAL
                                        ------    ---------    ---------    -------   ---------
1996
  Revenues...........................    517.9       35.8         29.6        --          583.3
  Production costs
     Production and operating
        costs........................   (162.4)     (10.0)       (15.7)       (0.3)      (188.4)
     Taxes (other than income).......    (22.2)      (0.2)       --           --          (22.4)
  Cost of crude oil purchased........    (20.8)     --           --           --          (20.8)
  Exploration, including dry hole
     costs...........................    (21.9)      (0.1)        (0.6)      (11.9)       (34.5)
  Depletion, depreciation,
     amortization and impairments....   (164.9)      (7.9)       (24.6)       (5.0)      (202.4)
  Gain (loss) on disposition of
     properties......................      0.3      --           --           (0.2)         0.1
                                        ------    ---------    ---------    -------   ---------
                                         126.0       17.6        (11.3)      (17.4)       114.9
  Income taxes.......................    (49.6)      (5.3)         2.9         3.5        (48.5)
                                        ------    ---------    ---------    -------   ---------
                                          76.4       12.3         (8.4)      (13.9)        66.4
                                        ======    =========    =========    =======   =========
1995
  Revenues...........................    398.6       19.2         31.6        --          449.4
  Production costs
     Production and operating
        costs........................   (130.6)      (7.1)       (17.7)       (0.4)      (155.8)
     Taxes (other than income).......    (16.5)      (0.3)       --           --          (16.8)
  Cost of crude oil purchased........     (6.5)     --           --           --           (6.5)
  Exploration, including dry hole
     costs...........................    (13.6)      (1.2)        (3.1)       (5.5)       (23.4)
  Depletion, depreciation,
     amortization and impairments....   (143.3)      (7.0)       (10.0)       (0.5)      (160.8)
  Gain (loss) on disposition of
     properties......................     (0.2)     --           --           (0.1)        (0.3)
                                        ------    ---------    ---------    -------   ---------
                                          87.9        3.6          0.8        (6.5)        85.8
  Income taxes.......................    (34.8)      (1.1)        (1.2)       --          (37.1)
                                        ------    ---------    ---------    -------   ---------
                                          53.1        2.5         (0.4)       (6.5)        48.7
                                        ======    =========    =========    =======   =========
1994
  Revenues...........................    359.5       12.9         31.8          --        404.2
  Production costs
     Production and operating
        costs........................   (130.8)      (5.5)       (14.6)       (0.2)      (151.1)
     Taxes (other than income).......    (21.0)      (0.1)       --           --          (21.1)
  Cost of crude oil purchased........    (11.7)     --           --           --          (11.7)
  Exploration, including dry hole
     costs...........................    (14.0)      (1.2)        (1.4)       (3.8)       (20.4)
  Depletion, depreciation,
     amortization and impairments....    (99.9)      (3.8)        (9.7)       (6.3)      (119.7)
  Gain (loss) on disposition of
     properties......................      6.8        0.8           --          --          7.6
                                        ------    ---------    ---------    -------   ---------
                                          88.9        3.1          6.1       (10.3)        87.8
  Income taxes.......................    (31.0)      (0.9)        (2.6)         --        (34.5)
                                        ------    ---------    ---------    -------   ---------
                                          57.9        2.2          3.5       (10.3)        53.3
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

                                          SANTA FE ENERGY RESOURCES, INC.

                                          By /s/  JANET F. CLARK
                                                  JANET F. CLARK
                                                  VICE PRESIDENT AND CHIEF
                                                  FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)

Dated:  March 11, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE AND TITLE
               ------------------------
               JAMES L. PAYNE, Chairman
             of the Board, President and
         Chief Executive Officer and Director
            (PRINCIPAL EXECUTIVE OFFICER)

            JANET F. CLARK, Vice President
             and Chief Financial Officer
     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                      DIRECTORS
                     -----------
                 William E. Greehey             By: /s/ JANET F. CLARK
                   Melvyn N. Klein                      JANET F. CLARK
                   Allan V. Martini                     VICE PRESIDENT AND
                   Marc J. Shapiro                      CHIEF FINANCIAL OFFICER
                  Kathryn D. Wriston                    ATTORNEY IN FACT

Dated:  March 11, 1997

                        SANTA FE ENERGY RESOURCES, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1996
                            (IN MILLIONS OF DOLLARS)

===================================================================
                                        1996       1995       1994
-------------------------------------------------------------------
Accounts receivable
     Balance at the beginning of
       period........................     2.0        3.1        6.3
           Charge (credit) to
             income..................     0.5       --          0.6
           Net amounts written off...    --         (1.1)      (3.8)
                                        -----      -----      -----
     Balance at the end of period....     2.5        2.0        3.1
                                        =====      =====      =====

                               INDEX OF EXHIBITS

     A.  EXHIBITS

        EXHIBIT
         NUMBER                               DESCRIPTION
             3(a)   --  Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form S-2 Registration
                        Statement of Santa Fe Energy Resources, Inc. ("SFER,
                        Inc.") Commission File No. 33-32831).

             3(b)  --   Bylaws, as amended (incorporated by reference to Exhibit
                        3(b) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992).

             4(a)   --  Form of Certificate of Designation, Preferences and
                        Rights of the 7% Convertible Preferred Stock of SFER,
                        Inc. (incorporated by reference to Exhibit 3(b) of the Form S-4 Registration Statement of SFER, Inc.,
                        Commission File No. 33-45043).

             4(b)  --   Rights Agreement dated as of March 3, 1997, between
                        SFER, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 1 to SFER, Inc.'s Form 8-A filed February 28, 1997.)

             4(c)   --  Form of Amended Certificate of Designations of Series A
                        Junior Participating Preferred Stock of SFER, Inc.
                        (incorporated by reference to Exhibit 1 to SFER, Inc.'s
                        Form 8-A filed February 28, 1997).

             4(d)  --   Note Agreement dated as of November 19, 1996 by and
                        among Monterey Resources, Inc. and various institutional investors relating to the issuance of $175,000,000 of Senior Notes maturing in 2005 (incorporated by reference to Exhibit 10.15 to Monterey Resources, Inc.'s
                        [Commission File No. 1-12311] Annual Report on Form 10-K for the year ended December 31, 1996).

             4(e)   --  Form of Certificate of Designation of the Dividend
                        Enhanced Convertible Stock, $.732 Series A Convertible
                        Preferred Stock of SFER, Inc. (incorporated by reference to Exhibit 4.3 of the Form S-3 Registration Statement of
                        SFER, Inc., Commission File No. 33-52849).

             4(f)   --  Form of Indenture dated as of May 25, 1994 and Form of
                        Debenture relating to SFER, Inc.'s 11% Senior
                        Subordinated Debentures Due 2004 (incorporated by reference to Exhibit 4.1 of the Form S-3 Registration
                        Statement of SFER, Inc. Commission File No. 33-52849).

             4(g)  --   First Supplemental Indenture, dated as of October 21,
                        1996, between SFER, Inc. and State Street Bank and Trust
                        Company, as Trustee, relating to SFER Inc.'s 11% Senior
                        Subordinated Debentures due 2004 (incorporated by reference to Exhibit 10.1 to SFER Inc.'s Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1996).

            10(a)   --  Agreement for the Allocation of the Consolidated Federal
                        Income Tax Liability Among the Members of the Santa Fe
                        Pacific Corporation Affiliated Group, as amended, dated
                        December 23, 1983 (incorporated by reference to Exhibit
                        10.8 of the Form S-2 Registration Statement of SFER,
                        Inc. Commission File No. 33-32831).

            10(b)  --   SFER, Inc. Incentive Compensation Plan, as amended
                        (incorporated by reference to Exhibit 10(b) to SFER, Inc.'s Annual Report on Form 10-K for the year ended
                        December 31, 1995).

            10(c)   --  SFER, Inc. 1990 Incentive Stock Compensation Plan, Third
                        Amendment and Restatement (incorporated by reference to Exhibit 10(a) to SFER Inc.'s Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1996).

           *10(d)  --   Examples of Employment Agreements entered into with
                        executive officers of SFER, Inc.

           *10(e)   --  Example of Indemnification Agreements with SFER Inc.'s directors and officers.

           *10(f)   --  Spin-Off Tax Indemnification Agreement between SFER,
                        Inc. and Santa Fe Pacific Corporation.

           *10(g)  --   Agreement Concerning Taxes among SFER, Inc., certain
                        subsidiaries of SFER, Inc. and Santa Fe Pacific
                        Corporation.

        EXHIBIT
         NUMBER                               DESCRIPTION

           *10(h)  --   Santa Fe Energy Resources Supplemental Retirement Plan
                        effective as of December 4, 1990.

            10(i)   --  SFER, Inc. Deferred Compensation Plan, effective as of
                        January 1, 1991 as amended and restated, effective
                        February 1, 1994 (incorporated by reference to Exhibit
                        10(p) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

            10(j)   --  Gas Marketing Agreement, dated as of December 14, 1993, between SFER, Inc., Santa Fe Energy Operating Partners,
                        L.P. and Adobe Gas Pipeline Company (incorporated by reference to Exhibit 10(t) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

           *10(k)  --   Credit Agreement dated as of November 13, 1996 among
                        SFER, Inc., the banks signatory thereto, and The Chase
                        Manhattan Bank, as Administrative Agent and ABN AMRO
                        Bank, N.V., as Co-Agent.

            10(l)   --  Credit Agreement dated as of November 13, 1996 among
                        Monterey Resources, Inc., the Banks signatory thereto and The Chase Manhattan Bank, as Administrative Agent
                        (incorporated by reference to Exhibit 10.16 to Monterey
                        Resources, Inc.'s [Commission File No. 1-12311] Annual
                        Report on Form 10-K for the year ended December 31,
                        1996).

            10(m)  --   Agreement for the Allocation of Consolidated Federal
                        Income Tax Liability and State and Local Taxes among the members of the SFER, Inc. affiliated Group dated
                        November 19, 1996 (incorporated by reference to Exhibit
                        10.2 to Monterey Resources Inc.'s [Commission File No.
                        1-12311] Annual Report on Form 10-K for the year ended
                        December 31, 1996).

            10(n)  --   Agreement Concerning Taxes and Tax Indemnifications upon
                        Spin-Off, dated November 19, 1996, between Monterey
                        Resources, Inc. and SFER, Inc. (incorporated by reference to Exhibit 10.3 to Monterey Resources, Inc.'s
                        [Commission File No. 1-12311] Annual Report on Form 10-K for the year ended December 31, 1996).

            10(o)  --   Registration Rights and Indemnification Agreement dated
                        November 19, , 1996, between Monterey Resources, Inc.
                        and SFER, Inc. (incorporated by reference to Monterey
                        Resources, Inc.'s [Commission File No. 1-12311] Annual
                        Report on Form 10-K for the year ended December 31,
                        1996).

            10(p)  --   Agreement Regarding Shelf Registration Statement dated
                        March 24, 1995 between SFER, Inc. and HC Associates, GKH
                        Partners, L.P., GKH Investments, L.P., Ernest H.
                        Cockrell Texas Testamentary Trust and Carol Cockrell
                        Jennings Texas Testamentary Trust (incorporated by reference to Exhibit 10(o) to SFER Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).

           10(q)  --   Conveyance and Contribution Agreement dated as of
                        November 1, 1996, between Monterey Resources, Inc. and SFER, Inc. (incorporated by reference to Monterey Resources, Inc.'s [Commission File No. 1-12311] Annual Report on Form 10-K for the year ended December 31,
                        1996).

           *21      --  Subsidiaries of the registrant.

           *23(a)   --  Consent of Independent Accountants with respect to
                        Registration Statements on Form S-8 (Nos. 33-37175,
                        33-44541, 33-44542, 33-58613, 33-59253, 33-59255 and
                        333-07949).

           *23(b)  --   Consent of Ryder Scott Company with respect to
                        Registration Statements on Form S-8 (Nos. 33-37175,
                        33-44541, 33-4452, 33-58613, 33-59253, 33-59255 and
                        333-07949).

           *24      --  Powers of Attorney.

------------

     * Included in this report

     B.  REPORTS ON FORM 8-K.

           DATE            ITEM
    ------------------     -----
    February 28, 1997        5