Form 10-Q
period 1997-03-31
SANTA FE ENERGY RESOURCES INC
filed 1997-05-15
CIK 86772

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

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

        Shares of Common Stock outstanding at May 1, 1997 -- 91,538,905

================================================================================

                          PART I  FINANCIAL STATEMENTS

                                           PAGE
                                           ----
Consolidated Statement of Operations
  Three Months Ended March 31, 1997 and
  1996..................................     2
Consolidated Balance Sheet
  March 31, 1997 and December 31,
  1996..................................     3
Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1997 and
  1996..................................     4
Consolidated Statement of Shareholders'
  Equity
  Three Months Ended March 31, 1997 and
  1996..................................     5
Notes to Consolidated Financial
  Statements............................     6
Management's Discussion and Analysis of
  Financial Condition
  and Results of Operations.............    12

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Revenues
     Sales of crude oil produced.....  $   127.3  $    98.6
     Sales of natural gas produced...       36.7       24.9
     Sales of crude oil purchased....        9.6     --
     Other...........................        0.3        0.2
                                       ---------  ---------
                                           173.9      123.7
                                       ---------  ---------
Costs and Expenses
     Production and operating........       52.2       44.0
     Cost of crude oil purchased.....       10.7     --
     Exploration, including dry hole
      costs..........................        9.3        5.6
     Depletion, depreciation and
      amortization...................       33.6       32.3
     General and administrative......        7.1        6.0
     Taxes (other than income).......        7.5        6.1
     Loss (gain) on disposition of
      assets.........................       (2.3)       0.2
                                       ---------  ---------
                                           118.1       94.2
                                       ---------  ---------
Income from Operations...............       55.8       29.5
     Interest income.................        0.9        0.5
     Interest expense................       (7.7)      (9.6)
     Interest capitalized............        1.6        1.3
     Other income (expense)..........       (0.1)      (0.3)
                                       ---------  ---------
Income Before Income Taxes and
  Minority Interest..................       50.5       21.4
     Income taxes
          Current....................       (4.5)      (2.1)
          Deferred...................      (15.4)      (6.7)
                                       ---------  ---------
Income Before Minority Interest......       30.6       12.6
     Minority Interest in Monterey
      Resources, Inc.................       (2.7)    --
                                       ---------  ---------
Net Income...........................       27.9       12.6
     Preferred dividend
      requirement....................       (2.4)      (3.7)
                                       ---------  ---------
Earnings Attributable to Common
  Shares.............................  $    25.5  $     8.9
                                       =========  =========
Earnings Attributable to Common
  Shares Per Share
     Primary.........................  $    0.28  $    0.10
                                       =========  =========
     Fully diluted...................  $    0.27  $    0.10
                                       =========  =========
Weighted Average Number of Shares
  Outstanding (in millions)..........       91.2       90.4
                                       =========  =========

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                        MARCH 31,       DECEMBER 31,
                                           1997             1996
                                        ----------      ------------
                                        (UNAUDITED)

               ASSETS
Current Assets
     Cash and cash equivalents.......   $     43.6       $     14.6
     Accounts receivable.............        116.4            109.1
     Inventories.....................         13.4             13.6
     Other current assets............         17.7             35.2
                                        ----------      ------------
                                             191.1            172.5
                                        ----------      ------------
Properties and Equipment, at cost
     Oil and gas (on the basis of
      successful efforts
      accounting)....................      2,604.3          2,539.8
     Other...........................         35.6             34.4
                                        ----------      ------------
                                           2,639.9          2,574.2
     Accumulated depletion,
      depreciation, amortization and
      impairment.....................     (1,691.1)        (1,664.4)
                                        ----------      ------------
                                             948.8            909.8
                                        ----------      ------------
Other Assets
     Receivable under gas balancing
      arrangements...................          4.5              4.5
     Other...........................          6.5             33.2
                                        ----------      ------------
                                              11.0             37.7
                                        ----------      ------------
                                        $  1,150.9       $  1,120.0
                                        ==========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable................   $    101.2       $    115.4
     Income taxes payable............         25.3             21.4
     Interest payable................          4.1              6.0
     Other current liabilities.......         37.0             36.6
                                        ----------      ------------
                                             167.6            179.4
                                        ----------      ------------
Long-Term Debt.......................        274.5            278.5
                                        ----------      ------------
Deferred Revenues....................          5.5              4.0
                                        ----------      ------------
Other Long-Term Obligations..........         28.2             27.5
                                        ----------      ------------
Deferred Income Taxes................         69.2             53.8
                                        ----------      ------------
Minority Interest in Monterey
  Resources, Inc.....................         31.0             30.3
                                        ----------      ------------
Commitments and Contingencies (Note
  4).................................       --              --
                                        ----------      ------------
Convertible Preferred Stock..........         19.7             19.7
                                        ----------      ------------
Shareholders' Equity
     Preferred stock.................       --              --
     $.732 Series A preferred
      stock..........................         91.4             91.4
     Common stock....................          0.9              0.9
     Paid-in capital.................        607.0            601.3
     Accumulated deficit.............       (141.0)          (166.5)
     Unamortized restricted stock
      awards.........................         (2.8)         --
     Foreign currency translation
      adjustment.....................         (0.3)            (0.3)
                                        ----------      ------------
                                             555.2            526.8
                                        ----------      ------------
                                        $  1,150.9       $  1,120.0
                                        ==========      ============

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Operating Activities:
     Net income......................  $    27.9  $    12.6
     Adjustments to reconcile net
      income to net cash provided
       by operating activities:
          Depletion, depreciation and
            amortization.............       33.6       32.3
          Deferred income taxes......       15.4        6.7
          Net loss (gain) on
            disposition of assets....       (2.3)       0.2
          Exploratory dry hole
            costs....................        5.1        0.3
          Minority interest in
            Monterey Resources,
            Inc......................        2.7     --
          Other......................        1.0        0.5
     Changes in operating assets and
      liabilities:
          Decrease (increase) in
            accounts receivable......       (7.3)       4.0
          Decrease (increase) in
            inventories..............        0.2        0.8
          Increase (decrease) in
            accounts payable.........        6.3       14.0
          Increase (decrease) in
            interest payable.........       (1.9)       9.2
          Increase (decrease) in
            income taxes payable.....        3.9        0.1
          Net change in other assets
            and liabilities..........       38.7      (13.4)
                                       ---------  ---------
Net Cash Provided by Operating
  Activities.........................      123.3       67.3
                                       ---------  ---------
Investing Activities:
     Capital expenditures, including
      exploratory dry hole costs.....      (60.1)     (39.1)
     Acquisitions of producing
      properties.....................      (31.5)     (17.0)
     Net proceeds from sales of
      properties.....................        2.6        0.3
                                       ---------  ---------
Net Cash Used in Investing
  Activities.........................      (89.0)     (55.8)
                                       ---------  ---------
Financing Activities:
     Issuance of common stock........        1.1     --
     Net change in long-term debt....       (4.0)    --
     Cash dividends paid.............       (2.4)      (3.7)
                                       ---------  ---------
Net Cash Used in Financing
  Activities.........................       (5.3)      (3.7)
                                       ---------  ---------
Net Cash Provided in the Period......       29.0        7.8
Cash and Cash Equivalents at
  Beginning of Period................       14.6       42.6
                                       ---------  ---------
Cash and Cash Equivalents at End of
  Period.............................  $    43.6  $    50.4
                                       =========  =========

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        (SHARES AND DOLLARS IN MILLIONS)

                                               $.732
                                             SERIES A
                                            CONVERTIBLE                                                                 FOREIGN
                                          PREFERRED STOCK    COMMON STOCK                              UNAMORTIZED     CURRENCY
                                          ---------------   ---------------   PAID-IN    ACCUMULATED    RESTRICTED    TRANSLATION
                                          SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL      DEFICIT     STOCK AWARDS   ADJUSTMENT
                                          ------   ------   ------   ------   --------   -----------   ------------   -----------

Balance at December 31, 1996............   10.7    $91.4     91.0     $0.9     $ 601.3     $(166.5)       $--            $(0.3)
  Issuance of common stock..............   --       --        0.4     --           5.7      --              (2.9)        --
  Amortization of restricted stock
   awards...............................   --       --       --       --         --         --               0.1         --
  Net income............................   --       --       --       --         --           27.9        --             --
  Dividends declared....................   --       --       --       --         --           (2.4)       --             --
                                          ------   ------   ------   ------   --------   -----------   ------------   -----------
Balance at March 31, 1997...............   10.7    $91.4     91.4     $0.9     $ 607.0     $(141.0)       $ (2.8)        $(0.3)
                                          ======   ======   ======   ======   ========   ===========   ============   ===========

Balance at December 31, 1995............   10.7    $91.4     90.3     $0.9     $ 501.4     $(155.7)       $--            $(0.3)
  Issuance of common stock..............   --       --        0.2     --           2.1      --            --             --
  Net income............................   --       --       --       --         --           12.6        --             --
  Dividends declared....................   --       --       --       --         --           (3.7)       --             --
                                          ------   ------   ------   ------   --------   -----------   ------------   -----------
Balance at March 31, 1996...............   10.7    $91.4     90.5     $0.9     $ 503.5     $(146.8)       $--            $(0.3)
                                          ======   ======   ======   ======   ========   ===========   ============   ===========

                                              TOTAL
                                          SHAREHOLDERS'
                                              EQUITY
                                          --------------
Balance at December 31, 1996............      $526.8
  Issuance of common stock..............         2.8
  Amortization of restricted stock
   awards...............................         0.1
  Net income............................        27.9
  Dividends declared....................        (2.4)
                                          --------------
Balance at March 31, 1997...............      $555.2
                                          ==============
Balance at December 31, 1995............      $437.7
  Issuance of common stock..............         2.1
  Net income............................        12.6
  Dividends declared....................        (3.7)
                                          --------------
Balance at March 31, 1996...............      $448.7
                                          ==============

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1997 and the Company's results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which establishes new guidelines for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. If the provisions of FAS 128 had been in effect in the three-month periods ended March 31, 1997 and 1996 the Company's EPS would have been unchanged.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2)  STATEMENT OF CASH FLOWS

     The Company made interest and income tax payments as follows during the three months ended March 31, 1997 and 1996 (in millions of dollars):

                                        1997      1996
                                        ----      ----
Interest payments....................   9.4       --
Income tax payments..................   0.8       0.2

(3) MONTEREY RESOURCES, INC.

     In 1996 the Company formed Monterey Resources Inc. ("Monterey") to assume the operations of the Company's Western Division (the "Western Division") which conducted the Company's oil and gas operations in the State of California. In November 1996, prior to the initial public offering (the "IPO") discussed below, pursuant to a contribution and conveyance agreement (the "Contribution Agreement"), among other things: (i) the Company contributed to Monterey substantially all of the assets and properties of the Western Division, subject to the retention by the Company of a production payment, as defined below, and certain other assets; (ii) the Company retained a $30.0 million production payment (the "Production Payment") with respect to certain properties in the Midway-Sunset field; (iii) Monterey assumed all obligations and liabilities of the Company associated with or allocated to the assets and properties of the Western Division, including $245.0 million of indebtedness in respect of Santa Fe's 10.23% Series E Notes due 1997, 10.27% Series F Notes due 1998 and 10.61% Series G Notes due 2005 (the "Series E Notes", "Series F Notes" and "Series
G Notes", respectively) and (iv) Monterey agreed to purchase from the Company an $8.3 million promissory note receivable related to the sale to a third party of certain surface acreage located in Orange County, California. Also prior to the IPO, Monterey and the Company entered into a $75.0 million revolving credit facility with a group of banks (the "Monterey Credit Facility") and borrowed $16.0 million which was retained by the Company.

     In November 1996 Monterey sold 9,335,000 shares of its common stock for total consideration of $123.6 million (after deducting underwriting discounts of $9.1 million and other related costs of $2.6 million). The proceeds from the IPO were used in part to (i) repay the Series E Notes and Series F Notes ($70.0 million) and pay a prepayment penalty thereon of $2.5 million; (ii) retire the Production Payment ($30.0 million); (iii) repay the $16.0 million outstanding under the Monterey Credit Facility; and (iv) pay a $2.0 million fee with respect to a supplement to the indenture relating to the Company's 11% Senior Subordinated Debentures due 2004. Subsequent to the IPO, Monterey issued $175.0 million in aggregate principal amount of 10.61% Senior Notes due 2005 (the "Monterey Senior Notes") to holders of the

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Series G Notes in exchange for the cancellation of such notes and paid a $1.3 million consent fee in connection therewith.

     The costs and expenses related to the retirement of the Company's outstanding debt, as discussed above, and approximately $3.4 million of deferred debt issue costs and related transaction costs were reflected in the Company's 1996 Statement of Operations as an extraordinary item, net of $3.2 million in income taxes.

     At March 31, 1997, the Company owned 82.8% of Monterey's outstanding common stock. The Company has announced that it intends to distribute pro rata to its common shareholders all of the shares of Monterey's common stock that it owns by means of a tax-free distribution (the "Proposed Spin Off"). The Company's final determination to proceed will require a declaration of the Proposed Spin Off by the Company's Board of Directors. Such declaration is not expected to be made until certain conditions, including: (i) approval of the Proposed Spin Off by the Company's shareholders; and (ii) the absence of any future change in market or economic conditions (including developments in the capital markets) or the Company's or Monterey's business and financial condition that causes the Company's Board to conclude that the Proposed Spin Off is not in the best interests of the Company's shareholders. The Company has received a ruling from the Internal Revenue Service that the Proposed Spin Off will be tax-free. The Company does not expect the Proposed Spin Off to occur prior to July 1997.

     Pursuant to the terms of a letter agreement dated as of June 13, 1996, a fee will be payable by Monterey to Chase Securities Inc. and Petrie Parkman & Co., Inc. upon consummation of the Proposed Spin Off. The total amount of such fee is equal to the product of (a) the sum of the market value of the shares of Monterey distributed in the Proposed Spin Off (based upon the average closing price of Monterey's common stock during the ten trading days after the Proposed Spin Off) PLUS the aggregate principal amount of long-term indebtedness assumed by Monterey in connection with the Proposed Spin Off (which totalled $175.0 million) TIMES (b) 0.5%, LESS $1.0 million. If the market value of the Monterey common stock distributed is $16.00 per share (a recent trading price for Monterey stock), the Company estimates the total fee payable would be approximately $3.5 million, of which $1.75 million would be payable to each of Chase Securities and Petrie Parkman. In addition, a fee of $400,000 will be payable to GKH Partners, L.P., of which $200,000 will be payable by the Company and $200,000 will be payable by Monterey. One of the Company's directors is associated with Chase Securities and another is associated with GKH Partners.

     Monterey has agreed to indemnify the Company if at any time during the one-year period after the consummation of the Proposed Spin Off (or if certain tax legislation is enacted and is applicable, such longer period as is required for the Proposed Spin Off to be tax free to the Company) Monterey takes certain actions, the effects of which result in the Proposed Spin Off being taxable to the Company.

     The Company provides various administrative and financial services to Monterey, including administration of certain employee benefits plans, access to telecommunications, corporate legal assistance and certain other corporate staff and support services. The Company and Monterey have entered into a Services Agreement, terminable by either party on thirty days' notice, under which Monterey pays a fee of $120,000 per month for such services until such time as Monterey assumes full responsibility during 1997 for each of the services covered by the agreement.

(4)  COMMITMENTS AND CONTINGENCIES

    OIL AND GAS HEDGING

     From time to time the Company hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce the Company's exposure to declines in market price, the Company's gain from increases in market price may

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
be limited. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

     Crude oil sales hedges resulted in a $0.3 million increase in revenues in the first quarter of 1997 and a $3.5 million decrease in revenues in the first quarter of 1996. At March 31, 1997 the Company had open crude oil sales hedges on 819,000 barrels during the period April to July 1997. The instruments used have floors ranging from $21.00 to $23.00 per barrel and ceilings ranging from $24.00 to $27.00 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, the Company will be required to pay an amount based on the difference. Based on the March 31, 1997 settlement prices of the applicable NYMEX futures contracts, the Company would recognize a $0.9 million gain with respect to such hedges. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of the futures markets.

     At March 31, 1997 the Company had no open natural gas sales hedges. Natural gas sales hedges resulted in a decrease in revenues of $5.7 million in the first quarter of 1996.

     In addition to its oil and gas sales hedges, for the first six months of 1996 Monterey hedged 20 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Such hedges resulted in a $1.7 million increase in production and operating costs in the first quarter of 1996.

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

     The Company has been identified as one of over 250 PRPs at a Superfund site in Los Angeles County, California (the "OII Site"). The OII Site was operated by a third party as a waste disposal facility from 1948 until 1983. The EPA is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In November 1988

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company was a member of the group Coalition Undertaking Remediation Efforts ("CURE") which was responsible for constructing and operating the leachate treatment plant. This phase is now complete and the Company's share of costs with respect to this phase was $0.9 million. Another consent decree provides for the predesign, design and construction of a landfill gas treatment system to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas treatment system construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas treatment system. The Company's share of costs of this phase is expected to be $1.6 million and such costs have been provided for in the financial statements. Pursuant to consent decrees settling lawsuits against the municipalities and transporters involved with the OII site but not named by the EPA as PRPs, such parties are required to pay approximately $84 million, of which approximately $76 million will be credited against future remediation expenses. The EPA and the PRPs are currently negotiating the final closure requirements. After taking into consideration the credits from the municipalities and transporters, the Company estimates its share of final costs of closure will be approximately $0.8 million, which amount has been provided for by the Company in its financial statements. The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed in September 1994 by 95 homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. A second lawsuit has been filed by 33 additional homeowners and the Company and the other PRPs have entered into a Joint Defense Agreement. At this stage of the lawsuit the Company is not able to estimate costs or potential liability.

     In 1994 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California (the "Santa Fe Springs Site").
The Company owned the property on which the Santa Fe Springs Site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property and for a period thereafter, hazardous wastes were allegedly disposed at the Santa Fe Springs Site. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. In March 1997 the EPA issued an Amended Order for Remedial Design to the original eight PRPs plus an additional thirteen PRPs. The Amended Order directs the twenty-one PRPs to complete certain work required under the original Order, plus additional remedial design and investigative work. The total cost to complete this work and to complete the final remedy (including ongoing operations and maintenance) is currently estimated to be $5 million. Past costs incurred by the EPA for this site for which the EPA is seeking reimbursement totals approximately $6 million. The Company has provided $250,000 in its financial statements for its share of future costs at the Santa Fe Springs Site.

     In 1995 the Company and eleven other companies received notice that they have been identified as PRPs by the California Department of Toxic Substances Control (the "DTSC") as having generated and/or transported hazardous waste to the Environmental Protection Corporation ("EPC") Eastside Landfill (the "Eastside Site") during its fourteen-year operation from 1971 to 1985. EPC has since liquidated all of its assets and placed the proceeds in trust (the "EPC Trust") for closure and post-closure activities. However, these monies may not be sufficient to close the site. The PRPs have entered into an enforceable agreement with the DTSC to characterize the contamination at the site and prepare a focused remedial investigation and feasibility study. The DTSC recently designated 27 new PRPs with respect to the Eastside Site. The cost of the remedial investigation and feasibility study is estimated to be $1.0 million, the cost of which will be shared by the PRPs and the EPC Trust. The ultimate costs of subsequent phases will not be known until

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
the remedial investigation and feasibility study is completed and a remediation plan is accepted by the DTSC. The Company currently estimates final remediation could cost $2 million to $6 million and believes the monies in the EPC Trust will be sufficient to fund the lower end of this range of costs. The Company has provided $80,000 in its financial statements for its share of costs related to this site.

     Pursuant to the Contribution Agreement, Monterey agreed to indemnify and hold harmless the Company from and against any costs incurred in the future relating to environmental liabilities of the Western Division assets (other than those retained by the Company), including any costs or expenses incurred at any of the OII Site, the Santa Fe Springs Site and the Eastside Site, and any costs or liabilities that may arise in the future that are attributable to laws, rules or regulations in respect to any property or interest therein located in California and formerly owned or operated by the Western Division or its precedessors.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with eleven employees. The initial term of ten of the agreements expire on December 31, 1998; however, beginning January 1, 1998 and on each January 1 thereafter, the term is automatically extended for one-year periods, unless by September 30 of the preceding year the Company gives notice that the agreement will not be extended. The term of the agreements is automatically extended for a period of two years following a change of control. The initial term of the other agreement expires December 31, 1999 and beginning January 1, 2000, is automatically extended for one-year periods and is automatically extended for a three-year period following a change of control.

     In the event that following a change in control an employee is terminated for reasons specified in the employment agreements, the employment agreements provide for payment of certain amounts to the employee based on the employee's salary and bonus under the Company's incentive compensation plan; payout of non-vested restricted stock, phantom units, stock options, if any, and continuation of certain insurance benefits on a tax neutral basis for a period of up to 36 months. The payments and benefits are payable pursuant to the employment agreements only to the extent they are not paid out under the terms of any other plan of the Company. The payments and benefits provided by the employment agreements may be limited, with the exception of those made to Mr. Payne, by certain provisions of the Internal Revenue Code.

  CONVERTIBLE PREFERRED STOCK

     In March 1997 the Company called for redemption all outstanding shares of its $.732 Series A Convertible Preferred Stock (the "DECS") effective May 15, 1997. The redemption price, which will be payable in shares of common stock, other than cash in lieu of fractional shares, will be .6773 of a share of common stock for each DECS share. However, holders of the DECS who exercise their right of conversion prior to the close of business on May 15, 1997, will receive .8474 of a share of common stock for each DECS share. There are currently 10.7 million shares of the DECS outstanding. The Company also announced that during the period commencing April 7, 1997 and ending on July 15, 1997, the conversion rate on the Company's 1.2 million outstanding shares of Convertible Preferred Stock, Series 7% (the "7% Preferred") will be increased from the current rate of
1.3913 shares of common stock per share of 7% Preferred to a conversion rate of
1.8519 shares of common stock per share of 7% Preferred. The average closing sales price of the Company's common stock was $13.50 per share or higher for the 20 consecutive days ended May 9, 1997 and in accordance with the Certificate of Designations, Preferences and Rights of the 7% Preferred, the Company has determined that the requirements for a Special Conversion Event will be met on May 23, 1997. The Company intends to give formal notice on May 27, 1997 to the holders of the 7% Preferred of its election to mandatorily convert each of the outstanding shares into 1.8519 shares of common stock.

                        SANTA FE ENERGY RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The DECS and the 7% Preferred will be converted into approximately 9.1 million and 2.3 million shares of common stock, respectively, and the Company's preferred dividend requirement will be eliminated. The conversion of the 7% Preferred will result in a noncash reduction in earnings to common stock (which will be reflected as a preferred dividend requirement in the statement of operations) of approximately $7.6 million (assuming the market value of the Company's common stock at the time of the conversion is $13.50 per share, a recent trading price for the Company's common stock), representing the value of the common shares issued in excess of the original conversion rate. The conversion of the DECS will have no effect on the Company's earnings to common stock. Following conversion of the DECS and 7% Preferred, the Company will have approximately 102.9 million shares of common stock outstanding.

  OTHER MATTERS

     Monterey has certain long-term contracts ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $15.2 million per year (based on prices and transportation charges in effect for March 1997). In connection with the development of a gas field in Argentina in which the Company has a 19.9% working interest, a gas contract with "take-or-pay" and "delivery-or-pay" obligations was executed in 1994 with a gas distribution company.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Santa Fe Energy Resources, Inc. (the "Company") owns approximately 83% of the outstanding common stock of Monterey Resources, Inc. ("Monterey"), which conducts all of the Company's oil and gas operations in the state of California. The Company's other operations are conducted by (i) the Central Division, which operates primarily in the Permian Basin of west Texas and in southeastern New Mexico; (ii) the Gulf Division which operates in the Gulf of Mexico and adjacent onshore areas; and (iii) the International Division, which operates in areas outside the United States. References herein to the "Company" or "Consolidated" relate to operations and the results thereof including Monterey and references to "Santa Fe" relate to operations and the results thereof excluding Monterey. The Company has announced that it intends to distribute pro rata to its common shareholders all of its ownership in Monterey by means of a tax-free distribution (the "Proposed Spin Off", see -- Initial Public Offering and Proposed Spin Off).

  CONSOLIDATED

     The Company reported earnings to common shares of $25.5 million, $0.28 per share, in the first quarter of 1997, compared to earnings to common shares of $8.9 million, $0.10 per share, in the first quarter of 1996. Income from operations for the first quarter of 1997 totalled $55.8 million in the first quarter of 1997 compared to $29.5 million in the first quarter of 1996. Sales of crude oil and liquids produced averaged 79,100 barrels per day in the first quarter of 1997, the highest in any quarter in the Company's history, compared to 70,400 barrels per day in the first quarter of 1996. The Company's average hedged sales price for crude oil and liquids produced of $18.06 per barrel in the first quarter of 1997 was $2.49 per barrel higher than in the first quarter of 1996. Natural gas sales averaged 170.7 MMcf per day in the first quarter of 1997 compared to 154.0 MMcf per day in the first quarter of 1996. The Company's average hedged sales price for natural gas was $2.51 per Mcf in the first quarter of 1997 compared to $1.83 per Mcf in the same period in 1996.

  SANTA FE

     Santa Fe's sales of crude oil and liquids produced averaged 28,900 barrels per day in the first quarter of 1997, compared to 26,700 barrels per day in the first quarter of 1996 and the average hedged sales price for crude oil and liquids produced of $20.64 per barrel in the first quarter of 1997 was $3.95 per barrel higher than in the first quarter of 1996. Natural gas sales averaged
167.7 MMcf per day in the first quarter of 1997 compared to 150.3 MMcf per day in the first quarter of 1996 and the average hedged sales price for natural gas was $2.53 per Mcf in the first quarter of 1997 compared to $1.84 per Mcf in the same period in 1996.

INITIAL PUBLIC OFFERING AND PROPOSED SPINOFF

     In the third quarter of 1996 the Company announced its intention to separate its operations in the State of California from the rest of its domestic and international operations. In November such operations were assumed by Monterey which subsequently issued 9.3 million shares of its common stock in an initial public offering. The proceeds from the offering were primarily used to retire outstanding long-term debt.

     The Company has announced that it intends to distribute pro rata to its common shareholders all of its remaining ownership interest in Monterey by means of a tax-free distribution. The Proposed Spin Off is subject to certain conditions including the approval of such distribution by the Company's common shareholders, the absence of any future change in the market or economic conditions (including developments in the capital markets) or the Company's or Monterey's business or financial condition that causes the Company's Board of Directors to conclude that the Proposed Spin Off is not in its shareholders' best interests and the final declaration of the Proposed Spin Off by the Company's Board of Directors. The Company has received a ruling from the Internal Revenue Service that the distribution will be tax-free. The Proposed Spin Off is not expected to occur prior to July 1997.

     The Company is taking these actions because of its belief that its oil and gas operations have developed over time into separate businesses that operate independently and have diverging capital requirements and risk profiles. In addition, the Board of Directors believes that dividing the Company's operations into two independent companies will allow each to more efficiently develop its distinct resource base and pursue separate business opportunities while providing each with improved access to capital markets. The Board of Directors also believes that the IPO and the Proposed Spin Off will allow investors to better evaluate each business, enhancing the likelihood that each would achieve appropriate market recognition for its performance. If the Proposed Spin Off occurs, the market price of the Company's common stock will decline to reflect the distribution of the Monterey common stock.

GENERAL

  CONSOLIDATED

     As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. A material portion of the Company's crude oil production is from Monterey's long-lived fields in the San Joaquin Valley of California where enhanced oil recovery methods are being utilized. The market price of the heavy (i.e., low gravity, high viscosity) and sour (i.e., high sulfur content) crude oils produced in these fields is lower than sweeter, light (i.e., low sulfur and low viscosity) crude oils, reflecting higher transportation and refining costs. In addition, the lifting costs of heavy crude oils are generally higher than the lifting costs of light crude oils.

     The lower price received for Monterey's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for the first quarter of 1997 of $17.95 per barrel, compared to $21.05 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of prices for sweeter light crude oil). In the first quarter of 1997 Monterey's average sales price for California heavy crude oil was $16.17 per barrel, approximately 77% of the annual average posted price for WTI.

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. Since the beginning of 1996 the actual average sales price (unhedged) received by the Company ranged from a high of $18.80 per barrel in the fourth quarter of 1996 to a low of $16.12 per barrel for the first quarter of 1996. Based on operating results for the first quarter of 1997, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales prices would result in a corresponding $17.1 million change in net income and a $21.6 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program or its debt levels and related interest expense, that might result from a change in oil prices.

     The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price (unhedged) received by the Company since the beginning of 1996 for its natural gas ranged from a high of $2.51 per Mcf in the first quarter of 1997 to a low of $1.88 per Mcf in the third quarter of 1996. Based on operating results for the first quarter of 1997, the Company estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $2.6 million change in net income (net of $1.0 million in costs associated with natural gas purchased by Monterey for use in steam generation) and a $3.2 million change in cash flow from operating activities (net of $1.3 million in costs associated with natural gas purchased by Monterey for steam generation). The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's debt levels and related interest expense, that might result from a change in natural gas prices.

     All of the Company's open 1997 crude oil hedging contracts relate to Santa Fe's operations. Crude oil hedges resulted in a $0.3 million increase in revenues in the first quarter of 1997 and a $3.5 million decrease in revenues in the first quarter of 1996. In the first quarter of 1996 natural gas hedges resulted in a decrease in revenues of $5.7 million. In addition, for the first six months of 1996, 20.0 MMcf per day of the natural gas Monterey purchased for use in its steam generation operations in the San Joaquin Valley of California was hedged. Such hedges resulted in a $1.7 million increase in consolidated production and operating costs in the first quarter of 1996.

  SANTA FE

     Since the beginning of 1996 the actual average crude oil sales price (unhedged) received by Santa Fe ranged from a high of $21.47 per barrel in the fourth quarter of 1996 to a low of $17.43 per barrel for the first quarter of 1996. Based on operating results for the first quarter of 1997, Santa Fe estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales prices would result in a corresponding $6.3 million change in net income and a $7.6 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of Santa Fe's hedging program or its debt levels and related interest expense, that might result from a change in oil prices.

     The actual average sales price (unhedged) received by Santa Fe since the beginning of 1996 for its natural gas ranged from a high of $2.53 per Mcf in the first quarter of 1997 to a low of $1.91 per Mcf in the third quarter of 1996. Based on operating results for the first quarter of 1997, Santa Fe estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $3.8 million change in net income and a $4.5 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of Santa Fe's hedging program or its debt levels and related interest expense, that might result from a change in natural gas prices.

RESULTS OF OPERATIONS

  Revenues

     The following table reflects the components of the Company's crude oil and natural gas liquids and natural gas revenues:

                                         CONSOLIDATED            SANTA FE
                                     --------------------  --------------------
                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                           MARCH 31             MARCH 31,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
CRUDE OIL AND LIQUIDS PRODUCED
  Sales Volumes (MBbls/day)
    Domestic
      California Heavy.............       45.4       41.1     --         --
      Other........................       25.4       22.0       20.6       19.4
                                     ---------  ---------  ---------  ---------
                                          70.8       63.1       20.6       19.4
      Argentina....................        4.5        2.9        4.5        2.9
      Indonesia....................        3.8        4.4        3.8        4.4
                                     ---------  ---------  ---------  ---------
                                          79.1       70.4       28.9       26.7
                                     =========  =========  =========  =========
  Sales Prices ($/Bbl)
    Unhedged
      Domestic
        California Heavy...........      16.17      15.22     --         --
        Other......................      21.13      17.47      21.29      17.54
        Total......................      17.95      16.00      21.29      17.54
      Argentina....................      18.72      16.13      18.72      16.13
      Indonesia....................      18.32      17.79      18.32      17.79
      Total........................      18.01      16.12      20.50      17.43
    Hedged.........................      18.06      15.57      20.64      16.69
  Revenues ($/millions)
    Sales
      Domestic
        California Heavy...........       66.1       56.9     --         --
        Other......................       48.3       34.9       39.6       30.9
                                     ---------  ---------  ---------  ---------
                                         114.4       91.8       39.6       30.9
      Argentina....................        7.6        4.3        7.6        4.3
      Indonesia....................        6.2        7.1        6.2        7.1
    Hedging........................        0.3       (3.5)       0.3       (1.8)
    Net Profits Payments...........       (1.2)      (1.1)      (1.0)      (0.9)
                                     ---------  ---------  ---------  ---------
                                         127.3       98.6       52.7       39.6
                                     =========  =========  =========  =========
NATURAL GAS PRODUCED
  Sales Volumes (MMcf/day)
    Domestic.......................      151.5      136.3      148.5      132.6
    Foreign........................       19.2       17.7       19.2       17.7
                                     ---------  ---------  ---------  ---------
                                         170.7      154.0      167.7      150.3
                                     =========  =========  =========  =========
  Sales Prices ($/Mcf)
    Unhedged
      Domestic.....................       2.67       2.37       2.70       2.40
      Foreign......................       1.23       1.18       1.23       1.18
      Total........................       2.51       2.23       2.53       2.26
    Hedged.........................       2.51       1.83       2.53       1.84
  Revenues ($/millions)
    Sales
      Domestic.....................       36.5       29.4       36.1       29.0
      Foreign......................        2.1        1.9        2.1        1.9
                                     ---------  ---------  ---------  ---------
                                          38.6       31.3       38.2       30.9
    Hedging........................     --           (5.7)    --           (5.7)
    Net Profits Payments...........       (1.9)      (0.7)      (1.9)      (0.7)
                                     ---------  ---------  ---------  ---------
                                          36.7       24.9       36.3       24.5
                                     =========  =========  =========  =========

  CONSOLIDATED

     Revenues from the sales of crude oil and liquids produced increased from $98.6 million in the first quarter of 1996 to $127.3 million in the first quarter of 1997 reflecting improved market conditions, which resulted in an increase in the Company's unhedged average sales price from $16.12 per barrel in 1996 to $18.01 per barrel in 1997, and an increase in crude oil and liquids production from 70,400 barrels per day in 1996 to 79,100 barrels per day in 1997. Monterey's crude oil production increased 6,500 barrels per day, primarily reflecting the effect of capital spending in 1996 and reduced royalties on Federal heavy oil leases. Production from the Company's Central Division increased 1,500 barrels per day, primarily reflecting the effect of properties acquired in 1996 and early 1997, and production from the El Tordillo field in Argentina increased 1,600 barrels per day, reflecting the effect of new wells and the workover of existing wells and the acquisition of an additional 4% working interest. Indonesian production declined 600 barrels per day, primarily reflecting lower cost recovery volumes due to the payout of the government oil company's carried interest at the Salawati Island field. Revenues from the sales of crude oil and liquids produced for 1997 include a $0.3 million gain on hedging transactions compared to a $3.5 million loss on such transactions in 1996.

     Revenues from the sales of natural gas produced increased from $24.9 million in the first quarter of 1996 to $36.7 million in the first quarter of 1997, reflecting a $0.28 per Mcf increase in the Company's average unhedged sales prices and an increase in production from 154.0 MMcf per day in 1996 to
170.7 MMcf per day in 1997. Natural gas production increased 12.2 MMcf per day in the Gulf Division and 3.7 MMcf per day in the Central Division, primarily reflecting the results of exploration and development drilling, and 1.4 MMcf per day in Argentina, primarily reflecting the expansion of the gas processing plant at the Sierra Chata field. Monterey's natural gas production totalled 3.0 MMcf per day in 1997 compared to 3.7 MMcf per day in 1996. Revenues from the sales of natural gas produced in 1996 included a $5.7 million loss on hedging transactions.

     Revenues from the sales of crude oil purchased relate to the sale of crude oil purchased and blended with certain of Monterey's heavy oil production to facilitate pipeline production. The cost to purchase such crude oil is included in Costs and Expenses.

  SANTA FE

     Revenues from the sales of crude oil and liquids produced increased from $39.6 million in the first quarter of 1996 to $52.7 million in the first quarter of 1997 reflecting improved market conditions, which resulted in an increase in unhedged average sales prices from $17.43 per barrel in 1996 to $20.50 per barrel in 1997, and an increase in crude oil and liquids production from 26,700 barrels per day in 1996 to 28,900 barrels per day in 1997. The increased production reflects the previously discussed increases in Central Division and Argentine production, partially offset by the decrease in Indonesian production. Revenues from the sales of crude oil and liquids produced for 1997 include a $0.3 million gain on hedging transactions compared to a $1.8 million loss on such transactions in 1996.

     From time to time Santa Fe hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce Santa Fe's exposure to declines in market price, Santa Fe's gain from increases in market price may be limited. Santa Fe uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, Santa Fe receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, Santa Fe pays an amount based on the difference. The instruments utilized by Santa Fe differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

     Santa Fe has open crude hedges on an average of approximately 819,000 barrels for the period April to July 1997. The instruments used have floors ranging from $21 to $23 per barrel and ceilings ranging from $24 to $27 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, Santa Fe will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, Santa Fe will be required to pay an amount based on the difference. The settlement price for April 1997 was $19.70 per barrel. The following table reflects estimated amounts due to or from Santa Fe assuming the stated settlement prices are in effect for the entire period the aforementioned hedges are in effect.

                                  SETTLEMENT PRICE       DUE TO (FROM) COMPANY
                                (DOLLARS PER BARREL)     (MILLIONS OF DOLLARS)
                                --------------------     ---------------------
                                      26.00                       (0.2)
                                      25.00                       (0.1)
                                  23.00 - 24.00                     --
                                      22.00                        0.1
                                      21.00                        0.5
                                      20.00                        1.2
                                      19.00                        2.1

     Crude oil hedges resulted in a $0.3 million increase in revenues in the first quarter of 1997 and a $1.8 million decrease in revenues in the first quarter of 1996.

     Santa Fe has no open natural gas hedges. In the first quarter of 1996 natural gas hedges resulted in a decrease in revenues of $5.7 million.

  Costs and Expenses

     The following table sets forth certain costs and expenses, expressed in millions of dollars and in dollars per barrel of oil equivalent ("BOE") produced during the period:

                                              CONSOLIDATED            SANTA FE
                                          --------------------  --------------------
                                           THREE MONTHS ENDED    THREE MONTHS ENDED
                                               MARCH 31,             MARCH 31,
                                          --------------------  --------------------
                                            1997       1996       1997       1996
                                          ---------  ---------  ---------  ---------
IN MILLIONS OF DOLLARS
Production and operating costs(a).......       52.2       44.0       21.0       19.5
Exploration, including dry hole costs...        9.3        5.6        9.0        5.3
Depletion, depreciation and
  amortization..........................       33.6       32.3       24.3       23.8
General and administrative..............        7.1        6.0        4.4        4.1
Taxes, other than income(b).............        7.5        6.1        4.9        4.2
Interest income.........................        0.9        0.5        0.4        0.5
Interest expense........................        7.7        9.6        3.0        3.2
Interest capitalized....................        1.6        1.3        1.3        1.2
IN DOLLARS PER BOE
Production and operating costs(a).......       5.39       5.03       4.11       4.13
Exploration, including dry hole costs...       0.96       0.64       1.76       1.12
Depletion, depreciation and
  amortization..........................       3.48       3.70       4.76       5.04
General and administrative..............       0.73       0.69       0.86       0.87
Taxes, other than income(b).............       0.77       0.70       0.96       0.89
Interest expense, net(c)................       0.54       0.89       0.24       0.33

------------

(a) Excluding related production, severance and ad valorem taxes.

(b) Includes production, severance and ad valorem taxes.

(c) Reflects interest expense less amounts capitalized and interest income.

  CONSOLIDATED

     Consolidated costs and expenses totalled $118.1 million in the first quarter of 1997 compared to $94.2 million in the first quarter of 1996. Production and operating costs increased $8.2 million, primarily due to a $6.7 million increase in Monterey's costs. The increase in Monterey's costs primarily reflects higher production volumes, prices and volumes for natural gas purchased in connection with steam generation operations and costs related to properties acquired in 1996. Costs associated with Central Division properties increased $1.2 million, principally due to costs related to properties acquired in 1996 and early 1997. Exploration expense increased $3.7 million, primarily reflecting higher dry hole costs ($4.7 million) partially offset by lower geological and geophysical expenditures ($2.2 million). General and administrative expense increased $1.1 million, primarily due to a $0.8 million increase in Monterey's expenses, reflecting additional costs related to Monterey becoming a publicly-traded company. The increase in taxes other than income primarily reflects higher production and severance taxes due to higher prices and volumes ($0.7 million) and higher property taxes ($0.5 million).

     Interest expense for the first quarter of 1997 is $1.9 million lower than the first quarter of 1996 primarily reflecting the retirement of certain of Monterey's long-term debt.

     The decrease in the Company's preferred dividend requirement results from the repurchase of 3.8 million shares of Convertible Preferred Stock, 7% Series (the "7% Preferred") in the fourth quarter of 1996.

  SANTA FE

     Costs and expenses totalled $61.3 million in the first quarter of 1997 compared to $57.1 million in the first quarter of 1996. Production and operating costs increased $1.5 million, primarily due to costs associated with Central Division properties acquired in 1996 and early 1997 ($1.2 million). Exploration expense increased $3.7 million, primarily reflecting higher dry hole costs ($4.7 million) partially offset by lower geological and geophysical expenditures ($2.2 million). The increase in taxes other than income primarily reflects higher production and severance taxes due to higher prices and volumes.

  Earnings Per Share

  CONSOLIDATED

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which establishes new guidelines for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. If the provisions of FAS 128 had been in effect in the three-month periods ended March 31, 1997 and 1996 the Company's EPS would have been unchanged.

LIQUIDITY AND CAPITAL RESOURCES

  CONSOLIDATED

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 33% over the five years ended December 31, 1996; however, no assurances can be given that such increase will occur in the future. Historically, the Company has generally funded development and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of the Company's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. EBITDA (income from operations before depletion, depreciation and amortization and gain or loss on disposition of assets) totalled $87.1 million in the first quarter of 1997; net cash used for capital expenditures and producing property acquisitions in such period totalled $91.6 million.

     The $38.7 million net change in other assets and liabilities (a source of funds provided by operating activities) in the first quarter of 1997 principally reflects a decrease in other assets, primarily due to the release of $24.2 million escrowed in the fourth quarter of 1996 related to a producing property acquisition which was completed in January 1997, and a decrease in other current assets, primarily due to a decrease in cash advanced to the operators of joint interest oil and gas properties.

     In March 1997 the Company called for redemption all outstanding shares of its $.732 Series A Convertible Preferred Stock (the "DECS") effective May 15, 1997. The redemption price, which will be payable in shares of common stock, other than cash in lieu of fractional shares, will be .6773 of a share of common stock for each DECS share. However, holders of the DECS who exercise their right of conversion prior to the close of business on May 15, 1997, will receive .8474 of a share of common stock for each DECS share. There are currently 10.7 million shares of the DECS outstanding. The Company also announced that during the period commencing April 7, 1997 and ending on July 15, 1997, the conversion rate on the Company's 1.2 million outstanding shares of 7% Preferred will be increased from the current rate of 1.3913 shares of common stock per share of 7% Preferred to a conversion rate of 1.8519 shares of common stock per share of 7% Preferred. The average closing sales price of the Company's common stock was $13.50 per share or higher for the 20 consecutive days ended May 9, 1997 and in accordance with the Certificate of Designations, Preferences and Rights of the 7% Preferred, the Company has determined that the requirements for a Special Conversion Event will be met on May 23, 1997. The Company intends to give formal notice on May 27, 1997 to the holders of the 7% Preferred of its election to mandatorily convert each of the outstanding shares into 1.8519 shares of common stock.

     The DECS and the 7% Preferred will be converted into approximately 9.1 million and 2.3 million shares of common stock, respectively, and the Company's preferred dividend requirement will be eliminated. The conversion of the 7% Preferred will result in a noncash reduction in earnings to common stock (which will be reflected as a preferred dividend requirement in the statement of operations) of approximately $7.6 million (assuming the market value of the Company's common stock at the time of the conversion is $13.50 per share, a recent trading price for the Company's common stock), representing the value of the common shares issued in excess of the original conversion rate. The conversion of the DECS will have no effect on the Company's earnings to common stock. Following conversion of the DECS and 7% Preferred, the Company will have approximately 102.9 million shares of common stock outstanding.

     Monterey intends to pay its shareholders a quarterly dividend of $0.15 per share. The first dividend, consisting of a prorated dividend of $0.22 per share in respect of Monterey's first partial quarter which ended December 31, 1996 and its first full quarter ending March 31, 1997, was paid in April 1997. Santa Fe received a total of $10.0 million with respect to the 45.4 million shares that it currently holds. To the extent Monterey continues to pay such dividends, Santa Fe will receive dividends of approximately $6.8 million per quarter (assuming a quarterly dividend of $0.15 per share) until the Proposed Spin Off is consummated. Such amounts would be available to fund Santa Fe's operations.

     Effective November 13, 1996 Monterey entered into the Monterey Credit Agreement which matures November 13, 2000. The Monterey Credit Agreement permits Monterey to obtain revolving credit loans and issue letters of credit up to an aggregate amount of up to $75.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $15.0 million. Borrowings under the Monterey Credit Agreement are unsecured and interest rates are tied to the bank's prime rate or eurodollar offering rate, at the option of Monterey. At March 31, 1997 no loans or letters of credit were outstanding under the terms of the Monterey Credit Agreement.

     In November 1996 Monterey issued the Monterey Senior Notes which were exchanged for $175.0 million of senior notes previously issued by Santa Fe. The Monterey Senior Notes bear interest at 10.61% per annum and are payable in full in 2005. Monterey is required to repay, without premium, $25.0 million of the principal amount each year from 1999 through 2005.

     Certain of the credit agreements and the indenture for the Debentures include covenants that restrict Santa Fe and Monterey's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at March 31, 1997 Santa Fe could incur up to $478.5 million of additional indebtedness and pay dividends of up to $42.9 million on its aggregate capital stock (including its common stock, 7% Preferred and DECS). At March 31, 1997, under the most restrictive of these covenants, Monterey could incur up to $245.2 million of additional indebtedness and pay dividends of $65.5 million on its common stock. Monterey is prohibited from paying more than $31.0 million in dividends to Santa Fe in any fiscal year prior to the consummation of the Proposed Spin Off.

     At March 31, 1997 the Company had outstanding letters of credit totalling $6.0 million, $2.3 million of which related to the operations of Monterey.

  SANTA FE

     Over the last five years proved reserves (net of production and sales) have increased by approximately 76%; however, no assurances can be given that such increase will occur in the future. EBITDA totalled $49.7 million in the first quarter of 1997 and net cash used for capital expenditures and producing property acquisitions in such period totalled $74.0 million.

     Effective November 13, 1996 Santa Fe entered into a revolving credit agreement (the "Santa Fe Credit Agreement") which matures November 13, 2001. The Santa Fe Credit Agreement permits Santa Fe to obtain revolving credit loans and issue letters of credit up to an aggregate amount of up to $150.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $30.0 million. Borrowings under the Santa Fe Credit Agreement are unsecured and interest rates are tied to the bank's prime rate or eurodollar offering rate, at the option of Santa Fe. At March 31, 1997, no loans or letters of credit were outstanding under the terms of the Santa Fe Credit Agreement.

     The Santa Fe Credit Agreement and the indenture for the Debentures include covenants that restrict Santa Fe's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at March 31, 1997 Santa Fe could incur up to $478.5 million of additional indebtedness and pay dividends of up to $42.9 million on its aggregate capital stock (including its common stock, 7% Preferred and DECS).

     Santa Fe has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At March 31, 1997 no amounts were outstanding under these lines of credit.

     At March 31, 1997 Santa Fe had outstanding letters of credit totalling $3.7 million.

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

DIVIDENDS

     Dividends on the Company's 7% Preferred and DECS are cumulative at an annual rate of $1.40 per share and $0.732 per share, respectively. No dividends may be declared or paid with respect to the Company's common stock if any dividends with respect to the 7% Preferred or DECS are in arrears. None of the dividends with respect to the Company's 7% Preferred and DECS are in arrears. The Company has called for the redemption of the DECS and increased the conversion rate with respect to the 7% Preferred, see -- Liquidity and Capital Resources. The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is in the sole discretion of the Company's Board of Directors and will depend on dividend requirements with respect to the preferred stock, the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.

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

                                    PART II
                               OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

               None

     (b)  Reports on Form 8-K

      Date                Item
  April 7, 1997             5

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

Houston, Texas
May 14, 1997