Form 10-Q
period 1997-06-30
SANTA FE ENERGY RESOURCES INC
filed 1997-08-13
CIK 86772

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

                      FOR THE QUARTER ENDED JUNE 30, 1997

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Shares of Common Stock outstanding at July 31, 1997 -- 102,817,240
================================================================================

                          PART I  FINANCIAL STATEMENTS

                                                  PAGE
                                                  ----
Consolidated Statement of Operations
  Three Months and Six Months Ended June
  30, 1997 and 1996............................     2
Consolidated Balance Sheet
  June 30, 1997 and December 31, 1996..........     3
Consolidated Statement of Cash Flows
  Three Months and Six Months Ended June
  30, 1997 and 1996............................     4
Consolidated Statement of Shareholders'
  Equity
  Three Months and Six Months Ended June
  30, 1997 and 1996............................     5
Notes to Consolidated Financial
  Statements...................................     6
Management's Discussion and Analysis of
  Financial Condition
  and Results of Operations....................    12

                         SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
Revenues
     Sales of crude oil produced.....  $   109.1  $   110.9  $   236.4  $   209.5
     Sales of natural gas produced...       30.5       24.9       67.2       49.8
     Sales of crude oil purchased....       10.3        1.2       19.9        1.2
     Other...........................       (0.1)       0.5        0.2        0.7
                                       ---------  ---------  ---------  ---------
                                           149.8      137.5      323.7      261.2
                                       ---------  ---------  ---------  ---------
Costs and Expenses
     Production and operating........       49.4       44.3      101.6       88.3
     Cost of crude oil purchased.....       10.7        1.1       21.4        1.1
     Exploration, including dry hole
       costs.........................       10.1        5.9       19.4       11.5
     Depletion, depreciation and
       amortization..................       35.5       35.1       69.1       67.4
     Impairment of oil and gas
       properties....................     --           10.4     --           10.4
     General and administrative......       10.1        7.9       17.2       13.9
     Taxes (other than income).......        6.6        6.5       14.1       12.6
     Loss (gain) on disposition of
       assets........................        0.2        0.3       (2.1)       0.5
                                       ---------  ---------  ---------  ---------
                                           122.6      111.5      240.7      205.7
                                       ---------  ---------  ---------  ---------
Income from Operations...............       27.2       26.0       83.0       55.5
     Interest income.................        0.9        0.5        1.8        1.0
     Interest expense................       (7.8)      (9.7)     (15.5)     (19.3)
     Interest capitalized............        1.9        1.2        3.5        2.5
     Other income (expense)..........       (0.2)      (0.2)      (0.3)      (0.5)
                                       ---------  ---------  ---------  ---------
Income Before Income Taxes and
  Minority Interest..................       22.0       17.8       72.5       39.2
     Income taxes
          Current....................       (0.6)      (1.9)      (5.1)      (4.0)
          Deferred...................       (7.3)       1.5      (22.7)      (5.2)
                                       ---------  ---------  ---------  ---------
Income Before Minority Interest......       14.1       17.4       44.7       30.0
     Minority Interest in Monterey
       Resources, Inc................       (1.6)    --           (4.3)    --
                                       ---------  ---------  ---------  ---------
Net Income...........................       12.5       17.4       40.4       30.0
     Preferred dividend
       requirement...................       (1.2)      (3.7)      (3.6)      (7.4)
     Convertible preferred premium...       (8.5)    --           (8.5)    --
                                       ---------  ---------  ---------  ---------
Earnings Attributable to Common
  Shares.............................  $     2.8  $    13.7  $    28.3  $    22.6
                                       =========  =========  =========  =========
Earnings Attributable to Common
  Shares Per Share
     Primary.........................  $    0.03  $    0.15  $    0.30  $    0.25
                                       =========  =========  =========  =========
Weighted Average Number of Shares
  Outstanding (in millions)..........       97.0       90.6       94.1       90.5
                                       =========  =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                         JUNE 30,        DECEMBER 31,
                                           1997              1996
                                        -----------      ------------
                                        (UNAUDITED)

               ASSETS
Current Assets
     Cash and cash equivalents.......    $     41.9       $     14.6
     Accounts receivable.............          99.4            109.1
     Inventories.....................          15.5             13.6
     Other current assets............          22.8             35.2
                                        -----------      ------------
                                              179.6            172.5
                                        -----------      ------------
Properties and Equipment, at cost
     Oil and gas (on the basis of
      successful efforts
      accounting)....................       2,665.8          2,539.8
     Other...........................          36.9             34.4
                                        -----------      ------------
                                            2,702.7          2,574.2
     Accumulated depletion,
      depreciation, amortization and
      impairment.....................      (1,724.3)        (1,664.4)
                                        -----------      ------------
                                              978.4            909.8
                                        -----------      ------------
Other Assets
     Receivable under gas balancing
      arrangements...................           2.9              4.5
     Other...........................           6.3             33.2
                                        -----------      ------------
                                                9.2             37.7
                                        -----------      ------------
                                         $  1,167.2       $  1,120.0
                                        ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable................    $    101.4       $    115.4
     Income taxes payable............          16.9             21.4
     Interest payable................           6.0              6.0
     Other current liabilities.......          26.2             36.6
                                        -----------      ------------
                                              150.5            179.4
                                        -----------      ------------
Long-Term Debt.......................         284.5            278.5
                                        -----------      ------------
Deferred Revenues....................           7.4              4.0
                                        -----------      ------------
Other Long-Term Obligations..........          29.5             27.5
                                        -----------      ------------
Deferred Income Taxes................          76.5             53.8
                                        -----------      ------------
Minority Interest in Monterey
  Resources, Inc.....................          31.3             30.3
                                        -----------      ------------
Commitments and Contingencies (Note
  5).................................       --               --
                                        -----------      ------------
Convertible Preferred Stock..........       --                  19.7
                                        -----------      ------------
Shareholders' Equity
     Preferred stock.................       --               --
     $.732 Series A preferred
      stock..........................       --                  91.4
     Common stock....................           1.0              0.9
     Paid-in capital.................         727.3            601.3
     Accumulated deficit.............        (138.2)          (166.5)
     Unamortized restricted stock
      awards.........................          (2.3)         --
     Foreign currency translation
      adjustment.....................          (0.3)            (0.3)
                                        -----------      ------------
                                              587.5            526.8
                                        -----------      ------------
                                         $  1,167.2       $  1,120.0
                                        ===========      ============

   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
Operating Activities:
     Net income......................  $    12.5  $    17.4  $    40.4  $    30.0
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Depletion, depreciation and
             amortization............       35.5       35.1       69.1       67.4
          Impairment of oil and gas
             properties..............     --           10.4     --           10.4
          Deferred income taxes......        7.3       (1.5)      22.7        5.2
          Net loss (gain) on
             disposition of assets...        0.2        0.3       (2.1)       0.5
          Exploratory dry hole
             costs...................        3.2        1.1        8.3        1.4
          Minority interest in
             Monterey Resources,
             Inc.....................        1.6     --            4.3     --
          Other......................        1.4        0.9        2.4        1.4
     Changes in operating assets and
       liabilities:
          Decrease (increase) in
             accounts receivable.....       17.0       (4.3)       9.7       (0.3)
          Decrease (increase) in
             inventories.............       (2.1)      (2.0)      (1.9)      (1.2)
          Increase (decrease) in
             accounts payable........       (7.6)      (4.5)      (1.3)       9.5
          Increase (decrease) in
             interest payable........        1.9       (9.2)    --         --
          Increase (decrease) in
             income taxes payable....       (8.4)       1.3       (4.5)       1.4
          Net change in other assets
             and liabilities.........       (9.4)      14.2       29.3        0.8
                                       ---------  ---------  ---------  ---------
Net Cash Provided by Operating
  Activities.........................       53.1       59.2      176.4      126.5
                                       ---------  ---------  ---------  ---------
Investing Activities:
     Capital expenditures, including
       exploratory dry hole costs....      (57.6)     (45.3)    (117.7)     (84.4)
     Acquisitions of producing
       properties....................       (3.2)     (18.3)     (34.7)     (35.3)
     Net proceeds from sales of
       properties....................        0.3        0.1        2.9        0.4
                                       ---------  ---------  ---------  ---------
Net Cash Used in Investing
  Activities.........................      (60.5)     (63.5)    (149.5)    (119.3)
                                       ---------  ---------  ---------  ---------
Financing Activities:
     Issuance of common stock........        0.5        0.9        1.6        0.9
     Net change in long-term debt....       10.0     --            6.0     --
     Cash dividends paid.............       (4.8)      (3.7)      (7.2)      (7.4)
                                       ---------  ---------  ---------  ---------
Net Cash Used in Financing
  Activities.........................        5.7       (2.8)       0.4       (6.5)
                                       ---------  ---------  ---------  ---------
Net Cash Provided in the Period......       (1.7)      (7.1)      27.3        0.7
Cash and Cash Equivalents at
  Beginning of Period................       43.6       50.4       14.6       42.6
                                       ---------  ---------  ---------  ---------
Cash and Cash Equivalents at End of
  Period.............................  $    41.9  $    43.3  $    41.9  $    43.3
                                       =========  =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        (SHARES AND DOLLARS IN MILLIONS)

                                               $.732
                                             SERIES A
                                            CONVERTIBLE                                                                 FOREIGN
                                          PREFERRED STOCK    COMMON STOCK                              UNAMORTIZED     CURRENCY
                                          ---------------   ---------------   PAID-IN    ACCUMULATED    RESTRICTED    TRANSLATION
                                          SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL      DEFICIT     STOCK AWARDS   ADJUSTMENT
                                          ------   ------   ------   ------   --------   -----------   ------------   -----------

Balance at December 31, 1996............    10.7   $91.4      91.0    $0.9     $ 601.3     $(166.5)       $--            $(0.3)
  Issuance of common stock
     Employee stock compensation and
       savings plans....................    --      --         0.4    --           6.6      --              (2.9)        --
     Redemption of Convertible Preferred
       Stock, 7% Series.................    --      --         2.3    --          28.1        (8.5)       --             --
     Redemption of $.732
       Series A Preferred Stock.........   (10.7)  (91.4 )     9.1     0.1        91.3      --            --             --
  Amortization of restricted stock
   awards...............................    --      --        --      --         --         --               0.6         --
  Net income............................    --      --        --      --         --           40.4        --             --
  Dividends declared....................    --      --        --      --         --           (3.6)       --             --
                                          ------   ------   ------   ------   --------   -----------   ------------   -----------
Balance at June 30, 1997................    --     $--       102.8    $1.0     $ 727.3     $(138.2)       $ (2.3)        $(0.3)
                                          ======   ======   ======   ======   ========   ===========   ============   ===========

Balance at December 31, 1995............    10.7   $91.4      90.3    $0.9     $ 501.4     $(155.7)       $--            $(0.3)
  Issuance of common stock
     Employee stock compensation and
       savings plans....................    --      --         0.3    --           3.2      --            --             --
  Net income............................    --      --        --      --         --           30.0        --             --
  Dividends declared....................    --      --        --      --         --           (7.4)       --             --
                                          ------   ------   ------   ------   --------   -----------   ------------   -----------
Balance at June 30, 1996................    10.7   $91.4      90.6    $0.9     $ 504.6     $(133.1)       $--            $(0.3)
                                          ======   ======   ======   ======   ========   ===========   ============   ===========

                                              TOTAL
                                          SHAREHOLDERS'
                                              EQUITY
                                          --------------
Balance at December 31, 1996............      $526.8
  Issuance of common stock
     Employee stock compensation and
       savings plans....................         3.7
     Redemption of Convertible Preferred
       Stock, 7% Series.................        19.6
     Redemption of $.732
       Series A Preferred Stock.........      --
  Amortization of restricted stock
   awards...............................         0.6
  Net income............................        40.4
  Dividends declared....................        (3.6)
                                          --------------
Balance at June 30, 1997................      $587.5
                                          ==============
Balance at December 31, 1995............      $437.7
  Issuance of common stock
     Employee stock compensation and
       savings plans....................         3.2
  Net income............................        30.0
  Dividends declared....................        (7.4)
                                          --------------
Balance at June 30, 1996................      $463.5
                                          ==============

   The accompanying notes are an integral part of these financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Santa Fe Energy Resources, Inc. (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1997 and the Company's results of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which establishes new guidelines for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. If the provisions of FAS 128 had been in effect in the three-month and six-month periods ended June 30, 1997 and 1996 the Company's EPS would have been unchanged.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2)  STATEMENT OF CASH FLOWS

     The Company made interest and income tax payments as follows during the three month and six-month periods ended June 30, 1997 and 1996 (in millions of dollars):

                                         THREE MONTHS           SIX MONTHS
                                         ENDED JUNE 30        ENDED JUNE 30
                                        ---------------      ----------------
                                        1997      1996       1997       1996
                                        ----      -----      -----      -----
Interest payments....................   $5.9      $18.5      $15.3      $18.5
Income tax payments..................    8.6        1.9        9.4        2.1

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

     In November 1996 Monterey sold 9,335,000 shares of its common stock for total consideration of $123.6 million (after deducting underwriting discounts of $9.1 million and other related costs of $2.6 million). The proceeds from the IPO were used in part to (i) repay the Series E Notes and Series F Notes ($70.0 million) and pay a prepayment penalty thereon of $2.5 million; (ii) retire the Production Payment ($30.0 million); (iii) repay the $16.0 million outstanding under the Monterey Credit Facility; and (iv) pay a

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
$2.0 million fee with respect to a supplement to the indenture relating to the Company's 11% Senior Subordinated Debentures due 2004. Subsequent to the IPO, Monterey issued $175.0 million in aggregate principal amount of 10.61% Senior Notes due 2005 (the "Monterey Senior Notes") to holders of the Series G Notes in exchange for the cancellation of such notes and paid a $1.3 million consent fee in connection therewith.

     The costs and expenses related to the retirement of the Company's outstanding debt, as discussed above, and approximately $3.4 million of deferred debt issue costs and related transaction costs were reflected in the Company's 1996 Statement of Operations as an extraordinary item, net of $3.2 million in income taxes.

     At June 30, 1997, the Company owned 82.8% of Monterey's outstanding common stock. On July 25, 1997 the Company distributed pro rata to its common shareholders all of the shares of Monterey's common stock that it owned by means of a tax-free distribution (the "Spin Off"). Pursuant to the terms of a letter agreement dated as of June 13, 1996, upon consummation of the Spin Off, a fee is payable by Monterey to Chase Securities Inc. and Petrie Parkman & Co., Inc. of $3.3 million, one-half of which will be paid to each of Chase Securities and Petrie Parkman. In addition, a fee of $400,000 was paid to GKH Partners, L.P., of which $200,000 was paid by the Company and $200,000 was paid by Monterey. One of the Company's directors is associated with Chase Securities and another is associated with GKH Partners.

     Monterey has agreed to indemnify the Company if at any time during the one-year period after the consummation of the Spin Off (or if certain tax legislation is enacted and is applicable, such longer period as is required for the Spin Off to be tax free to the Company) Monterey takes certain actions, the effects of which result in the Spin Off being taxable to the Company.

     The Company provides various administrative and financial services to Monterey, including administration of certain employee benefits plans, access to telecommunications, corporate legal assistance and certain other corporate staff and support services. The Company and Monterey have entered into a Services Agreement, terminable by either party on thirty days' notice, under which Monterey pays a fee of $120,000 per month for such services until such time as Monterey assumes full responsibility during 1997 for each of the services covered by the agreement. The agreement is expected to be terminated by the end of the third quarter of 1997.

     The following table sets forth certain financial information for the Company, on a proforma basis assuming that the Spin Off occurred prior to the beginning of the periods presented(1):

                                          THREE MONTHS
                                              ENDED           SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                        -----------------     -----------------
                                         1997       1996       1997       1996
                                        ------     ------     ------     ------
                                         (MILLIONS OF DOLLARS, EXCEPT AS NOTED)
Revenues.............................   $ 75.1     $ 69.2     $164.2     $133.3
Income (loss) from operations........      9.1       (2.1)      36.8        4.9
Net income (loss)....................      4.8        2.9       21.8        6.3
Earnings (loss) to common shares.....     (4.9)      (0.8)       9.7       (1.1)
Earnings (loss) to common shares per
  share (in dollars).................    (0.05)     (0.01)      0.10      (0.01)
------------

(1) Does not give effect to (i) $3.7 million in advisory fees payable upon consummation of the Spin Off, $3.5 million of which is payable by Monterey and $0.2 million of which is payable by Santa Fe, (ii) $1.1 million of related costs and expenses ($0.8 million after giving effect to related income taxes) and (iii) $0.7 million in compensation expense resulting from the Spin Off with respect to certain outstanding shares of restricted Common Stock.

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

(4)  CONVERTIBLE PREFERRED STOCK

     In the second quarter of 1997 the Company redeemed all 10.7 million outstanding shares of its $.732 Series A Convertible Preferred Stock (the "DECS") for 9.1 million shares of common stock and converted all 1.2 million outstanding shares of its Convertible Preferred Stock, Series 7% (the "7% Preferred") for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a noncash reduction in earnings to common shares (which is reflected as a convertible preferred premium in the statement of operations) of $8.5 million. The conversion of the DECS had no effect on the Company's earnings to common shares.

(5)  COMMITMENTS AND CONTINGENCIES

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

     Crude oil sales hedges resulted in an increase in revenues of $1.4 million in the second quarter of 1997 and $1.7 million in the first six months of 1997 and a decrease in revenues of $5.5 million in the second quarter of 1996 and $9.0 million in the first six months of 1996. At June 30, 1997 the Company had open crude oil sales hedges on 646,000 barrels during the period July to October 1997. The instruments used have floors ranging from $20.00 to $21.00 per barrel and ceilings ranging from $20.14 to $23.82 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, the Company will be required to pay an amount based on the difference. Based on the July 1997 settlement price of the applicable NYMEX futures contract, the Company would recognize a $0.4 million gain with respect to such hedges at June 30, 1997. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of the futures markets.

     The Company has had no open natural gas sales hedges during 1997. Natural gas sales hedges resulted in a decrease in revenues of $5.1 million in the second quarter of 1996 and $10.8 million in the first six months of 1996.

     In addition to its oil and gas sales hedges, for the first six months of 1996 Monterey hedged 20 MMcf per day of the natural gas it purchases for use in its steam generation operations in the San Joaquin Valley of California. Such hedges resulted in a $1.5 million increase in production and operating costs in the second quarter of 1996 and $3.2 million in the first six months of 1996.

  ENVIRONMENTAL REGULATION

     Federal, state and local laws and regulations relating to environmental quality control affect the Company in all of its oil and gas operations. The Comprehensive Environmental Response, Compensation

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the Environmental Protection Agency (the "EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". The
Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed. Certain properties owned or used by the Company or its predecessors have been investigated under state and Federal Superfund statutes, and the Company has been and could be named a potentially responsible party ("PRP") for the cleanup of some of these sites.

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

     In 1994 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California (the "Santa Fe Springs

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
Site"). The Company owned the property on which the Santa Fe Springs Site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property and for a period thereafter, hazardous wastes were allegedly disposed at the Santa Fe Springs Site. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. In March 1997 the EPA issued an Amended Order for Remedial Design to the original eight PRPs plus an additional thirteen PRPs. The Amended Order directs the twenty-one PRPs to complete certain work required under the original Order, plus additional remedial design and investigative work. The total cost to complete this work and to complete the final remedy (including ongoing operations and maintenance) is currently estimated to be $5 million. Past costs incurred by the EPA for this site for which the EPA is seeking reimbursement totals approximately $6 million. The Company has provided $250,000 in its financial statements for its share of future costs at the Santa Fe Springs Site.

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

                         SANTA FE ENERGY RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

  OTHER MATTERS

     Monterey has certain long-term contracts ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $12.2 million per year (based on prices and transportation charges in effect for June 1997).

     In connection with the development of a gas field in Argentina in which the Company has a 19.9% working interest, a gas contract with "take-or-pay" and "delivery-or-pay" obligations was executed in 1994 with a gas distribution company.

     On July 24, 1997 the Company announced that an exploratory well in which it was a participant was determined to be nonproductive. The Company's share of the cost of the well, approximately $2.2 million (approximately $1.4 million after the effect of related income taxes), will be included in the Company's results of operations in the third quarter of 1997.

     On July 24, Monterey acquired all of the outstanding common shares of McFarland Energy, Inc. ("McFarland"), for $106.2 million in cash ($18.55 per share for each of the 5.7 million outstanding common shares of McFarland.) Monterey borrowed $100 million under the terms of a credit agreement to fund the acquisition.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     At June 30, 1997 Santa Fe Energy Resources, Inc. (the "Company") owned approximately 83% of the outstanding common stock of Monterey Resources, Inc. ("Monterey"), which conducts all of the Company's oil and gas operations in the state of California. The Company's other operations are conducted by (i) the Central Division, which operates primarily in the Permian Basin of west Texas and in southeastern New Mexico; (ii) the Gulf Division which operates in the Gulf of Mexico and adjacent onshore areas; and (iii) the International Division, which operates in areas outside the United States. References herein to the "Company" or "Consolidated" relate to operations and the results thereof including Monterey and references to "Santa Fe" relate to operations and the results thereof excluding Monterey. The Company distributed pro rata to its common shareholders all of its ownership in Monterey by means of a tax-free distribution (the "Spin Off", see -- Initial Public Offering and Spin Off) on July 25, 1997.

  CONSOLIDATED

     The Company reported earnings to common shares of $2.8 million, $0.03 per share, in the second quarter of 1997, compared to earnings to common shares of $13.7 million, $0.15 per share, in the second quarter of 1996. Income from operations for the second quarter of 1997 totalled $27.2 million compared to $26.0 million in the second quarter of 1996. Sales of crude oil and liquids produced averaged 79,100 barrels per day in the second quarter of 1997, which equaled the highest quarter in the Company's history, compared to 74,300 barrels per day in the second quarter of 1996. The Company's average hedged sales price for crude oil and liquids produced of $15.37 per barrel in the second quarter of 1997 was $1.21 per barrel lower than in the second quarter of 1996. Natural gas sales averaged 182.7 MMcf per day in the second quarter of 1997 compared to
164.3 MMcf per day in the second quarter of 1996. The Company's average realized sales price for natural gas was $1.89 per Mcf in the second quarter of 1997 compared to $1.76 per Mcf (net of a $0.34 per Mcf hedging loss) in the same period in 1996.

     The Company reported earnings to common shares of $28.3 million, $0.30 per share, in the first six months of 1997, compared to earnings to common shares of $22.6 million, $0.25 per share, in the first six months of 1996. Income from operations for the first six months of 1997 totalled $83.0 million compared to $55.5 million in the first six months of 1996. Sales of crude oil and liquids produced averaged 79,100 barrels per day in the first six months of 1997 compared to 72,300 barrels per day in the first six months of 1996. The Company's average hedged sales price for crude oil and liquids produced of $16.70 per barrel in the first six months of 1997 was $0.61 per barrel higher than in the first six months of 1996. Natural gas sales averaged 176.7 MMcf per day in the first six months of 1997 compared to 159.1 MMcf per day in the first six months of 1996. The Company's average realized sales price for natural gas was $2.19 per Mcf in the first six months of 1997 compared to $1.79 per Mcf (net of a $0.38 per Mcf hedging loss) in the first six months in 1996.

  SANTA FE

     Santa Fe's sales of crude oil and liquids produced averaged 28,800 barrels per day in the second quarter of 1997 compared to 27,900 barrels per day in the second quarter of 1996, and the average hedged sales price for crude oil and liquids produced was $17.59 per barrel in the second quarter of 1997 compared to $17.77 per barrel in the second quarter of 1996. Natural gas sales averaged
179.5 MMcf per day in the second quarter of 1997 compared to 163.3 MMcf per day in the second quarter of 1996, and the average realized sales price for natural gas was $1.91 per Mcf in the second quarter of 1997 compared to $1.76 per Mcf (net of a $0.35 per Mcf hedging loss) in the same period in 1996.

     Santa Fe's sales of crude oil and liquids produced averaged 28,900 barrels per day in the first six months of 1997 compared to 27,300 barrels per day in the first six months of 1996, and the averaged hedged sales price for crude oil and liquids produced of $19.10 per barrel in the first six months of 1997 was $1.86 per barrel higher than in the first six months of 1996. Natural gas sales averaged 173.6 MMcf per day in the first six months of 1997 compared to 156.9 MMcf per day in the first six months of 1996, and the average realized sales price for natural gas was $2.21 per Mcf in the first six months of 1997 compared to $1.80 per Mcf (net of a $0.38 per Mcf hedging loss) in the first six months of 1996.

INITIAL PUBLIC OFFERING AND SPIN OFF

     In the third quarter of 1996 the Company announced its intention to separate its operations in the State of California from the rest of its domestic and international operations. In November such operations were assumed by Monterey which subsequently issued 9.3 million shares of its common stock in an initial public offering. The proceeds from the offering were primarily used to retire outstanding long-term debt. On July 25, 1997 the Company distributed pro rata to its common shareholders all of the shares of Monterey common stock that it owned by means of a tax-free distribution.

     The Company took these actions because of its belief that its oil and gas operations had developed over time into separate businesses that operate independently and have diverging capital requirements and risk profiles. In addition, the Board of Directors believes that dividing the Company's operations into two independent companies allows each to more efficiently develop its distinct resource base and pursue separate business opportunities while providing each with improved access to capital markets. The Board of Directors also believes that the IPO and the Spin Off allow investors to better evaluate each business, enhancing the likelihood that each would achieve appropriate market recognition for its performance. As a result of the Spin Off, the market price of the Company's common stock declined to reflect the distribution of the Monterey common stock.

GENERAL

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. Since the beginning of 1996 the actual average crude oil sales price (unhedged) received by Santa Fe ranged from a high of $21.47 per barrel in the fourth quarter of 1996 to a low of $17.43 per barrel for the first quarter of 1996. Based on operating results for the first six months of 1997, Santa Fe estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales prices would result in a corresponding $6.1 million change in net income and a $7.6 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of Santa Fe's hedging program or its debt levels and related interest expense, that might result from a change in oil prices.

     The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price (unhedged) received by Santa Fe since the beginning of 1996 for its natural gas ranged from a high of $2.53 per Mcf in the first quarter of 1997 to a low of $1.91 per Mcf in the third quarter of 1996. Based on operating results for the first six months of 1997, Santa Fe estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $3.7 million change in net income and a $4.6 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of Santa Fe's hedging program or its debt levels and related interest expense, that might result from a change in natural gas prices.

RESULTS OF OPERATIONS

  REVENUES

     The following table reflects the components of the Company's crude oil and natural gas liquids and natural gas revenues:

                                                      CONSOLIDATED                                  SANTA FE
                                       ------------------------------------------  ------------------------------------------
                                        THREE MONTHS ENDED     SIX MONTHS ENDED     THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,              JUNE 30,              JUNE 30,
                                       --------------------  --------------------  --------------------  --------------------
                                         1997       1996       1997       1996       1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
CRUDE OIL AND LIQUIDS PRODUCED
  Sales Volumes (MBbls/day)
    Domestic
      California Heavy...............       46.6       43.1       46.0       42.1     --         --         --         --
      Other..........................       24.6       22.8       25.0       22.3       20.9       19.5       20.8       19.4
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            71.2       65.9       71.0       64.4       20.9       19.5       20.8       19.4
      Argentina......................        4.3        3.7        4.4        3.3        4.3        3.7        4.4        3.3
      Indonesia......................        3.6        4.7        3.7        4.6        3.6        4.7        3.7        4.6
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            79.1       74.3       79.1       72.3       28.8       27.9       28.9       27.3
                                       =========  =========  =========  =========  =========  =========  =========  =========
  Sales Prices ($/Bbl)
    Unhedged
      Domestic
        California Heavy.............  $   13.85  $   15.83  $   14.99  $   15.53  $  --      $  --      $  --      $  --
        Other........................      17.19      20.13      19.18      18.82      17.19      20.35      19.21      18.95
        Total........................      15.01      17.31      16.46      16.67      17.19      20.35      19.21      18.95
      Argentina......................      16.50      18.42      17.63      17.41      16.50      18.42      17.63      17.41
      Indonesia......................      16.90      17.74      17.63      17.76      16.90      17.74      17.63      17.76
      Total..........................      15.17      17.39      16.58      16.77      17.05      19.65      18.77      18.56
    Hedged...........................      15.37      16.58      16.70      16.09      17.59      17.77      19.10      17.24
  Revenues ($/millions)
    Sales
      Domestic
        California Heavy.............  $    58.8  $    62.0  $   124.9  $   118.9  $  --      $  --      $  --      $  --
        Other........................       38.4       41.7       86.7       76.6       32.7       36.0       72.2       66.9
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            97.2      103.7      211.6      195.5       32.7       36.0       72.2       66.9
      Argentina......................        6.5        6.2       14.1       10.5        6.5        6.2       14.1       10.5
      Indonesia......................        5.5        7.7       11.7       14.8        5.5        7.7       11.7       14.8
    Hedging..........................        1.4       (5.5)       1.7       (9.0)       1.4       (4.8)       1.7       (6.6)
    Net Profits Payments.............       (1.5)      (1.2)      (2.7)      (2.3)      (0.9)      (0.9)      (1.9)      (1.8)
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                       $   109.1  $   110.9  $   236.4  $   209.5  $    45.2  $    44.2  $    97.8  $    83.8
                                       =========  =========  =========  =========  =========  =========  =========  =========
NATURAL GAS PRODUCED
  Sales Volumes (MMcf/day)
    Domestic.........................      159.7      145.6      155.6      140.9      156.5      144.6      152.5      138.7
    Foreign..........................       23.0       18.7       21.1       18.2       23.0       18.7       21.1       18.2
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                           182.7      164.3      176.7      159.1      179.5      163.3      173.6      156.9
                                       =========  =========  =========  =========  =========  =========  =========  =========
  Sales Prices ($/Mcf)
    Unhedged
      Domestic.......................  $    1.97  $    2.21  $    2.31  $    2.28  $    1.99  $    2.21  $    2.34  $    2.30
      Foreign........................       1.35       1.30       1.30       1.24       1.35       1.30       1.30       1.24
      Total..........................       1.89       2.10       2.19       2.17       1.91       2.11       2.21       2.18
    Hedged(1)........................       1.89       1.76       2.19       1.79       1.91       1.76       2.21       1.80
  Revenues ($/millions)
    Sales
      Domestic.......................  $    28.6  $    29.2  $    65.1  $    58.6  $    28.3  $    29.0  $    64.5  $    58.0
      Foreign........................        2.9        2.2        5.0        4.1        2.9        2.2        5.0        4.1
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            31.5       31.4       70.1       62.7       31.2       31.2       69.5       62.1
    Hedging(1).......................     --           (5.1)    --          (10.8)    --           (5.1)    --          (10.8)
    Net Profits Payments.............       (1.0)      (1.4)      (2.9)      (2.1)      (1.0)      (1.3)      (2.9)      (2.0)
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                       $    30.5  $    24.9  $    67.2  $    49.8  $    30.2  $    24.8  $    66.6  $    49.3
                                       =========  =========  =========  =========  =========  =========  =========  =========

------------

(1)  The Company has not hedged any gas production in 1997.

  CONSOLIDATED

     A material portion of the Company's crude oil production is from Monterey's long-lived fields in the San Joaquin Valley of California where enhanced oil recovery methods are being utilized. The market price of the heavy (i.e., low gravity, high viscosity) and sour (i.e., high sulfur content) crude oils produced in these fields is lower than sweeter, light (i.e., low sulfur and low viscosity) crude oils, reflecting higher transportation and refining costs. The lower price received for Monterey's domestic heavy and sour crude oil is reflected in the average sales price of the Company's domestic crude oil and liquids (excluding the effect of hedging transactions) for the first six months of 1997 of $16.46 per barrel, compared to $19.57 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of prices for sweeter light crude oil). In the first six months of 1997 Monterey's average sales price for California heavy crude oil was $14.99 per barrel, approximately 77% of the average posted price for WTI.

     Revenues from the sales of crude oil and liquids produced decreased from $110.9 million in the second quarter of 1996 to $109.1 million in the second quarter of 1997 reflecting lower prices as the Company's unhedged average sales price declined from $17.39 per barrel in 1996 to $15.17 per barrel in 1997, partially offset by an increase in crude oil and liquids production from 74,300 barrels per day in 1996 to 79,100 barrels per day in 1997. Monterey's crude oil production increased 3,900 barrels per day, primarily reflecting the effect of its development program in 1996 and reduced royalties on Federal heavy oil leases. Production from the Company's Central Division increased 2,000 barrels per day, primarily reflecting the effect of properties acquired in 1996 and early 1997, and production from the El Tordillo field in Argentina increased 600 barrels per day, reflecting the effect of new wells and the workover of existing wells and the acquisition of an additional 4% working interest. Indonesian production declined 1,100 barrels per day, primarily reflecting lower cost recovery volumes due to the payout of the government oil company's carried interest at the Salawati Island field. Revenues from the sales of crude oil and liquids produced for 1997 include a $1.4 million gain on hedging transactions compared to a $5.5 million loss on such transactions in 1996.

     Revenues from the sales of crude oil and liquids produced increased from $209.5 million in the first six months of 1996 to $236.4 million in the first six months of 1997 primarily reflecting increased production volumes. The Company's crude oil and liquids production increased from 72,300 barrels per day in 1996 to 79,100 barrels per day in 1997 while the unhedged average sales price declined from $16.77 per barrel in 1996 to $16.58 per barrel in 1997. Monterey's crude oil production increased 5,200 barrels per day, primarily reflecting the effect of its development program in 1996 and reduced royalties on Federal heavy oil leases. Production from the Company's Central Division increased 1,800 barrels per day, primarily reflecting the effect of properties acquired in 1996 and early 1997, and production from the El Tordillo field in Argentina increased 1,100 barrels per day, reflecting the effect of new wells and the workover of existing wells and the acquisition of an additional 4% working interest. Indonesian production declined 900 barrels per day, primarily reflecting lower cost recovery volumes due to the payout of the government oil company's carried interest at the Salawati Island field. Revenues from the sales of crude oil and liquids produced for 1997 include a $1.7 million gain on hedging transactions compared to a $9.0 million loss on such transactions in 1996.

     Revenues from the sales of natural gas produced increased from $24.9 million in the second quarter of 1996 to $30.5 million in the second quarter of 1997, reflecting an increase in production from 164.3 MMcf per day in 1996 to
182.7 MMcf per day in 1997, partially offset by a decline in the Company's average unhedged sales price from $2.10 per Mcf in 1996 to $1.89 per Mcf in 1997. Natural gas production increased 4.9 MMcf per day in the Gulf Division and
7.0 MMcf per day in the Central Division, primarily reflecting the results of exploration and development drilling, and 4.3 MMcf per day in Argentina, primarily reflecting the expansion of the gas processing plant at the Sierra Chata field. Revenues from the sales of natural gas produced in 1996 included a $5.1 million loss on hedging transactions.

     Revenues from the sales of natural gas produced increased from $49.8 million in the first six months of 1996 to $67.2 million in the first six months of 1997, primarily reflecting an increase in production from 159.1 MMcf per day in 1996 to 176.7 MMcf per day in 1997. Natural gas production increased 8.6 MMcf per day in the Gulf Division and 5.3 MMcf per day in the Central Division, primarily reflecting the results of exploration and development drilling, and
2.8 MMcf per day in Argentina, primarily reflecting the expansion of the gas processing plant at the Sierra Chata field. Revenues from the sales of natural gas produced in 1996 included a $10.8 million loss on hedging transactions.

     Revenues from the sales of crude oil purchased relate to the sale of crude oil purchased and blended with certain of Monterey's heavy oil production to facilitate pipeline production. The cost to purchase such crude oil is included in Costs and Expenses.

  SANTA FE

     Revenues from the sales of crude oil and liquids produced increased from $44.2 million in the second quarter of 1996 to $45.2 million in the second quarter of 1997. Santa Fe's unhedged average sales price decreased from $19.65 per barrel in 1996 to $17.05 per barrel in 1997, and crude oil and liquids production increased from 27,900 barrels per day in 1996 to 28,800 barrels per day in 1997. The increased production reflects the previously discussed increases in Central Division and Argentine production, partially offset by the decrease in Indonesian production. Revenues from the sales of crude oil and liquids produced for 1997 include a $1.4 million gain on hedging transactions compared to a $4.8 million loss on such transactions in 1996.

     Revenues from the sales of crude oil and liquids produced increased from $83.8 million in the first six months of 1996 to $97.8 million in the first six months of 1997 reflecting improved market conditions, which resulted in an increase in crude oil and liquids production from 27,300 barrels per day in 1996 to 28,900 barrels per day in 1997 and an increase in unhedged average sales prices from $18.56 per barrel in 1996 to $18.77 per barrel in 1997. The increased production reflects the previously discussed increases in Central Division and Argentine production, partially offset by the decrease in Indonesian production. Revenues from the sales of crude oil and liquids produced for 1997 include a $1.7 million gain on hedging transactions compared to a $6.6 million loss on such transactions in 1996.

     From time to time Santa Fe hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas as discussed in Note 5 to the Consolidated Financial Statements.

     At July 31, 1997 Santa Fe had open crude hedges on an average of approximately 643,000 barrels for the period August to December 1997. The instruments used have floors ranging from $20.00 to $21.00 per barrel and ceilings ranging from $20.10 to $23.10 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, Santa Fe will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, Santa Fe will be required to pay an amount based on the difference. The settlement price for July 1997 was $19.62 per barrel. The following table reflects estimated amounts due to or from Santa Fe assuming the stated settlement prices are in effect for the entire period the aforementioned hedges are in effect.

                    SETTLEMENT PRICE       DUE TO (FROM) COMPANY
                  (DOLLARS PER BARREL)     (MILLIONS OF DOLLARS)
                  --------------------     ---------------------
                         $23.00                    $(1.0)
                          22.00                     (0.5)
                          21.00                     (0.2)
                          19.00                      0.7
                          18.00                      1.3

     Santa Fe has had no open natural gas hedges in 1997. In the first six months of 1996 natural gas hedges resulted in a decrease in revenues of $10.8 million.

  COSTS AND EXPENSES

     The following table sets forth certain costs and expenses, expressed in millions of dollars and in dollars per barrel of oil equivalent ("BOE") produced during the period:

                                                         CONSOLIDATED                                  SANTA FE
                                          ------------------------------------------  ------------------------------------------
                                           THREE MONTHS ENDED     SIX MONTHS ENDED     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,              JUNE 30,              JUNE 30
                                          --------------------  --------------------  --------------------  --------------------
                                            1997       1996       1997       1996       1997       1996       1997       1996
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
IN MILLIONS OF DOLLARS
Production and operating costs(a).......  $    49.4  $    44.3  $   101.6  $    88.3  $    19.8  $    20.0  $    40.9  $    39.5
Exploration, including dry hole costs...       10.1        5.9       19.4       11.5        9.6        5.3       18.6       10.6
Depletion, depreciation and
  amortization..........................       35.5       35.1       69.1       67.4       25.8       25.4       50.1       49.2
General and administrative..............       10.1        7.9       17.2       13.9        6.3        5.8       10.7        9.9
Taxes, other than income(b).............        6.6        6.5       14.1       12.6        3.2        4.1        8.1        8.3
Interest income.........................        0.9        0.5        1.8        1.0        0.6        0.5        1.0        1.0
Interest expense........................        7.8        9.7       15.5       19.3        2.9        3.2        5.9        6.4
Interest capitalized....................        1.9        1.2        3.5        2.5        1.5        0.9        2.8        2.1
IN DOLLARS PER BOE
Production and operating costs(a).......  $    4.95  $    4.79  $    5.17  $    4.88  $    3.70  $    4.00  $    3.90  $    4.06
Exploration, including dry hole costs...       1.01       0.64       0.99       0.64       1.80       1.05       1.78       1.09
Depletion, depreciation and
  amortization..........................       3.56       3.78       3.52       3.74       4.83       5.08       4.79       5.06
General and administrative..............       0.90(d)    0.68(e)    0.82(d)    0.68(e)    0.96(f)    0.85(g)    0.91(f)    0.86(g)
Taxes, other than income(b).............       0.66       0.70       0.72       0.70       0.62       0.82       0.78       0.86
Interest expense, net(c)................       0.51       0.86       0.52       0.87       0.19       0.34       0.21       0.34

------------
(a) Excluding related production, severance and ad valorem taxes.

(b) Includes production, severance and ad valorem taxes.

(c) Reflects interest expense less amounts capitalized and interest income.

(d) Excludes effect of $1.1 million in administrative costs related to the Spin Off -- $0.11 per BOE for the three months ended June 30, 1997 and $0.05 per BOE for the six months ended June 30, 1997.

(e) Excludes effect of $1.6 million charge related to the abandonment of an office lease -- $0.17 per BOE for the three months ended June 30, 1996 and $0.09 per BOE for the six months ended June 30, 1996.

(f) Excludes effect of $1.1 million in administrative costs related to the Spin Off -- $0.21 per BOE for the three months ended June 30, 1997 and $0.11 per BOE for the six months ended June 30, 1997.

(g) Excludes effect of $1.6 million charge related to the abandonment of an office lease -- $0.32 per BOE for the three months ended June 30, 1996 and $0.17 per BOE for the six months ended June 30, 1996.

  CONSOLIDATED

     Consolidated costs and expenses totalled $122.6 million in the second quarter of 1997 compared to $111.5 million in the second quarter of 1996. Production and operating costs increased $5.1 million, primarily due to an increase in Monterey's costs which principally reflects higher production volumes, prices and volumes for natural gas purchased in connection with steam generation operations and costs related to properties acquired in 1996. Exploration expense increased $4.2 million, primarily reflecting higher dry hole costs (up $2.1 million). General and administrative expense increased $2.2 million, primarily due to a $1.8 million increase in Monterey's expenses, reflecting additional costs related to Monterey becoming a publicly-traded company and $1.1 million in administrative costs associated with the Spin Off. Costs and expenses for the second quarter of 1996 included a $10.4 million charge for the impairment of a producing oil and gas property.

     Consolidated costs and expenses totalled $240.7 million in the first six months of 1997 compared to $205.7 million in the first six months of 1996. Production and operating costs increased $13.3 million, primarily due to a $11.7 million increase in Monterey's costs. The increase in Monterey's costs primarily reflects higher production volumes, prices and volumes for natural gas purchased in connection with steam generation operations and costs related to properties acquired in 1996. Costs associated with Central Division properties increased $1.7 million, principally due to costs related to properties acquired in 1996 and early 1997. Exploration expense increased $7.9 million, primarily reflecting higher dry hole costs (up $6.9 million). General and administrative expense increased $3.3 million, primarily due to a $2.6 million increase in Monterey's expenses, reflecting additional costs related to Monterey becoming a publicly-traded company, and $1.1 million in administrative costs related to the Spin Off. The increase in taxes other than income primarily reflects higher production and severance taxes. Costs and expenses for the first six months of 1996 included a $10.4 million charge for the impairment of a producing oil and gas property.

     Interest expense for the second quarter and first six months of 1997 is lower than the comparable periods in 1996 primarily due to the retirement of certain of Monterey's long-term debt.

     Income taxes for the second quarter and first six months of 1996 include a $6.8 million deferred benefit related to certain foreign expenditures incurred in prior periods.

     The decrease in the Company's preferred dividend requirement primarily results from the repurchase of 3.8 million shares of Convertible Preferred Stock, 7% Series (the "7% Preferred") in the fourth quarter of 1996. The premium on the 7% Preferred in the second quarter of 1997 relates to the conversion of 1.2 million shares of 7% Preferred (see "Liquidity and Capital Resources -- Consolidated").

  SANTA FE

     Costs and expenses totalled $64.9 million in the second quarter of 1997 compared to $71.3 million in the second quarter of 1996. Exploration expense increased $4.3 million, primarily reflecting higher dry hole costs (up $2.4 million). Costs and expenses for the second quarter of 1996 included a $10.4 million charge for the impairment of a producing oil and gas property.

     Costs and expenses totalled $126.3 million in the first six months of 1997 compared to $128.4 million in the first six months of 1996. Production and operating costs increased $1.4 million, primarily due to costs associated with Central Division properties acquired in 1996 and early 1997. Exploration expense increased $8.0 million, primarily reflecting higher dry hole costs (up $7.2 million). Costs and expenses for the first six months of 1996 included a $10.4 million charge for impairment of a producing oil and gas property.

     On July 24, 1997 the Company announced that an exploratory well in which it was a participant was determined to be nonproductive. The Company's share of the cost of the well, approximately $2.2 million (approximately $1.4 million after the effect of related income taxes), will be included in the Company's results of operations in the third quarter of 1997.

  EARNINGS PER SHARE

  CONSOLIDATED

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which establishes new guidelines for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. If the provisions of FAS 128 had been in effect in the three-month and six-month periods ended June 30, 1997 and 1996 the Company's EPS would have been unchanged.

LIQUIDITY AND CAPITAL RESOURCES

  CONSOLIDATED

     The $29.3 million net change in other assets and liabilities (a source of funds provided by operating activities) in the first six months of 1997 principally reflects a decrease in other assets, primarily due to the release of $24.2 million escrowed in the fourth quarter of 1996 related to a producing property acquisition which was completed in January 1997.

     In the second quarter of 1997 the Company redeemed all 10.7 million outstanding shares of its $.732 Series A Convertible Preferred stock (the "DECS") for 9.1 million shares of common stock and converted all 1.2 million outstanding shares of its 7% Preferred for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a noncash reduction in earnings to common shares (which is reflected as a convertible preferred premium in the statement of operations) of $8.5 million. The conversion of the DECS had no effect on the Company's earnings to common shares.

     Monterey intends to pay its shareholders a quarterly dividend of $0.15 per share. The first dividend, consisting of a prorated dividend of $0.22 per share in respect of Monterey's first partial quarter which ended December 31, 1996 and its first full quarter ending March 31, 1997, was paid in April 1997 and Santa Fe received a total of $10.0 million. Santa Fe received a dividend of $6.8 million in the second quarter. Such amounts were used to fund Santa Fe's operations.

     Effective November 13, 1996 Monterey entered into the Monterey Credit Agreement which matures November 13, 2000. The Monterey Credit Agreement permits Monterey to obtain revolving credit loans and issue letters of credit up to an aggregate amount of up to $75.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $15.0 million. Borrowings under the Monterey Credit Agreement are unsecured and interest rates are tied to the bank's prime rate or eurodollar offering rate, at the option of Monterey. At June 30, 1997 $10.0 million in loans and $2.4 million in letters of credit were outstanding under the terms of the Monterey Credit Agreement.

     Effective July 22, 1997 Monterey terminated the Monterey Credit Agreement and entered into a new credit agreement (the "New Monterey Credit Agreement") which matures in July 2002. The New Monterey Credit Agreement permits Monterey to obtain revolving credit loans and issue letters of credit up to an aggregate amount of $200 million, with the aggregate amount of letters of credit outstanding at any time limited to $50 million. Borrowings under the New Monterey Credit Agreement are unsecured and interest rates are tied to the bank's prime rate or the eurodollar offering rate, at the option of Monterey.

     In November 1996 Monterey issued the Monterey Senior Notes which were exchanged for $175.0 million of senior notes previously issued by Santa Fe. The Monterey Senior Notes bear interest at 10.61% per annum and are payable in full in 2005. Monterey is required to repay, without premium, $25.0 million of the principal amount each year from 1999 through 2005.

     On July 24, 1997 Monterey acquired all of the outstanding common shares of McFarland Energy, Inc. ("McFarland"), for $106.2 million in cash ($18.55 per share for each of the 5.7 million outstanding common shares of McFarland). Monterey borrowed $100 million under the New Monterey Credit Agreement to fund the acquisition.

  SANTA FE

     Santa Fe's cash flow from operating activities is a function of the volumes of oil and gas produced from Santa Fe's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless Santa Fe replaces the oil and gas produced from its properties, Santa Fe's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. Santa Fe increased its proved reserves (net of production and sales) by approximately 76% over the five years ended December 31, 1996; however, no assurances can be given that such increase will occur in the future. Historically, Santa Fe has generally funded development and exploration expenditures and working capital requirements from cash provided by operating activities. Depending upon the future levels of operating cash flows, which are significantly affected by oil and gas prices, the restrictions on additional borrowings included in certain of Santa Fe's debt agreements, together with debt service requirements and dividends, may limit the cash available for future exploration, development and acquisition activities. Income from operations before exploratory dry hole costs, depletion, depreciation and amortization and gain or loss on disposition of assets totalled $94.2 million in the first six months of 1997 and net cash used for capital expenditures and producing property acquisitions in such period totalled $111.5 million.

     Effective November 13, 1996 Santa Fe entered into a revolving credit agreement (the "Santa Fe Credit Agreement") which matures November 13, 2001.
The Santa Fe Credit Agreement permits Santa Fe to obtain revolving credit loans and issue letters of credit up to an aggregate amount of up to $150.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $30.0 million. Borrowings under the Santa Fe Credit Agreement are unsecured and interest rates are tied to the bank's prime rate or eurodollar offering rate, at the option of Santa Fe. At June 30, 1997, no loans or letters of credit were outstanding under the terms of the Santa Fe Credit Agreement.

     The Santa Fe Credit Agreement and the indenture for the Debentures include covenants that restrict Santa Fe's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at June 30, 1997 Santa Fe could incur up to $495.0 million of additional indebtedness and pay dividends of up to $48.8 million on its aggregate capital stock.

     Santa Fe has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Bank Facility. At June 30, 1997 no amounts were outstanding under these lines of credit.

     At June 30, 1997 Santa Fe had one letter of credit for $1.8 million outstanding related to certain of its foreign operations.

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

     Monterey has agreed to indemnify and hold harmless the Company from and against any costs incurred in the future relating to environmental liabilities of the Western Division assets (other than those retained by the Company), including any costs or expenses incurred at any of the OII Site, the Santa Fe Springs Site and the Eastside Site, and any costs or liabilities that may arise in the future that are attributable to laws, rules or regulations in respect to any property or interest therein located in California and formerly owned or operated by the Western Division or its precedessors.

DIVIDENDS

     The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is in the sole discretion of the Company's Board of Directors and will depend on the Company's financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters the Board of Directors deems relevant.

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

                                     PART II
                                OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

               None

     (b)  Reports on Form 8-K

      DATE                ITEM
----------------          ----
 July 14, 1997              5
August   , 1997             2

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SANTA FE ENERGY RESOURCES, INC.
                                                      (Registrant)

                                        By           /s/ JANET F. CLARK
                                                      Janet F. Clark
                                                      Vice President, Chief
                                                      Financial Officer and
                                                      Treasurer
                                                      (Principal Financial and
                                                      Accounting Officer)

Houston, Texas
August 13, 1997