Form 10-Q
period 1997-09-30
SANTA FE ENERGY RESOURCES INC
filed 1997-11-14
CIK 86772

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-7667

                         SANTA FE ENERGY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                36-2722169
        (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)               Identification No.)

     1616 SOUTH VOSS, SUITE 1000, HOUSTON, TEXAS             77057
       (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (713) 507-5000

                                      NONE
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                             OUTSTANDING AS OF OCTOBER 31, 1997
 Common stock, $.01 par value                             102,982,078

==============================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
PART I     FINANCIAL INFORMATION (UNAUDITED)                                ----

           Item 1. Consolidated Financial Statements

               Consolidated Statement of Operations for the Three
                  and Nine Months ended September 30, 1997 and 1996            3

               Consolidated Balance Sheet at September 30, 1997
                  and December 31, 1996                                        4

               Consolidated Statement of Cash Flows for the Three
                  and Nine Months ended September 30, 1997 and 1996            5

               Consolidated Statement of Shareholders' Equity at
                  September 30, 1997                                           6

               Notes to Consolidated Financial Statements                      7

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              12


PART II    OTHER INFORMATION

           Item 4.     Submission of Matters to a Vote of Security Holders    19

           Item 6.     Exhibits and Reports on Form 8-K                       19

SIGNATURE                                                                     20

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   ------------------    ------------------
                                                     1997       1996       1997       1996
                                                   -------    -------    -------    -------
REVENUES:
   Sales of crude oil and liquids produced .....   $  68.8    $ 114.2    $ 305.2    $ 323.7
   Sales of natural gas produced ...............      32.2       25.5       99.4       75.3
   Sales of crude oil purchased ................       0.6        9.8       20.5       11.0
   Other .......................................       0.2       (0.1)       0.4        0.6
                                                   -------    -------    -------    -------
       TOTAL REVENUES ..........................     101.8      149.4      425.5      410.6
                                                   -------    -------    -------    -------

COSTS AND EXPENSES:
   Production and operating ....................      32.7       48.5      134.3      136.8
   Cost of crude oil purchased .................       0.6        9.7       22.0       10.8
   Exploration, including dry hole costs .......       9.6        5.4       29.0       16.9
   Depletion, depreciation and amortization ....      30.9       38.7      100.0      106.1
   Impairment of oil and gas properties ........      --         --         --         10.4
   General and administrative ..................       5.0        6.4       22.2       20.3
   Taxes (other than income) ...................       4.1        6.8       18.2       19.4
   Loss (gain) on disposition of assets ........      (1.9)      --         (4.0)       0.5
                                                   -------    -------    -------    -------
       TOTAL COSTS AND EXPENSES ................      81.0      115.5      321.7      321.2
                                                   -------    -------    -------    -------

INCOME FROM OPERATIONS .........................      20.8       33.9      103.8       89.4

   Interest income .............................       0.4        0.5        2.2        1.5
   Interest expense ............................      (5.1)      (9.6)     (20.6)     (28.9)
   Interest capitalized ........................       1.6        1.2        5.1        3.7
   Other income (expense) ......................      (0.1)      (0.2)      (0.4)      (0.7)
                                                   -------    -------    -------    -------
Income before income taxes and minority interest      17.6       25.8       90.1       65.0
   Income taxes
      Current ..................................      (1.2)      (2.5)      (6.3)      (6.5)
      Deferred .................................      (5.3)      (6.8)     (28.0)     (12.0)
                                                   -------    -------    -------    -------
       Total income taxes ......................      (6.5)      (9.3)     (34.3)     (18.5)

Income before minority interest ................      11.1       16.5       55.8       46.5
   Minority interest in Monterey Resources, Inc.      (0.4)      --         (4.7)      --
                                                   -------    -------    -------    -------

NET INCOME .....................................      10.7       16.5       51.1       46.5

   Preferred dividend requirement ..............      --         (3.7)      (3.6)     (11.1)
   Premium on conversion of 7% preferred stock .      --         --         (8.5)      --
                                                   -------    -------    -------    -------

EARNINGS ATTRIBUTABLE TO COMMON SHARES .........   $  10.7    $  12.8    $  39.0    $  35.4
                                                   =======    =======    =======    =======

EARNINGS PER COMMON SHARE ......................   $  0.10    $  0.14    $  0.40    $  0.39
                                                   =======    =======    =======    =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ..     102.9       90.7       97.1       90.6
                                                   =======    =======    =======    =======

      SEE ACCOMPANYING NOTES.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            1997             1996
                                                                          --------         --------
                                                                        (unaudited)
                                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..........................................   $    5.4         $   14.6
   Accounts receivable ................................................       54.6            109.1
   Inventories ........................................................       14.6             13.6
   Other current assets ...............................................       21.1             35.2
                                                                          --------         --------
                                                                              95.7            172.5
                                                                          --------         --------

PROPERTIES AND EQUIPMENT, AT COST:
   Oil and gas (successful efforts method of accounting) ..............    1,621.0          2,539.8
   Other ..............................................................       21.9             34.4
                                                                          --------         --------
                                                                           1,642.9          2,574.2
   Accumulated depletion, depreciation, amortization and impairment ...   (1,030.4)        (1,664.4)
                                                                          --------         --------
                                                                             612.5            909.8
                                                                          --------         --------

OTHER ASSETS:
   Receivable under gas balancing arrangements ........................        1.5              4.5
   Other ..............................................................       16.2             33.2
                                                                          --------         --------
                                                                              17.7             37.7
                                                                          --------         --------
                                                                          $  725.9         $1,120.0
                                                                          ========         ========

                        LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable ...................................................   $   65.3         $  115.4
   Income taxes payable ...............................................       12.8             21.4
   Interest payable ...................................................        4.1              6.0
   Other current liabilities ..........................................       21.2             36.6
                                                                          --------         --------
                                                                             103.4            179.4
                                                                          --------         --------

Long-term debt ........................................................      102.5            278.5
Deferred revenues .....................................................        5.4              4.0
Other long-term obligations ...........................................       24.8             27.5
Deferred income taxes .................................................       39.2             53.8
Minority interest in Monterey Resources, Inc. .........................       --               30.3
Commitments and contingencies (See Note 7) ............................       --               --
Convertible preferred stock, 7% Series, $0.01 par value, 5.0 million
   shares authorized and issued, none outstanding (1.2 million in 1996)       --               19.7
SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 38.1 million shares authorized,
     none issued ......................................................       --               --
   $.732 Series A preferred stock, $0.01 par value, 10.7 million shares
     authorized and issued, none outstanding (10.7 million in 1996) ...       --               91.4
   Common stock, $0.01 par value, 200.0 million shares authorized,
     102.9 million shares issued and outstanding (90.7 million in 1996)        1.0              0.9
   Paid-in capital ....................................................      727.3            601.0
   Accumulated deficit ................................................     (276.9)          (166.5)
   Unamortized restricted stock awards ................................       (0.8)            --
                                                                          --------         --------
                                                                             450.6            526.8
                                                                          --------         --------
                                                                          $  725.9         $1,120.0
                                                                          ========         ========

   SEE ACCOMPANYING NOTES.

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                           ----------------------------------------
                                                            1997       1996       1997       1996
                                                           -------    -------    -------    -------
OPERATING ACTIVITIES:
    Net income .........................................   $  10.7    $  16.5    $  51.1    $  46.5
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
       Depletion, depreciation and amortization ........      30.9       38.7      100.0      106.1
       Impairment of oil and gas properties ............      --         --         --         10.4
       Deferred income taxes ...........................       5.3        6.8       28.0       12.0
       Net loss (gain) on disposition of assets ........      (1.9)      --         (4.0)       0.5
       Exploratory dry hole costs ......................       4.7        1.1       13.0        2.5
       Minority interest in Monterey Resources, Inc. ...       0.4       --          4.7       --
       Other ...........................................       1.8        0.9        4.2        2.3
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Decrease (increase) in accounts receivable ......      14.7       (2.7)      24.4       (3.0)
       Decrease (increase) in inventories ..............      (0.5)      (1.2)      (2.4)      (2.4)
       Increase (decrease) in accounts payable .........       3.0       (2.1)       1.7        7.4
       Increase (decrease) in interest payable .........       4.4       (3.6)       4.4       (3.6)
       Increase (decrease) in income taxes payable .....      (4.2)       1.4       (8.7)       2.8
       Net change in other assets and liabilities ......     (25.4)       0.8        3.9        1.6
                                                           -------    -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............      43.9       56.6      220.3      183.1
                                                           -------    -------    -------    -------

INVESTING ACTIVITIES:
    Capital expenditures, including exploratory dry hole
     costs .............................................     (47.1)     (58.5)    (164.8)    (142.9)
    Acquisition of producing properties ................    (163.5)      (2.5)    (198.2)     (37.8)
    Net proceeds from sale of properties ...............      29.6        0.1       32.5        0.5
    Other ..............................................       8.3       --          8.3       --
                                                           -------    -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES ..................    (172.7)     (60.9)    (322.2)    (180.2)
                                                           -------    -------    -------    -------

FINANCING ACTIVITIES:
    Issuance of common stock ...........................       0.6        0.6        2.2        1.5
    Net change in long-term debt .......................      93.0       --         99.0       --
    Cash dividends paid ................................      (1.3)      (3.7)      (8.5)     (11.1)
                                                           -------    -------    -------    -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .......      92.3       (3.1)      92.7       (9.6)
                                                           -------    -------    -------    -------

Net decrease in cash ...................................     (36.5)      (7.4)      (9.2)      (6.7)
Cash and cash equivalents at beginning of period .......      41.9       43.3       14.6       42.6
                                                           -------    -------    -------    -------
Cash and cash equivalents at end of period .............   $   5.4    $  35.9    $   5.4    $  35.9
                                                           =======    =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ......................................   $   0.2    $  12.9    $  15.5    $  31.4
    Income taxes paid ..................................   $   4.3    $   0.7    $  13.7    $   2.8

    SEE ACCOMPANYING NOTES.

                        SANTA FE ENERGY RESOURCES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (IN MILLIONS)

                                              $.732
                                             SERIES A
                                            CONVERTIBLE                                                UNAMORTIZED
                                          PREFERRED STOCK       COMMON STOCK                           RESTRICTED  TOTAL
                                          ---------------      --------------    PAID-IN   ACCUMULATED   STOCK     SHAREHOLDERS'
                                          SHARES   AMOUNT      SHARES  AMOUNT    CAPITAL     DEFICIT     AWARDS    EQUITY
                                          ----      -----      -----     ----     ------     --------    -------   ------
Balance at December 31, 1996 ........     10.7      $91.4       91.0     $0.9     $601.0     $(166.5)    $--       $526.8
   Issuance of common stock
    Employee stock
     compensation and savings
     plans ..........................     --         --          0.5      --         6.9       --        (2.4)        4.5
    Conversion of convertible
     preferred stock, 7%
     series .........................     --         --          2.3      --        28.1       (8.5)      --         19.6
    Conversion of $.732 Series
     A preferred stock ..............     (10.7)    (91.4)       9.1      0.1       91.3       --         --         --
   Amortization of restricted
    stock awards ....................     --         --         --        --        --         --         1.6         1.6
   Net income .......................     --         --         --        --        --         51.1       --         51.1
   Preferred dividends declared .....     --         --         --        --        --         (3.6)      --         (3.6)
   Spin Off of Monterey
    Resources, Inc. .................     --         --         --        --        --       (149.4)      --       (149.4)
                                          ----      -----      -----     ----     ------     -------     -----     ------
Balance at September 30, 1997 .......     --        $--        102.9     $1.0     $727.3     $(276.9)    $(0.8)    $450.6
                                          ====      =====      =====     ====     ======     =======     =====     ======

SEE ACCOMPANYING NOTES.

                       SANTA FE ENERGY RESOURCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

      The consolidated financial statements at September 30, 1997 and for the three and nine months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 1997.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which revises the computation and disclosure requirements for earnings per share information. FAS 128 is effective for financial statements for periods ending after December 15, 1997, and earlier application is not permitted. Earnings per share data for all prior periods will be restated to conform with the provisions of FAS 128. The adoption of FAS 128 is not expected to have a material effect on the Company's earnings per share data.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Both Statements are effective for fiscal years beginning after December 15, 1997. Neither Statement will affect the Company's reported consolidated net income.

NOTE 2. RECLASSIFICATIONS

      Certain amounts in the 1996 financial statements for the three and nine months ended September 30, 1996 have been reclassified to conform with 1997 presentation.

NOTE 3. SPIN OFF OF MONTEREY RESOURCES, INC.

      In 1996 the Company formed Monterey Resources Inc. ("Monterey") to assume the operations of the Company's Western Division (the "Western Division") which conducted the Company's oil and gas operations in the State of California. In November 1996, prior to the initial public offering (the "IPO") discussed below, pursuant to a contribution and conveyance agreement (the "Contribution Agreement"), among other things: (i) the Company contributed to Monterey substantially all of the assets and properties of the Western Division, subject to the retention by the Company of a production payment, as defined below, and certain other assets; (ii) the Company retained a $30.0 million production payment (the "Production Payment") with respect to certain properties in the Midway-Sunset field; (iii) Monterey assumed all obligations and liabilities of the Company associated with or allocated to the assets and properties of the Western Division, including $245.0 million of indebtedness in respect of Santa Fe's 10.23% Series E Notes due 1997, 10.27% Series F Notes due 1998 and 10.61% Series G Notes due 2005 (the "Series E Notes", "Series F Notes" and "Series G Notes", respectively) and (iv) Monterey agreed to purchase from the Company an $8.3 million promissory note receivable related to the sale to a third party

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

NOTE 3. SPIN OFF OF MONTEREY RESOURCES, INC. (CONTINUED)

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

      Prior to the Spin Off, the Company owned 82.8% of Monterey's outstanding common stock. On July 25, 1997 the Company distributed pro rata to its common shareholders all of the shares of Monterey's common stock that it owned by means of a tax-free distribution (the "Spin Off"). Pursuant to the terms of a letter agreement dated June 13, 1996, upon consummation of the Spin Off, fees aggregating $3.3 million were paid by Monterey to Chase Securities Inc. and Petrie Parkman & Co., Inc. In addition, a fee of $0.4 million was paid to GKH Partners, L.P., of which $0.2 million was paid by the Company and $0.2 million was paid by Monterey. One of the Company's directors is associated with Chase Securities and another is associated with GKH Partners.

      Monterey agreed to indemnify the Company if at any time during the one-year period subsequent to consummation of the Spin Off (or if certain tax legislation is enacted and is applicable, such longer period as is required for the Spin Off to be tax free to the Company) Monterey takes certain actions, the effects of which result in the Spin Off being taxable to the Company.

NOTE 4. PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

      The accompanying unaudited pro forma financial information of the Company for the three and nine months ended September 30, 1997 and 1996 have been prepared as if the Monterey Spin Off had occurred at the beginning of 1997 and 1996, respectively.

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


NOTE 4. PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED)

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,
                                    ----------------    -----------------
                                      1997     1996       1997      1996
                                    -------   ------    -------   -------
                                    (IN MILLIONS, EXCEPT PER SHARE DATA)

Total revenues ..................   $  80.1   $ 72.4    $ 244.3   $ 205.7
Income from operations ..........      14.3      9.6       53.3      14.5
Net income ......................       8.1      1.2       31.4       7.5

Earnings (loss) to common shares    $   8.1   $ (2.5)   $  19.3   $  (3.6)
                                    =======   ======    =======   =======
Earnings (loss) per common share    $  0.08   $(0.03)   $  0.20   $ (0.04)
                                    =======   ======    =======   =======
Weighted average number of common
     shares outstanding .........     102.9     90.7       97.1      90.6

------------

1. Costs and expenses related to the Spin Off of Monterey have been excluded from the three months and nine months ended September 30, 1997 pro forma presentations as follows: at three months ended September 30, 1997, (i) $2.0 million in pension curtailments and (ii) $0.6 million in compensation expenses; at nine months ended September 30, 1997, (i), (ii) and (iii) $1.1 million in Spin Off related costs and expenses, which were recorded in the second quarter of 1997.

NOTE 5. STATEMENT OF CASH FLOWS "SUPPLEMENTAL DISCLOSURE OF NONCASH
        TRANSACTIONS"

      The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet as of September 30, 1997. The adjustments represent Monterey Resources' acquisition of McFarland Energy, Santa Fe's Spin Off of Monterey Resources and Santa Fe's acquisition of interests in the Tupungato field in Argentina.

                                McFARLAND    MONTEREY     TUPUNGATO
                               ACQUISITION   SPIN OFF    ACQUISITION    TOTAL
                               -----------   ---------   -----------  ----------
                                        (IN MILLIONS OF DOLLARS)

Accounts receivable .........    $  7.0      $  (38.4)     $  1.3     $  (30.1)
Inventories .................       0.3          (2.4)        0.7         (1.4)
Accounts payable ............       0.5         (27.6)        0.6        (26.5)
Income taxes payable ........     --              0.1       --             0.1
Interest payable ............     --             (6.3)      --            (6.3)
Other assets and liabilities       (0.3)         10.1         1.2         11.0
Long-term debt ..............       2.3        (277.3)      --          (275.0)

                         SANTA FE ENERGY RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6.  CONVERTIBLE PREFERRED

      In the second quarter of 1997 the Company redeemed all 10.7 million outstanding shares of its $.732 Series A Convertible Preferred Stock (the "DECS") for 9.1 million shares of common stock and converted all 1.2 million outstanding shares of its Convertible Preferred Stock, Series 7% (the "7% Preferred") for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a noncash reduction in earnings to common shares (which is reflected as a premium on conversion of 7% preferred stock in the statement of operations) of $8.5 million. The conversion of the DECS had no effect on the Company's earnings to common shares.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

      OIL AND GAS HEDGING. From time to time the Company hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce the Company's exposure to declines in market price, the Company's gain from increases in market price may be limited. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of a product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

      Crude oil sales hedges resulted in an increase in revenues of $0.4 million during the third quarter of 1997 and $2.1 million for the first nine months of 1997, compared to a decrease in revenues of $4.4 million during the third quarter of 1996 and $13.4 million for the first nine months of 1996. At September 30, 1997 the Company had open crude oil sales hedges on 522,000 barrels during the period October 1997 to December 1997. The instruments used have floors ranging from $20.00 to $20.50 per barrel and ceilings ranging from $20.10 to $22.50 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, the Company will be required to pay an amount based on the difference. Based on the October 1997 settlement price of the applicable NYMEX futures contract, the Company would recognize a $0.5 million loss with respect to such hedges at September 30, 1997. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of the futures markets.

      The Company has had no open natural gas sales hedges during 1997. Natural gas sales hedges resulted in a decrease in revenues of $4.2 million during the third quarter of 1996 and $15.0 million for the first nine months of 1996.

      ENVIRONMENTAL MATTERS. The Company's oil and gas operations are subject to stringent environmental regulation by government authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and associated facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable

                       SANTA FE ENERGY RESOURCES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


NOTE 7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

environmental regulations, the risk of substantial costs and liabilities are inherent to oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has in the past, the Company intends to fund the future costs of environmental compliance from operating cash flows.

      There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As described in Note 3 of the Notes to the Consolidated Financial Statements, the Company completed the Spin Off of Monterey on July 25, 1997. As a result of this transaction, management believes the consolidated results are not representative of Santa Fe's on-going operations. Consequently, the following discussions focus on the results of Santa Fe, excluding Monterey.

      The Spin Off of Monterey has changed the nature of Santa Fe's Business in many respects. Operationally, the Company is smaller, more balanced between the production of light oil and natural gas, more focused internationally and more exploration oriented. Financially, Santa Fe has lower debt and on a per unit of production basis, lower production costs, higher exploration expenses and higher depletion, depreciation and amortization costs. Domestically, the Company's core areas of operations are in the Permian Basin of West Texas and Southeastern New Mexico and offshore Gulf of Mexico. Internationally, the Company's core areas are South America, West Africa and Southeast Asia. Development activities are conducted in each of the Company's core areas and are growing most rapidly in the international area where the Company is bringing discoveries in Indonesia and Gabon on production in 1997 and 1998 as well as continuing development on its producing fields in Indonesia and Argentina. Santa Fe's exploration activities are conductied primarily in the Gulf of Mexico where the Company has expanded its program into the deeper water "flex trend" and in each of the international core areas, particularly Southeast Asia and West Africa.

GENERAL

      As an independent oil and gas producer, Santa Fe's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. Since the beginning of 1997 the actual average crude oil sales price (unhedged) received by Santa Fe ranged from a high of $20.50 per barrel in the first quarter of 1997 to a low of $16.79 per barrel in the third quarter of 1997. Based on operating results for the first nine months of 1997, Santa Fe estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales prices would result in a corresponding $6.3 million change in net income and a $7.8 million change in cash flow from operating activities. The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price received by Santa Fe since the beginning of 1997 for its natural gas ranged from a high of $2.53 per Mcf in the first quarter of 1997 to a low of $1.91 per Mcf in the second quarter of 1997. Based on operating results for the first nine months of 1997, Santa Fe estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $3.8 million change in net income and a $4.7 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of Santa Fe's oil hedging program or its debt levels and related interest expense, that might result from a change in oil and natural gas prices.

      As of October 31, 1997, Santa Fe has entered into hedging agreements on 394,000 Bbls of oil production during the period November 1997 through February 1998. The instruments used have floors ranging from $20.00 to $21.00 per barrel and ceilings ranging from $20.10 to $23.00 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, Santa Fe will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, Santa Fe will be required to pay an amount based on the difference. Based on the October 1997 settlement price of $21.36, Santa Fe would recognize a $0.3 million loss with respect to such hedges at October 31, 1997. The actual gains or losses realized by Santa Fe from these hedges may vary significantly due to the volatility of the futures markets.

      On August 12, 1997, Santa Fe continued its international expansion by purchasing from Anderson Exploration Ltd. of Canada all of its interests in the Tupungato field in the Cuyo Basin of Argentina together with interests in exploratory concessions in the Neuquen Basin for $38.2 million including working capital. Current net production from the properties in the Tupungato field, which Santa Fe will operate with a one hundred percent working interest, is approximately 1,200 barrels of oil per day, with future expectations of 2,500 barrels per day through developmental drilling and waterflood projects over the next two years.

RESULTS OF OPERATIONS

      The following tables set forth historical pro forma results, with income taxes calculated on a separate return basis, for Santa Fe, excluding Monterey:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                  -----------------    ------------------
                                                    1997      1996      1997       1996
                                                  -------    ------    -------    -------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES:
    Sales of crude oil and liquids produced ...   $  47.7    $ 47.5    $ 145.5    $ 131.3
    Sales of natural gas produced .............      32.2      25.1       98.8       74.4
    Other .....................................       0.2      (0.2)      --         --
                                                  -------    ------    -------    -------
       TOTAL REVENUES .........................      80.1      72.4      244.3      205.7
                                                  -------    ------    -------    -------

COSTS AND EXPENSES:
    Production and operating ..................      22.1      20.0       63.0       59.5
    Exploration, including dry hole costs .....       9.5       5.1       28.1       15.7
    Depletion, depreciation and amortization ..      27.6      28.9       77.7       78.1
    Impairment of oil and gas properties ......      --        --         --         10.4
    General and administrative ................       3.9       4.5       14.6       14.4
    Taxes (other than income) .................       3.2       4.3       11.3       12.6
    Loss (gain) on disposition of assets ......      (1.9)     --         (4.0)       0.5
                                                  -------    ------    -------    -------
       TOTAL COSTS AND EXPENSES ...............      64.4      62.8      190.7      191.2
                                                  -------    ------    -------    -------

INCOME FROM OPERATIONS ........................      15.7       9.6       53.6       14.5

    Interest income ...........................       0.2       0.5        1.2        1.5
    Interest expense ..........................      (3.0)     (3.2)      (8.9)      (9.6)
    Interest capitalized ......................       1.3       0.7        4.1        2.8
    Other income (expense) ....................      (0.1)     (0.2)      (0.4)      (0.7)
                                                  -------    ------    -------    -------

Income before income taxes ....................      14.1       7.4       49.6        8.5

    Income taxes ..............................      (5.1)     (6.2)     (18.0)      (1.0)
                                                  -------    ------    -------    -------

NET INCOME ....................................       9.0       1.2       31.6        7.5

    Preferred dividend requirement ............      --        (3.7)      (3.6)     (11.1)
    Premium on conversion of 7% preferred stock      --        --         (8.5)      --
                                                  -------    ------    -------    -------

EARNINGS (LOSS) ATTRIBUTABLE TO COMMON SHARES .   $   9.0    $ (2.5)   $  19.5    $  (3.6)
                                                  =======    ======    =======    =======

EARNINGS (LOSS) PER COMMON SHARE ..............   $  0.09    $(0.03)   $  0.20    $ (0.04)
                                                  =======    ======    =======    =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .     102.9      90.7       97.1       90.6
                                                  =======    ======    =======    =======

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                              ---------------------    -----------------------
                                                1997          1996       1997            1996
                                              ---------------------    -----------------------
PRODUCTION
   Crude oil and liquids (MBbls/day)
      Domestic ............................      21.6          19.5       21.0            19.4
      International .......................       9.6           8.2        8.6             8.0
                                              -------       -------    -------         -------
      Total ...............................      31.2          27.7       29.6            27.4
   Natural Gas (MMcf/day) .................     178.5         174.0      175.3           162.7
AVERAGE PRICES
   Crude oil and liquids ($/Bbl)
      Actual (unhedged) ...................   $ 16.79       $ 20.06    $ 18.07          $ 19.07
      Realized (hedged) ...................     16.90         18.62      18.32            17.71
   Natural gas ($/Mcf)
      Actual (unhedged) ...................   $  2.04       $  1.91    $  2.15          $  2.08
      Realized (hedged) ...................      2.04          1.65       2.15             1.74

COSTS AND EXPENSES (IN DOLLARS PER BOE)
   Production and operating (a) ...........   $  4.01(d)    $  3.83     $ 3.94(d)       $  3.98
   Exploration, including dry hole costs ..      1.75(d)(e)    0.98       1.77(d)(e)       1.05
   Depletion, depreciation and amortization      4.92          5.54       4.84             5.23
   General and administrative .............      0.85(d)(e)    0.86       0.89(d)(e)(f)    0.86(g)
   Taxes, other than income (b) ...........      0.56          0.82       0.70             0.84
   Interest expense, net (c) ..............      0.23          0.39       0.22             0.35
-------

a) Excludes related production, severance and ad valorem taxes.

b) Includes related production, severance and ad valorem taxes.

c) Reflects interest expense less amounts capitalized and interest income.

d) Excludes effect of $1.3 million General and Administrative, $0.3 million Production and Operating and $0.4 million Exploration costs and expenses related to a pension curtailment benefit from the Monterey Spin Off - $0.28 Per BOE and $0.08 Per BOE for the three and nine months ended september 30, 1997, respectively.

e) Excludes effect of $0.5 million General and Administrative and $0.1 million Exploration costs and expenses related to compensation expenses resulting from the Spin Off - $0.09 Per BOE And $0.02 Per BOE for the three and nine months ended September 30, 1997, respectively.

f) Excludes effect of $1.1 million in administrative costs related to the Spin Off of Monterey - $0.04 Per BOE for the nine months ended September 30, 1997.

g) Excludes effect of $1.6 million charge related to the abandonment of an office lease - $0.06 per BOE for the nine months ended September 30, 1996.

SANTA FE (EXCLUDING MONTEREY)

      THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

      OIL AND GAS REVENUES. Revenues from crude oil and natural gas sales increased by 10% to $79.9 million for the three months ended September 30, 1997 compared with $72.6 million for the same period in 1996. The increase was due primarily to increased crude oil and natural gas production and improved natural gas prices, partially offset by lower realized crude oil prices. Santa Fe's crude oil and liquids production for the third quarter of 1997 increased over 12% to 31,200 barrels of production per day from 27,700 barrels of production per day in the third quarter of 1996. The production increase was primarily due to the initiation of production at the N. Geragai field in Indonesia and property acquisitions in Argentina and the Permian Basin of West Texas. Despite the sale of several properties in the Gulf Division, natural gas production increased to 178.5 million cubic feet (MMcf) per day in the third quarter of 1997 compared with 174.0 MMcf per day for the same period in 1996. Crude oil prices realized in the third quarter of 1997 averaged $16.90 per barrel, including an $0.11 per barrel hedging benefit. For the same period in 1996, the average realized oil price per barrel was $18.62, net of a $1.44 per barrel hedging expense. Natural gas prices realized in the third quarter of 1997 averaged $2.04 per thousand cubic feet (Mcf), compared with the third quarter 1996 average of $1.65 per Mcf, net of a $0.26 per Mcf hedging expense.

      COSTS AND EXPENSES. Production expense for the three months ended September 30, 1997, increased to $22.1 million from $20.0 million during the same period of 1996 due to increased crude oil and natural gas production, as noted above. Exploration expense for the three months ended September 30, 1997, increased to $9.5 million from $5.1 million for the same period of 1996. The increase in exploration expense is due primarily to increased exploratory drilling in the Gulf of Mexico. General and administrative expense decreased to $3.9 million in the three months ended September 30, 1997, from $4.5 million for the same period in 1996. The decrease was due primarily to a pension curtailment benefit of $1.3 million, partially offset by compensation expenses of $0.5 million related to the Spin Off of Monterey.

      NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

      OIL AND GAS REVENUES. Revenues from crude oil and natural gas sales increased by 19% to $244.3 million for the nine months ended September 30, 1997 compared with $205.7 million for the same period in 1996. The increase was due primarily to increased crude oil and natural gas production and higher realized prices, net of hedging gains and losses. For the first nine months of 1997, crude oil and liquids production increased 8% to 29,600 barrels per day from 27,400 barrels per day for the 1996 period, principally due to property acquisitions and Santa Fe's development program. Natural gas production increased to 175.3 MMcf per day for the nine months ended 1997 from 162.7 MMcf per day for the same period in 1996, due primarily to Santa Fe's development and exploration programs. Crude oil prices realized in the first nine months of 1997 averaged $18.32 per barrel, including a $0.25 per barrel hedging benefit, compared with an average price per barrel of $17.71, net of a $1.36 per barrel hedging expense, in 1996. Natural gas prices realized in the first nine months of 1997 averaged $2.15 per Mcf, compared with an average of $1.74 per Mcf, net of a $0.34 per Mcf hedging expense, for the same period in 1996.

      COSTS AND EXPENSES. Production expense for the nine months ended September 30, 1997, increased to $63.0 million from $59.5 million for the same period of 1996. While operating costs were up due to increased production, operating costs expressed on a per unit of production basis remained substantially unchanged at $3.94. Exploration expense for the nine months ended September 30, 1997, increased to $28.1 million from $15.7 million for the same period of 1996. The increase is due primarily to increased drilling activities in Santa Fe's Gulf and International Divisions.

CONSOLIDATED

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

      On a consolidated basis the Company reported total revenues of $101.8 million, total costs and expenses of $81.0 million and earnings to common of $10.7 million or $0.10 per share for the third quarter of 1997 and total revenues of $425.5 million, total costs and expenses of $321.7 million and earnings to common of $39.0 million or $0.40 per share for the nine months ended September 30, 1997. These results reflect the consolidation of Monterey Resources for the first month of the third quarter and first seven months of the nine month period. For the third quarter of 1996 the Company reported total revenues of $149.4 million, total costs and expenses of $115.5 million and earnings to common of $12.8 million or $0.14 per share and total revenues of $410.6 million, total costs and expenses of $321.2 million and earnings to common of $35.4 million or $0.39 per share for the nine month period ending September 30, 1996. Monterey Resources is included in the Company's consolidated results for the entire 1996 comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

      CAPITAL EXPENDITURES. Santa Fe's primary needs for cash are for exploration, development and acquisitions of oil and gas properties. Santa Fe expects to spend approximately $265.0 million on capital expenditures in 1997. Through September 30, 1997, $190.4 million had been expended. Funding for Santa Fe's exploration, development and acquisition activities and its working capital obligations is provided primarily by internally generated cash flow.

      CAPITAL RESOURCES. Santa Fe's capital resources consist of cash flow from operating activities and funds available under its bank credit facilities. Effective November 13, 1996, Santa Fe entered into a revolving credit agreement (the "Santa Fe Credit Agreement") which matures November 13, 2001. The agreement permits Santa Fe to obtain revolving credit loans and issue letters of credit with the maximum aggregate amounts outstanding limited to $150 million and $30 million, respectively. Borrowings under the agreement are unsecured and interest rates are tied to the agent bank's prime rate or eurodollar offering rate, at Santa Fe's option. At September 30, 1997, one letter of credit was outstanding for $1.8 million related to certain foreign operations.

      The Santa Fe Credit Agreement and the indenture for the Debentures include covenants that restrict Santa Fe's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. Under the most restrictive of these covenants, at September 30, 1997 Santa Fe could incur up to $512.8 million of additional indebtedness and pay dividends of up to $49.3 million on its aggregate capital stock.

      In addition to the "Santa Fe Credit Agreement" Santa Fe also has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Facility. At September 30, 1997, Santa Fe had $3.0 million of borrowings outstanding under these facilities.

      Santa Fe has historically funded its operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. Santa Fe believes that cash flow from operations and the borrowing availability under the Credit Facility will be sufficient to meet its anticipated capital requirements for 1997. Earnings from operations before exploration expense, depletion, depreciation and amortization expense and gain or loss on disposition of assets totalled $155.4 million in the first nine months of 1997, and net cash used for capital expenditures and producing property acquisitions in such period totalled $204.2 million.

      DIVIDENDS. The determination of the amount of future cash dividends, if any, to be declared and paid on Santa Fe's common stock is at the sole discretion of Santa Fe's Board of Directors and is dependent on financial condition, earnings and available funds from operations, level of capital and exploration expenditures, dividend restrictions as set forth in financing agreements, future business prospects and other matters deemed relevant.

FORWARD-LOOKING STATEMENTS

      In its discussion and analysis of financial condition and results of operations, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipate," "expects," "believes," "seeks," "goals," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration risks, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political risks, and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held July 8, 1997, the following individuals were elected to the Board of Directors:

      Marc J. Shapiro - Term expires at annual meeting of stockholders in 2000

      William E. Greehey - Term expires at annual meeting of stockholders in
      2000

The following members of the Board of Directors had terms which continued after the meeting:

      Melvyn N. Klein - Term expires at annual meeting of stockholders in 1998

      James L. Payne - Term expires at annual meeting of stockholders in 1998

      Allan V. Martini - Term expires at annual meeting of stockholders in 1999

      Reuben F. Richards - Term expires at annual meeting of stockholders in
        1999

      Kathryn D. Wriston - Term expires at annual meeting of stockholders in
        1999

The following proposals were approved at the Company's Annual meeting:

                                            Affirmative   Negative      Votes
                                               votes        votes      withheld
                                               -----        -----      --------
1. Election of two directors to the Board
   of Directors: Marc J. Shapiro            90,552,861     370,081        -
                 William E. Greehey         90,601,368     321,574        -

2. Consider and ratify the appointment of   90,656,855      77,707      188,380
   Price Waterhouse LLP as the independent
   accountants of the Company for the
   fiscal year ending December 31, 1997.

3. Consider and approve the distribution    78,142,509     188,747      286,198
   of the common stock of Monterey
   Resources, Inc. owned by the
   Corporation to the holders of the
   Corporation's common stock

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      None

(b)   Reports on Form 8-K
      DATE              ITEM
      ----              ----
      July 14, 1997       5
      August 8, 1997      2

                                    SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1997.


                                         SANTA FE ENERGY RESOURCES, INC.
                                                   (Registrant)

Date:  November 14, 1997                 /s/ JANET F. CLARK
                                         Janet F. Clark, Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)