Form 10-K
period 1997-12-31
SANTA FE ENERGY RESOURCES INC
filed 1998-03-11
CIK 86772

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
      (STATE OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    1616 SOUTH VOSS, SUITE 1000,
           HOUSTON, TEXAS                            77057
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 507-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                   WHICH REGISTERED
--------------------------------------------------------------------------
    COMMON STOCK, $.01 PAR VALUE            NEW YORK STOCK EXCHANGE
   PREFERRED SHARE PURCHASE RIGHTS          NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 2, 1998 was approximately $1,000,758,919.

      Shares of common stock outstanding at February 2, 1998: 102,520,882

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Notice of Annual Meeting of Shareholders and Proxy Statement dated March 20,
                               1998 (in Part III)

================================================================================

                               TABLE OF CONTENTS

                                                       PAGE
                                                       -----
                           PART I
Items 1. and 2. Business and Properties..............      1
               Santa Fe Excluding Monterey
                 Resources, Inc.....................       1
               Reserves.............................       2
               Production and Development
                 Activities.........................       2
               Exploration Activities...............       6
               Drilling Activities..................       9
               Producing Wells......................       9
               Domestic Acreage.....................      10
               Foreign Acreage......................      10
               Santa Fe Energy Trust................      10
               Current Markets for Oil and Gas......      11
               Other Business Matters...............      12
Item  3.       Legal Proceedings....................      15
Item  4.       Submission of Matters to a Vote of
                 Security Holders...................      15

                          PART II

Item  5.       Market for Registrant's Common Equity
                 and Related Stockholder Matters....      16
Item  6.       Selected Financial Data..............      16
Item  7.       Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations......................      16
Item  8.       Consolidated Financial Statements and
                 Supplementary Data.................      29
Item  9.       Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosures..............      29

                          PART III

Item 10.       Directors and Executive Officers of
                 the Registrant.....................      29
Item 11.       Executive Compensation...............      29
Item 12.       Security Ownership of Certain
                 Beneficial Owners and Management...      29
Item 13.       Certain Relationships and Related
                 Transactions.......................      29

                          PART IV

Item 14.       Exhibits, Financial Statement
                 Schedules and Reports on Form
                 8-K................................      30
SIGNATURES..........................................      64

                                     PART I

CERTAIN DEFINITIONS

     As used herein, the following terms have the specific meanings set out:
"Bbl" means barrel. "MBbl" means thousand barrels. "MMBbl" means million barrels. "Mcf" means thousand cubic feet. "MMcf" means million cubic feet.
"Bcf" means billion cubic feet. "MMBtu" means million British thermal units. "BOE" means barrel of oil equivalent. "MBOE" means thousand barrels of oil equivalent and "MMBOE" means million barrels of oil equivalent. Natural gas volumes are converted to barrels of oil equivalent using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil. "MMcfe" means million cubic feet of natural gas equivalents. Oil volumes are converted to Mcf of natural gas equivalent using the ratio of 1.0 barrel of oil to 6.0 Mcf of natural gas. Unless otherwise indicated, natural gas volumes are stated at the official temperature and pressure basis of the area in which the reserves are located. "Replacement cost" refers to the cost per BOE of reserves added during a year calculated by using a fraction, of which the numerator is equal to the costs incurred by the Company for property acquisition, exploration and development and of which the denominator is equal to proved reserve additions from extensions, discoveries, improved recovery, acquisitions and revisions of previous estimates. "Improved recovery," "enhanced oil recovery" and "EOR" include all methods of supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, such as waterfloods and CO2 (carbon dioxide) injection.

SANTA FE EXCLUDING MONTEREY RESOURCES, INC.

     Santa Fe Energy Resources, Inc. ("Santa Fe" or "the Company") is engaged in the exploration, development and production of crude oil and natural gas in the continental and offshore United States and in certain international areas. As described in Note 2 of the Notes to the Consolidated Financial Statements, the Company completed the Spin Off of Monterey Resources, Inc. ("Monterey") on July 25, 1997. As a result of this transaction, management believes the consolidated results for 1997 are not representative of the Company's on-going operations. Consequently, in order to provide public investors with more relevant information, the following discussions focus on the results of the Company, excluding Monterey. Except where indicated all historical information presented in Part I reflects the results of the Company excluding Monterey.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

     The Spin Off of Monterey changed the nature of the Company's business in many respects. The Company's operations are smaller, more balanced between the production of light oil and natural gas, more focused internationally and more exploration oriented. Financially, the Company has lower debt and on a per unit of production basis, lower production costs, higher exploration expenses and higher depletion, depreciation and amortization costs. The Company's domestic core areas of operations are in the Permian Basin of West Texas and Southeastern New Mexico and offshore Gulf of Mexico. Its international core areas are Southeast Asia, South America and West Africa. The Company conducts development activities in each of its core areas and is growing more rapidly in the international area where it has recently brought discoveries in Indonesia and Gabon on production. The Company's exploration activities are conducted primarily in the Gulf of Mexico and in each of the international core areas, particularly Southeast Asia and West Africa, and to a lesser degree in Southeast New Mexico.

     At December 31, 1997 worldwide proved oil and gas reserves totalled 171.1 MMBOE, an increase of 38% from the 124.3 MMBOE at the beginning of the year. Year-end reserves were comprised of 129.0 MMBbls of crude oil and liquids and
252.6 Bcf of natural gas, of which approximately 64% were domestic and 36% were foreign. In 1997, the Company replaced 326% of its production, and for the three-year period ended December 31, 1997 the Company replaced 215% of its production. Production in 1997 averaged 30.3 MBbls of crude oil and liquids and
174.7 MMcf of natural gas per day, representing a 9% increase on a BOE basis from 1996.

     Capital expenditures for exploration and development projects and acquisitions totalled $265 million in 1997 and are expected to be approximately $277 million in 1998. Because the actual amounts expended in the future and the results therefrom will be influenced by numerous factors, including many beyond the Company's control, no assurances can be given as to the amounts that will be expended. In 1997 approximately 38% of such expenditures were for international concessions. In 1998 international capital expenditures are expected to increase principally due to development activity in Indonesia, Argentina and Gabon. In 1997 the Company participated in the drilling of 105 development wells (60 domestic and 45 international) and 43 exploratory wells (37 domestic and 6 international) of which, 97 development and 17 exploratory wells were successfully completed.

RESERVES

     The following tables set forth information regarding changes in the Company's estimates of proved net reserves from January 1, 1995 to December 31, 1997 and the Company's estimated proved developed reserves at December 31 of each of the years 1994 through 1997.

                                                                          INCREASES (DECREASES)
                                       ---------------------------------------------------------------------------------------------
                                                                                                  NET
                                                       REVISIONS                EXTENSIONS,    PURCHASES
                                        BALANCE AT         OF                   DISCOVERIES   (SALES) OF                  BALANCE
                                       BEGINNING OF     PREVIOUS    IMPROVED        AND        MINERALS                    AT END
                                          PERIOD       ESTIMATES    RECOVERY     ADDITIONS     IN PLACE     PRODUCTION   OF PERIOD
                                       -------------   ----------   ---------   -----------   -----------   -----------  ----------
1995
     Oil and condensate (MMBbls).....       67.1           8.5          2.4          4.4           6.2          (8.9)        79.7
     Natural gas (Bcf)...............      229.0           1.4          0.2         36.9          18.0         (52.8)       232.7
     Oil equivalents (MMBOE).........      105.2           8.7          2.5         10.7           9.2         (17.8)       118.5
1996
     Oil and condensate (MMBbls).....       79.7           5.7        --             2.2           5.6         (10.1)        83.1
     Natural gas (Bcf)...............      232.7          22.2        --            41.9          10.2         (59.8)       247.2
     Oil equivalents (MMBOE).........      118.5           9.4        --             9.2           7.3         (20.1)       124.3
1997
     Oil and condensate (MMBbls).....       83.1          11.2         10.6         24.9          10.3         (11.1)       129.0
     Natural gas (Bcf)...............      247.2          39.1        --            36.1          (6.0)        (63.8)       252.6
     Oil equivalents (MMBOE).........      124.3          17.7         10.6         30.9           9.3         (21.7)       171.1(a)

                                                                                                    DECEMBER 31,
                                                                                ---------------------------------------------------
                                                                                   1997          1996          1995         1994
                                                                                -----------   -----------   -----------  ----------
PROVED DEVELOPED RESERVES (MMBOE)............................................      141.8         103.2          95.0         82.7

------------

(a) At December 31, 1997, 3.9 MMBOE were subject to a 90% net profits interest held by Santa Fe Energy Trust. See "Santa Fe Energy Trust."

     Ryder Scott Company ("Ryder Scott"), a firm of independent petroleum engineers, prepared the above estimates of the Company's total proved reserves at December 31, 1994, 1995, 1996 and 1997.

PRODUCTION AND DEVELOPMENT ACTIVITIES

  CENTRAL DIVISION

     The Company's producing properties in the Central Division consist primarily of long-lived enhanced oil recovery properties in the Permian Basin of West Texas and oil and natural gas properties in Southeastern New Mexico. Central Division production averaged 17.8 MBbls of crude oil and liquids and

56.9 MMcf of natural gas per day in 1997, a 17% increase on a BOE basis from 1996. During 1997 the Division spent $79.5 million on development projects and acquisitions and participated in 47 gross (18.0 net) development wells, 41 gross (15.8 net) of which were successful.

     The Company is engaged in development activities primarily through the use of secondary waterfloods and tertiary CO2 floods on its properties in mature fields in the Permian Basin of West Texas and development drilling on producing properties discovered or acquired by the Company. The Company has extensive experience in the use of waterfloods, which involves the injection of water into a reservoir to drive hydrocarbons into producing wellbores. Following the waterflood phase, certain fields may continue to produce in response to tertiary EOR projects, such as the injection of CO2 which mixes with the oil and improves the efficiency of the waterflood. The Wasson and Reeves fields are the most significant of the Company's enhanced oil recovery properties.

     The Company has been active in the Wasson field in the Permian Basin of West Texas since 1939. The Company's interests in this field consist principally of royalty and working interests in four units, operated by Altura Energy, Ltd. and an affiliate of Atlantic Richfield Company, which are presently under CO2 flood. Most of the expenditures for plant, facilities, wells and equipment necessary for such tertiary recovery projects have been made. In addition, while expenditures relating to the purchase of CO2 for the Wasson field are expected to continue, CO2 can be recycled and, therefore, such expenditures should decline in the future.

     In 1997 the Wasson field accounted for approximately 16% of the Company's crude oil and liquids production. Since initiation of CO2 flooding operations in 1984, the field's previous production decline has been reversed. Reservoir engineering studies prepared on behalf of the Company indicate additions to proved reserves in this field can be made through continuing EOR and development projects.

     The Company is the operator and owns a 72% average net revenue interest in the Reeves field in West Texas. While this field has been under waterflood since 1965, from 1991 through 1996 the Company drilled infill wells to reduce well spacing from 40 acres to 20 acres and performed workover operations which improved oil recovery from the waterflood program. In 1997 the program was continued with eight new wells and 16 workovers. Based on the success of these programs to date, the Company plans to continue the program in 1998 at approximately the same level as 1997. In 1997, the Reeves field accounted for approximately 6% of the Company's crude oil and liquids production.

     The Company continued its development activities in Lea and Eddy Counties in Southeastern New Mexico with a total of 30 gross (11.2 net) development wells completed in 1997. Production from this area in 1997 averaged 10.5 MBOE per day and at year end averaged 12.2 MBOE per day. The Cisco Canyon project, known as the Indian Basin field, in Eddy County continues to be the Company's most significant project in the area. Net production averaged 5.3 MBOE per day for 1997 and represented 9% of the Company's total production. In addition, the Company's Gaucho Unit in Lea County produced 5.5 MMcf of natural gas per day net to the Company at year end 1997 from two wells. A third well was successfully completed in early January 1998, increasing net natural gas production to 10 MMcf per day. Development drilling will continue on both projects in 1998.

     The acquisition of interests in two secondary recovery properties in West Texas for $40 million added production of approximately 1.5 MBOE per day.

  GULF DIVISION

     The Company's production in the Gulf Division averaged 96.1 MMcf of natural gas per day and 3.4 MBbls of crude oil and liquids per day in 1997. The decrease in production from 1996 levels (3.2% on a BOE basis) was due principally to the disposition of properties which were producing approximately 13.0 MMcf of natural gas per day at the time of sale. The Company replaced a significant portion of the production lost due to the sale of these properties with new production from wells brought on line in 1997. Gulf Division properties accounted for 55% of the Company's 1997 natural gas production and 42% of the Company's proved natural gas reserves at year-end 1997.

     The Company's producing fields in the Gulf of Mexico are in shallow water areas (less than 400 feet of water) where the Company has considerable experience in drilling and field operations. The Gulf Division participates in 48 producing fields on 89 blocks, 14 of which are Company operated.

     In 1997 the Division spent $38 million on development projects and acquisitions and expects a comparable level of spending in 1998. In the first half of 1998 the Division expects to hook up five new wells which should add approximately 20 MMcfe of natural gas per day.

  INTERNATIONAL DIVISION

     The Company's international production and development operations are currently focused in Indonesia, Argentina and Gabon. In 1997 the International Division accounted for 30% of the Company's crude oil and liquids and 12% of the Company's natural gas production, with production concentrated in Indonesia (Salawati Basin, Salawati Island and Jabung Blocks) and Argentina (El Tordillo, Sierra Chata and Tupungato fields). Production from the Mudi field in Indonesia commenced in late December 1997, and production from the Makmur field on the Jabung Block in Indonesia and the Tchatamba Marine discovery in Gabon began in January 1998. The Company expects production from its Tchatamba South discovery in Gabon to commence production in 1999. International proved reserves at year end 1997 accounted for 43% of the Company's crude oil and liquids reserves and 14% of the Company's natural gas reserves.

     The Company's international production averaged 9.2 MBbls of crude oil and liquids and 21.7 MMcf of natural gas per day in 1997, an 11.3% increase on a BOE basis from 1996. Production averaged 11.1 MBbls of crude oil and liquids per day and 24.3 MMcf of natural gas per day in the fourth quarter of 1997, up over 30% on a BOE basis from the fourth quarter of 1996. In 1997 the Company spent $90.7 million on international development projects and acquisitions ($54.8 million in Argentina, $30.7 million in Indonesia and $5.2 million in Gabon) and participated in 45 gross (10.6 net) development wells, 43 gross (10.0 net) of which were successful. The Company expects to spend approximately $100.0 million in 1998 on international development projects and participate in 68 gross (21.9 net) international development wells.

     INDONESIA.  The Company operates four producing concessions in Indonesia:
Salawati Basin, Salawati Island, Tuban and Jabung. In 1997, the Company's net Indonesian production averaged 4.3 MBbls of crude oil and liquids per day. The Company sells its Indonesian crude oil production for U.S. dollars generally to markets outside of Indonesia.

     The Company is the operator of a joint venture (the "Salawati Basin Joint Venture") formed in 1970 to explore for and develop hydrocarbon reserves in the Salawati Basin area of Irian Jaya, Indonesia's eastern most province. At December 31,1997, the Company held a 33 1/3% participation interest in the Salawati Basin Joint Venture. The Salawati Basin Joint Venture operates under a production sharing contract (a "PSC") with the Indonesia state oil agency ("Pertamina"), which expires in the year 2020. As of December 31, 1997 the contract covered an area of approximately 238,000 acres. Production occurs from seven oil and three gas condensate fields, and averaged approximately 6.7 MBbls per day (approximately 2.3 MBbls per day net to the company) for the year ended December 31, 1997.

     The Company is also a participant in a joint venture with Pertamina to explore, develop and produce oil and natural gas on the Salawati Island Block of Irian Jaya. The effective date of the joint venture was April 23, 1990 with a term of 30 years. At December 31, 1997 the Company held a 16 2/3% participation interest in the block which covers approximately 536,000 acres. The Company and Pertamina (with its 50% interest) jointly operate the contract area under the terms of a Joint Operating Body (a "JOB"). Sales from the Matoa field began in January of 1993 and in 1997 the field produced approximately 5.8 MBbls of oil per day (approximately 1.4 MBbls per day net to the Company) from 25 wells.

     Crude oil production commenced in August 1997 from the North Geragai field on the Jabung Block in central Sumatra. The Company holds a 30% interest and is the operator of the Jabung Block under the terms of a PSC with Pertamina. The Jabung Block Contract date was February 27, 1993 with a contract term of 30 years. The block covers approximately 2,034,000 acres. In the first quarter of 1995 the Company completed the North Geragai discovery well. In August 1997 the field commenced production and at year end was producing 6.3 MBbls of oil per day (1.7 MBbls per day net to the Company) from 12 wells, two of which were horizontal wells. Additional development wells are planned in 1998.

     In August 1995 the Northeast Betara No. 1 exploratory well on the Jabung Block, located approximately 25 miles northeast of the North Geragai No. 1, tested 420 barrels of condensate and 22 MMcf of natural gas per day gross, approximately 55% of which was carbon dioxide, from three intervals. A second well tested 204 barrels of condensate and 12 MMcf of natural gas per day. The Company expects to drill two additional appraisal wells in 1998 to further evaluate the field. The Company is currently evaluating marketing alternatives with respect to these reserves.

     The Makmur No. 2 well was drilled to confirm the December 1996 Makmur discovery and was completed as an oil well and tested at approximately 2,900 barrels of oil per day. In January 1998 the Makmur field on the Jabung Block commenced production at 580 gross barrels of oil per day from the Makmur No. 2 well. Early production of the Makmur field was facilitated by the nearby North Geragai field infrastructure. Two wells have been drilled and eleven development wells in the Makmur field are planned in 1998 which are expected to significantly increase the oil production rate.

     Oil production commenced at the end of December 1997 from the Mudi field on the Tuban Block and averaged approximately 950 net barrels per day from the Mudi #6 and #7 wells during January 1998. The Company's Tuban Block is on the island of Java, where a total of eleven wells (ten successful) have been drilled through year end 1997. Three additional development wells are planned in 1998. The Company has a 12.5% equity interest in the Tuban Block on approximately 1,370,000 acres. The Company and Pertamina (with a 50% interest) jointly operate the contract area under terms of a JOB. The Company expects net production on this Block to increase to 4.5 MBbls of oil per day by the end of 1998.

     The contracts under which the Company operates the Salawati Basin Joint Venture and the Tuban Block entitle the participants to recover all expenditures related to the operation (the "cost recovery amount") by allocating to the participants a portion of the crude oil production ("cost oil") sufficient, at the Indonesia government official crude oil price ("ICP"), to offset the cost recovery amount. ICP is determined by the Indonesian government based on the average market prices of a basket of world crude oil prices. All unrecovered costs in any calendar year are carried forward to future years. The balance of production after deducting the cost recovery amount is allocated to Pertamina and the participants (66% is allocated to Pertamina with respect to the Salawati Basin Joint Venture and 71% is allocated to Pertamina with respect to the Tuban Block). After the first five years of production, 25% of the production allocated to the participants must be sold into the Indonesian domestic market for $0.20 per barrel.

     Under the terms of the contracts which the Company operates the Salawati Island Block and the Jabung Block, the joint venture participants are allowed to recover the cost recovery amount, after an initial 20% (approximately 8% to the joint venture participants and 12% to Pertamina) has been deducted, by allocating to the joint venture participants cost oil sufficient to cover the cost recovery amount. All unrecovered costs in any calendar year are carried forward to future years. The balance of production after allocation of cost oil is allocated approximately 62% to Pertamina and 38% to the joint venture participants. After the first five years of production, 25% of the production allocated to the joint venture participants must be sold into the Indonesian domestic market for 10% to 15% of ICP.

     ARGENTINA. In the El Tordillo field production averaged 22.6 MBbls of oil per day (gross) in 1997, an increase of over 12.1 MBbls of oil per day (gross) since the Company's acquisition in 1991. Field production net to the Company averaged 4.3 MBbls of oil per day in 1997. The Company expects to drill 26 development wells, continue the workover program and expand the existing waterflood projects in 1998.

     The Company's Sierra Chata field averaged 120 MMcf of natural gas per day of gross production in 1997. In January 1998 Sierra Chata No. 18 was successfully completed. The Company expects to drill two additional development wells in 1998 in order to maintain deliverability.

     Production from the Sierra Chata field is sold under a gas contract with certain "take-or-pay" and "delivery-or-pay" obligations with MetroGas S. A., a Buenos Aires gas distribution company and to the Chilean market via the GasAndes Pipeline. In addition, natural gas produced in excess of contract requirements is sold on the spot market. Sales from the field averaged 20.9 MMcf per day net to the Company during 1997, based on the Company's 19.9% working interest in the Block.

     In August, 1997 the Company purchased 100% working interest (80% net revenue interest) in the Tupungato field in the Cuyo Basin from Anderson Exploration, Ltd. for $38.2 million including working capital. At December 31, 1997 the field was producing 1,430 gross (1,144 net) barrels of oil per day from 36 wells. The Company expects to drill eight development wells, perform workovers and expand the waterflood project in 1998.

     GABON. Oil production commenced in January 1998 from the Tchatamba Marine field in the offshore Kowe permit at a rate of 3,050 gross barrels per day, and is currently producing 15,000 gross barrels per day. The Company holds an 18.75% participatory interest (net of the Gabonese government's 25% interest) in the exploitation license area covering the Tchatamba Marine field, and a 25% participatory interest in the remainder of the block's exploration area. Under the terms of the Kowe Block Production Sharing Contract the Gabonese government may elect to take a 25% participatory interest in any exploitation areas. At year end the contract area covered approximately 629,500 acres.

     The Company participated in the discovery of the South Tchatamaba field in 1997. The discovery well, Tchatamaba South #1, tested at a rate of 7.7 MBbls from two zones. Development activities will be undertaken in 1998 to commence oil production from the field in the first half of 1999.

EXPLORATION ACTIVITIES

     The Company drilled 43 gross exploratory wells (15.9 net wells) in 1997, of which 17 (6.6 net) were successful, and plans to participate in the drilling of approximately 50 gross exploratory wells in 1998. The Company generally develops its own prospects, in many cases utilizing 3-D seismic data. A large portion of the Company's undeveloped acreage position has been acquired through federal lease sales and through entering into concessions with foreign governments. Prior to drilling more expensive wells, the Company generally brings in partners to share the costs while retaining operatorship, and in certain instances, is able to get its partners to pay part of the Company's share of the cost to drill a well. The exploration program is most active internationally where up to 25 exploratory wells are planned for 1998.

  DOMESTIC

     At year end 1997, the Company held an interest in 391,161 gross undeveloped acres (228,827 net acres) in the Gulf of Mexico, 175,472 gross acres (116,974 net acres) of which are located in the Flex Trend in water depths between 400 and 2,500 feet. New exploratory leasehold totaling 55,094 gross acres (41,521 net acres) and 34,510 gross exploratory acres (12,385 net acres) was acquired by the Company in 1997 in the Flex trend and shelf areas of the Gulf, respectively. In 1997 the Company participated in 22 gross exploratory wells (7.6 net wells) in its Gulf Division. The Company drilled 15 exploratory wells in the shallow waters of the shelf and successfully completed six wells. Seven gross exploratory wells were drilled in the deeper water Flex trend with no commercial success.

     In Southeastern New Mexico the Company continued its exploration program with focus on multiple Permian and Pennsylvanian aged oil and gas reservoirs ranging in depth from 1,500 to 16,000 feet. This focus which delivered the Gaucho discovery in 1996, has yielded a multi-zone discovery at the Hackberry Prospect in 1997. At the Hackberry Prospect, where the Company holds 4,320 gross acres (1,676 net acres) the first well was completed and tested at 3.6 gross MMcf per day from the lower Morrow formation. Testing in the Atoka section yielded an additional 1.3 MMcf per day gross. Other pays indicated on logs include the middle Morrow and Delaware sands. The Company drilled 15 gross exploratory wells (6.1 net wells) in 1997, of which 10 (4.7 net) were successful. The Company plans to continue exploration activity at the same level in 1998.

  INTERNATIONAL

     The Company's exploration activities outside the United States have been concentrated in Southeast Asia and West Africa. At year end, the Company held interests in 25 contracts in eight countries. Total acreage associated with these contract areas amounts to approximately 16,257,100 gross acres (7,893,700 net acres) of which approximately 16,140,900 gross acres (7,864,400 net acres) are undeveloped. In 1997 the Company incurred $10.4 million of capital expenditures on its international exploration program and expects to increase its spending in 1998.

     INDONESIA. After drilling three successful discovery wells on the Jabung Block in previous years, in 1997 the Company participated in the drilling of the Senyerang #1 well, which failed to encounter commercial oil or gas and was plugged and abandoned. The Company plans to drill seven exploratory wells in Indonesia in 1998, three on the Jabung Block.

     CHINA. In January, 1997 the Company signed a contract covering a portion of the offshore Pearl River Mouth Basin designated as Block 15/34 with the China National Offshore Oil Company (CNOOC). The block, which lies approximately 50 miles south of Hong Kong, covers an area of approximately 800,000 acres and includes several prospect areas. The Company has completed its obligatory 2-D seismic acquisition and reprocessing programs and expects to fulfill its contractual obligations in 1998 by drilling at least one well and acquiring 3-D seismic data. The Company holds a 50% share of the working interest in the block and is the operator.

     In December, 1996 the Company signed a Production Sharing Contract with CNOOC on Block 27/11 which adjoins Block 15/34. The block consists of approximately 765,000 acres and is operated by Kerr-McGee Corporation who has fulfilled the obligatory seismic acquisition and reprocessing programs for the block. The required initial exploratory well will be drilled in 1998, and the Company holds a 20% working interest in the block.

     In June, 1997 the Company entered into an agreement by which it will earn a 25% interest in Block 15/35 which adjoins Block 15/34 and covers approximately 233,500 acres. The Company will earn its interest by participating in the drilling of the initial exploratory well on the block and by paying a disproportionate share of the costs. This well is expected to be drilled in the first half of 1998.

     In January, 1997 the Company signed a PSC with CNOOC covering Block 23/28, an area of approximately 550,000 acres just north of Hainan Island within the Beibu Gulf Basin. Several prospect areas have been identified from the analysis of previously existing and newly acquired seismic data. The Company expects to drill at least one well in 1998 to test these prospect areas. The Company currently holds an 80% interest in the block and is the operator.

     GABON. In 1995 the Company participated in the drilling of the Tchatamba Marine #1 Upper Madiela discovery on the Kowe permit in offshore Gabon. The Company participated in the drilling of two additional wildcats on the Kowe permit in 1997. One of those wells, the Tchatamba South #1 was completed as a discovery in two zones. The Upper Madiela Formation yielded oil at rates of 4,700 gross barrels per day of 44 degree API gravity oil from perforations between 6,080 and 6,207 feet. An interval in the Cap Lopez Formation also tested oil at rates of 3,000 gross barrels of 42 degree API gravity oil from a perforated interval of 5,193 to 5,212 feet. Further delineation activity including the drilling of at least one additional well is scheduled for 1998. The Missoumba #1 wildcat well was drilled on the Kowe permit, but failed to find commercial hydrocarbons and was abandoned. At least three additional exploratory wells are expected to be drilled in 1998. The Company holds a 25% working interest in the permit area of approximately 614,000 acres. In 1997 the Company's exploratory rights in this block were extended for two years until 1999 by the government of Gabon.

     COTE D'IVOIRE. In October, 1996 the Company signed a contract to explore Block CI-24, an area of approximately 196,000 acres in offshore Cote d'Ivoire just to the southeast of Abidjan. In 1997 the Company met its initial seismic processing and interpretation obligations and has exercised its option to enter into the second phase of the contract which requires one well to be drilled. The Company expects to drill the well in 1998. The Company currently holds a 90% working interest in this block and is the operator.

     In April, 1997 the Company signed a contract covering Block CI-202 which also covers portions of offshore Cote d'Ivoire and adjoins Block CI-24 to the east. This block covers an area of approximately

163,000 acres and will be evaluated in 1998 with an obligatory 3-D seismic program. The Company currently holds 90% of the working interest in this block and is the operator.

     GHANA. In June, 1997 the Company signed a contract for the Keta Block, an area of approximately 2,594,000 acres covering both onshore and offshore portions of the delta of the Volta River. A significant portion of this block lies in the deeper waters of the Volta River Delta. The Company is obligated to reprocess existing seismic data, to acquire new data and to drill at least one exploratory well during the three-year primary term of the agreement. The Company holds 100% of the working interest in the block and is the operator.

DRILLING ACTIVITIES

     The table below sets forth, for the periods indicated, the number of wells drilled in which the Company had an economic interest. As of December 31, 1997 wells in the process of drilling or completing included 9 gross (2.9 net) domestic exploratory wells, 16 gross (9.2 net) domestic development wells, 2 gross (0.6 net) foreign exploratory wells and 8 gross (2.5 net) foreign development wells.

                                                          YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------
                                              1997                 1996                 1995
                                        -----------------    -----------------    -----------------
                                        GROSS      NET       GROSS      NET       GROSS      NET
                                        -----   ---------    -----   ---------    -----   ---------
DEVELOPMENT WELLS
     Domestic:
          Completed as natural gas
             wells...................    32.0         7.5     12.0         3.8     13.0         6.3
          Completed as oil wells.....    22.0         9.8     28.0        14.7     47.0        25.3
          Dry holes..................     6.0         2.2      8.0         3.0      4.0         1.5
     Foreign:
          Completed as natural gas
             wells...................     2.0         0.4      5.0         1.1      3.0         0.9
          Completed as oil wells.....    41.0         9.6     21.0         4.6     17.0         3.2
          Dry holes..................     2.0         0.6      1.0         0.2      5.0         1.1
                                        -----   ---------    -----   ---------    -----   ---------
                                        105.0        30.1     75.0        27.4     89.0        38.3
                                        -----   ---------    -----   ---------    -----   ---------
EXPLORATORY WELLS
     Domestic:
          Completed as natural gas
             wells...................     9.0         2.9     10.0         5.1     13.0         6.3
          Completed as oil wells.....     7.0         3.4      6.0         2.9      9.0         3.3
          Dry holes..................    21.0         7.5      8.0         3.0      5.0         2.1
     Foreign:
          Completed as natural gas
             wells...................    --        --          1.0         0.2      2.0         0.8
          Completed as oil wells.....     1.0         0.3      2.0         0.7      3.0         0.9
          Dry holes..................     5.0         1.8      6.0         1.9      3.0         0.8
                                        -----   ---------    -----   ---------    -----   ---------
                                         43.0        15.9     33.0        13.8     35.0        14.2
                                        -----   ---------    -----   ---------    -----   ---------
                                        148.0        46.0    108.0        41.2    124.0        52.5
                                        =====   =========    =====   =========    =====   =========

PRODUCING WELLS

     The following table sets forth the Company's ownership in producing wells at December 31, 1997.

                                             U.S.(A)            ARGENTINA         INDONESIA(B)            TOTAL
                                        -----------------   -----------------   -----------------   -----------------
                                        GROSS      NET      GROSS      NET      GROSS      NET      GROSS      NET
                                        -----   ---------   -----      ---      -----      ---      -----   ---------
Oil..................................   8,477         966    436          122    390          123   9,303       1,211
Natural gas..........................     575         160     17            3      9            3     601         166
                                        -----   ---------   -----         ---   -----         ---   -----   ---------
                                        9,052       1,126    453          125    399          126   9,904       1,377
                                        =====   =========   =====         ===   =====         ===   =====   =========

------------

(a) Includes 67 gross wells with multiple completions.

(b) Includes three gross wells with multiple completions.

DOMESTIC ACREAGE

     The following table summarizes developed and undeveloped fee and leasehold acreage in the United States at December 31, 1997. Excluded from such information is acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests.

                                           UNDEVELOPED            DEVELOPED
                                   --------------------  --------------------
                STATE                GROSS       NET       GROSS       NET
---------------------------------  ---------  ---------  ---------  ---------
                                                   (IN ACRES)
Alabama - Offshore...............     23,040      7,440      5,760      5,760
Alabama - Onshore................     --         --            824        112
Arkansas.........................        329         60        818        182
Colorado.........................      1,192      1,048      5,931      5,249
Kansas...........................         93         63      3,833        874
Louisiana - Offshore.............    239,589    120,465    198,283     74,367
Louisiana - Onshore..............      4,724      1,386      6,791      1,568
Michigan.........................      8,293      4,396     --         --
Mississippi......................        300         84      2,991        523
Montana..........................      3,450        428        670         43
New Mexico.......................    165,130    102,956     56,620     29,544
New York.........................     --         --            189         47
North Dakota.....................      2,963        986      4,117        991
Oklahoma.........................      6,631      5,417     21,569      8,091
Pennsylvania.....................         20         20         25          3
Texas - Offshore.................    128,532    100,922     48,540     17,955
Texas - Onshore..................    149,934    105,270    186,360    131,857
Utah.............................      1,363        531      2,685      1,394
Wyoming..........................     18,023      9,260     23,202     10,693
                                   ---------  ---------  ---------  ---------
                                     753,606    460,732    569,208    289,253
                                   =========  =========  =========  =========

FOREIGN ACREAGE

     The following table summarizes foreign acreage at December 31, 1997.

                                     UNDEVELOPED               DEVELOPED
                              --------------------------  --------------------
               COUNTRY           GROSS          NET         GROSS       NET
----------------------------  ------------  ------------  ---------  ---------
                                                 (IN ACRES)
Argentina...................     1,426,590       447,628     99,887     25,807
China.......................     2,343,453     1,287,363     --         --
Colombia....................       423,420       317,565     --         --
Cote d'Ivoire...............       359,040       323,136     --         --
Ecuador.....................       494,000       172,900     --         --
Gabon.......................     1,007,163       346,207     --         --
Ghana.......................     2,593,920     2,593,920     --         --
Indonesia...................     7,493,360     2,375,659     16,260      3,513
                              ------------  ------------  ---------  ---------
                                16,140,946     7,864,378    116,147     29,320
                              ============  ============  =========  =========

SANTA FE ENERGY TRUST

     The Santa Fe Energy Trust (the "Trust") was formed in 1992 to hold 6,300,000 Depository Units ("Depository Units"), each consisting of beneficial ownership of one unit of undivided interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States

Treasury obligation maturing on or about February 15, 2008. The Trust will be liquidated on February 15, 2008. The assets of the Trust consist of certain oil and gas properties conveyed by the Company.

     The properties conveyed to the Trust consisted of two term royalty interests in two production units in the Wasson field in West Texas and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states. At December 31, 1997, 3.9 MMBOE of the Company's estimated proved reserves were subject to such net profits interest. The reserve estimates included herein reflect the conveyance of the Wasson term royalties to the Trust.

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive support payments to the extent that such payments are required to provide distributions of $0.40 per Depository Unit per quarter or $2.52 million in the aggregate. Such support payments, if needed, will come from the Company's remaining royalty interest in one of the production units in the Wasson field described above, and are non-recourse to the Company. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such payments. The aggregate amount of the support payments (net of any amounts recouped) is limited to $20.0 million on a revolving basis. Through the end of 1995, the Trust had received support payments totalling $2,074,000. During 1996 and the first six months of 1997 the Company recouped all of such payments. Dependent on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make distributions of $0.40 per quarter. In such instances the Company would be required to make support payments.

CURRENT MARKETS FOR OIL AND GAS

     Substantially all of the Company's oil and gas production is sold at market responsive prices. The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. The price received by the Company for its crude oil and natural gas depends upon numerous factors, the majority of which are beyond the Company's control, including economic conditions in the United States and elsewhere, the world political situation as it affects OPEC, the Middle East and other producing countries, the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding the balance of world demand for and supply of oil and gas. Crude oil prices fell in the fourth quarter of 1997 and early 1998 in part due to uncertainties about the strength of some Asian economies. The fluctuation of natural gas prices reflects the seasonal swings of storage inventory, weather conditions, and increasing utilization of natural gas for electric generation as it affects overall demand. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the Company's development and exploration programs, proved reserves, revenues, profitability and cash flow. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

     In Argentina, the Company markets its crude oil for U.S. dollars under market responsive terms. Production from the El Tordillo field is generally exported from Argentina and sold into the international market. Production from the Tupungato field is sold under a long-term contract to a local refinery under market responsive terms. Gas from the Sierra Chata field is sold under long-term contracts in Argentina and Chile for prices ranging between $1.15 and $1.34 per MMBtu. Gas production in excess of the contract requirements is sold on the local spot market.

     The Company sells its Indonesian crude oil production for U.S. dollars generally to markets outside of Indonesia. The Company currently sells its crude oil production from the Jabung Block to the Indonesian state oil agency for U.S. dollars. The Company is currently in the process of applying for a license to export crude oil from the Jabung Block.

     The Company sells its Gabonese crude oil production for U.S. dollars into the international markets.

     The Company periodically hedges a portion of its oil and natural gas production to manage its exposure to volatility in prices of oil and natural gas. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" for a discussion of the Company's hedging activities.

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

  REGULATION OF CRUDE OIL AND NATURAL GAS

     The petroleum industry is subject to various types of regulation throughout the world, including regulation in the United States by state and federal agencies. Domestic legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both state and federal, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and which may carry substantial penalties for non-compliance. Although the regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects profitability, generally these burdens do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry with similar types and quantities of production. While the Company is a party to several regulatory proceedings before governmental agencies arising in the ordinary course of business, the Company does not believe that the outcome of such proceedings will have a material adverse affect on its operations or financial condition. Set forth below is a general description of certain state and federal regulations which have an effect on the Company's operations.

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

     FEDERAL REGULATION. A portion of the Company's oil and gas leases are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS"), both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, Army Corps of Engineers and Environmental Protection Agency), lessees must obtain a permit from the BLM or the MMS prior to the commencement of drilling. The interstate transportation of natural gas is regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of
1938 and, to a lesser extent, the Natural Gas Policy Act of 1978 (collectively, the "Acts"). Since 1991, FERC's regulatory efforts have centered largely around its generic rulemaking proceedings, Order No. 636. Through Order No. 636 and successor orders, FERC has undertaken to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative gas suppliers. By requiring interstate pipelines to "unbundle" their sales services and to provide their customers with direct access to any upstream pipeline capacity held by pipelines, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase gas directly from third-party merchants other than the pipelines. In general, Order No. 636 has facilitated the transportation of gas and the direct access to end-user markets.

     With the completion of the Order No. 636 implementation process on the FERC level, FERC's natural gas regulatory efforts have turned towards a number of other important policies, all of which could significantly affect the marketing of gas. Some of the more notable of these regulatory initiatives include (i) the unbundling of the wholesale electric industry through generic rulemaking proceedings in Order Nos. 888 and 889 and their successor orders, which has already been recognized as encouraging electric utilities to seek out more competitive sources of (or alternatives to) supplies for their gas fired generation units, (ii) FERC's ongoing efforts, aided by the participation of various industry segments through the rulemaking process in Order No. 587 and its successor orders, to implement uniform standards for pipeline electronic bulletin boards, electronic data exchange, and basic business and operational practices of the pipelines, (iii) the issuance of a merger policy statement, as well as the consideration and approval of a surge in merger applications and approvals (especially a number of so called "convergence" mergers between electric utilities and gas companies), (iv) increased acceptance of market and other non-cost-based rates, such as negotiated rates, for interstate pipeline transmission and storage capacity, (v) an inquiry into the appropriate nature and extent of continuing FERC regulation of offshore pipelines, (vi) the revisitation of the treatment of pipeline companies' capital structures and how the related rates-of-return should be calculated, and (vii) the examination, through an informal "roundtable" process, of certain general topics affecting the current energy industry (such as the financial outlook of the gas pipeline industry and the evolution of information technology issues). The on-going and evolving nature of these regulatory initiatives make it impossible at this time to predict their ultimate impact upon marketing natural gas.

     Numerous states have implemented regulatory initiatives requiring local distribution companies ("LDCs") to develop (to various degrees) unbundled transportation and related service options and rates, while many other states are at different stages in the unbundling process. Typically, these programs are designed to allow the LDCs' commercial, industrial, and, in more and more cases, residential, customers to have access to transportation service on the LDC, coupled with an ability to select third-party city-gate gas suppliers. Similarly, several states are also addressing the unbundling of the retail electric markets, ranging from the consideration of initial unbundling proposals to permitting, in varying degrees, the implementation of programs allowing direct retail access. These developments have already led a number of industry participants to redirect significant marketing resources to these emerging energy markets.

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

     Adobe Resources Corporation, which was merged into the Company in 1992, was named as a PRP with respect to the Gulf Coast Services Superfund site located in Abbeville, Louisiana. The Company has entered into a sharing agreement with other PRPs to participate in the final remediation of this site. The remediation phase is expected to be completed in 1998, after which will begin the monitoring phase. The Company estimates its share of the remediation and monitoring phases to be $150,000, which has been provided for in the Company's financial statements.

     Pursuant to the Contribution Agreement, Monterey agreed to indemnify and hold harmless the Company from and against any costs incurred in the future relating to environmental liabilities in respect to any property or interest located in California and formerly owned or operated by the former Western Division or its predecessors.

     AIR EMISSIONS. The operations of the Company are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, the 1990 Clean Air Act Amendments impose additional requirements that may affect the Company's operations, including permitting of existing sources and control of hazardous air pollutants. The Company has been and may in the future be subject to administrative enforcement actions for failure to comply strictly with air regulations or permits. These administrative actions are generally resolved by payment of a monetary penalty and correction of any identified deficiencies. Alternatively, regulatory agencies may require the Company to forego construction or operation of certain air emission sources.

     OTHER. The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

     Although generally less stringent, the Company's foreign operations are subject to similar foreign laws respecting environmental and worker safety matters.

  INSURANCE COVERAGE MAINTAINED WITH RESPECT TO OPERATIONS

     The Company maintains insurance policies covering its operations in amounts and areas of coverage normal for a company of its size in the oil and gas exploration and production industry. These include, but are not limited to, workers' compensation, employers' liability, automotive liability and general liability. In addition, an umbrella liability and operator's extra expense policies are maintained. All such insurance is subject to normal deductible levels. The Company does not insure against all risks associated with its business either because insurance is not available or because it has elected not to insure due to prohibitive premium costs.

  EMPLOYEES

     At December 31, 1997, the Company had 1,209 total employees, including 823 foreign nationals working in Indonesia and Argentina. The Company believes that its relations with its employees are satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, its subsidiaries and other related companies are named defendants in several lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders in the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is listed on the New York Stock Exchange and trades under the symbol SFR. The following table sets forth information as to the last sales price per share of the Company's common stock as quoted on the Consolidated Tape System for each calendar quarter in 1996 and 1997.

                                        LOW     HIGH
                                        ----    -----
1996
     1st Quarter.....................     8 3/8   10 1/2
     2nd Quarter.....................    10 1/4   12 3/8
     3rd Quarter.....................    11 1/4   14 1/4
     4th Quarter.....................    13       15 1/8
1997
     1st Quarter.....................    12 1/2   15 7/8
     2nd Quarter.....................    12 5/8   15 3/4
     3rd Quarter(a)..................     8 1/16  15 1/2
     4th Quarter.....................     9 7/8   14 1/16

------------

(a) On July 25, 1997 the Company distributed pro rata to its common shareholders all of the shares of Monterey common stock that it owned by means of a tax-free distribution. The market price of the Company's common stock declined to reflect the distribution of 0.44 common shares of Monterey for each common share of Santa Fe. Between the distribution date and November 4, 1997, the date that Monterey's common shares were exchanged for shares of Texaco, Inc. pursuant to the merger agreement between the two companies, the market price of Monterey's common shares ranged from a low of $13.875 to a high of $21.1875 in the third quarter of 1997 and ranged from a low of $19.9375 to a high of $21.5625 in the fourth quarter of 1997.

     Except for the distribution of shares of Monterey Common Stock described above, the Company has not paid dividends on its common stock since the third quarter of 1993. The determination of the amount of future cash dividends, if any, to be declared and paid is in the sole discretion of the Company's Board of Directors and will depend on the Company's financial condition, earnings and funds from operations, the level of its capital and exploration expenditures, dividend restrictions in its financing agreements, its future business prospects and other matters as the Company's Board of Directors deems relevant. For a discussion of certain restrictions on the Company's ability to pay dividends, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing Activities."

     At December 31, 1997 the Company had approximately 36,010 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Consolidated Results, Including Monterey."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As described in Note 2 of the Notes to the Consolidated Financial Statements, the Company completed the Spin Off of Monterey on July 25, 1997. The consolidated financial statements for the year ended December 31, 1997 include seven months of Monterey's results. As a result of the Spin Off, management believes the consolidated results are not representative of the Company's on-going operations. Consequently, in order to provide public investors with more relevant information, the following discussions focus on the results of the Company, excluding Monterey. Except where indicated all historical information presented in Part II reflects the results of the Company excluding Monterey.

     The Spin Off of Monterey changed the nature of the Company's business in many respects. The Company's operations are smaller, more balanced between the production of light oil and natural gas, more focused internationally and more exploration oriented. Financially, the Company has lower debt and on a per unit of production basis, lower production costs, higher exploration expenses and higher depletion, depreciation and amortization costs. The Company's domestic core areas of operations are in the Permian Basin of West Texas and Southeastern New Mexico and offshore Gulf of Mexico. Its international core areas are Southeast Asia, South America and West Africa. The Company conducts development activities in each of its core areas and is growing more rapidly in the international area where it has recently brought discoveries in Indonesia and Gabon on production. The Company's exploration activities are conducted primarily in the Gulf of Mexico and in each of the international core areas, particularly Southeast Asia and West Africa, and to a lesser degree in Southeast New Mexico.

     Basic and diluted earnings per share are the same for all periods presented.

     The Company reported earnings to common shares for the fourth quarter of 1997 of $3.6 million, or $0.04 per share, compared to a loss to common shares of $51.9 million, or $0.57 per share, in the fourth quarter of 1996, including non-recurring items. Adjusted for non-recurring items, earnings attributable to common shares were $0.04 in the fourth quarter of 1997 compared to $0.07 per share in the same period of 1996. The 1996 non-recurring items were related to property impairments, the preferred stock repurchase premium and expenses related to the Monterey IPO. Crude oil and liquids sales of 32.4 MBbls per day represented a 4.7 MBbls per day increase compared with the same period in 1996. Similarly, the Company's natural gas sales increased in the fourth quarter of 1997 by 7.2 MMcf per day to 173.0 MMcf from 165.8 MMcf per day in the fourth quarter of 1996. The Company's average hedged sales price for crude oil and liquids of $17.19 per barrel was $4.28 per barrel lower than the fourth quarter of 1996. The Company's average realized sales price for natural gas increased to $2.54 per Mcf compared with the fourth quarter of 1996 realized price of $2.07 per Mcf, net of a $0.42 per Mcf hedging expense. No natural gas was hedged in the fourth quarter of 1997.

     In 1997, including non-recurring items, the Company reported net income to common shares for the full year of 1997 of $23.2 million, or $0.24 per share, compared with a loss to common shares of $55.5 million, or $0.61 per share, in 1996. The major non-recurring item in 1997 was a non-cash charge for the conversion of preferred stock while the 1996 adjustments were related to the preferred stock repurchase premium, property impairments and expenses related to the Monterey IPO. Adjusted for non-recurring items, earnings attributable to common shares were $0.32 in 1997 compared to $0.04 in 1996. Crude oil production averaged 30.3 MBbls per day in 1997, up over 10% from 1996. The Company's hedged sales price for crude oil and liquids averaged $18.02 in 1997, compared with $18.66 in 1996. Average natural gas production of 174.7 MMcf per day exceeded 1996 results by 7%. The Company's sales price for natural gas averaged $2.25 in 1997, up 23% from the $1.83 received in 1996. The 1996 gas price included a $0.35 per Mcf loss from hedging transactions.

     At December 31, 1997 worldwide proved oil and gas reserves totalled 171.1 MMBOE, an increase of 38% from the 124.3 MMBOE at the beginning of the year. Year-end reserves were comprised of 129.0 MMBbls of crude oil and liquids and
252.6 Bcf of natural gas, of which approximately 64% were domestic and 36% were foreign. In 1997, the Company replaced 326% of its production, and for the three-year period ended December 31, 1997 the Company replaced 215% of its production. Oil now accounts for approximately 75% of total reserves, and 83% of total reserves are classified as proved developed. International reserves increased to 36% of total reserves from 23% in 1996.

     In 1997, oil production accounted for approximately 51% of total production and 30% of the Company's oil production was from international operations. Approximately 88% of the Company's natural gas is produced domestically.

             UNAUDITED FINANCIAL STATEMENTS AND OPERATING SCHEDULES
                               EXCLUDING MONTEREY

     The following unaudited financial statements were derived from the consolidated financial statements of the Company included elsewhere herein and set forth the results of the Company, excluding Monterey Resources, Inc. and its predecessor operations, the Western Division of the Company. Income taxes were computed on a separate company basis as if the Company had filed returns excluding Monterey and its predecessor operations. Similarly, the operating schedules exclude the results of Monterey and its predecessor operations.

                          SANTA FE EXCLUDING MONTEREY
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
                                       (IN MILLIONS, EXCEPT PER SHARE
                                                    DATA)
Revenues:
     Sales of crude oil and
       liquids.......................  $   196.0  $   185.5  $   143.1
     Sales of natural gas............      137.5      104.5       75.2
     Other...........................     --            0.4       12.4
                                       ---------  ---------  ---------
               Total revenues........      333.5      290.4      230.7
                                       ---------  ---------  ---------
Costs and expenses:
     Production and operating........       87.6       80.6       69.7
     Exploration, including dry hole
       costs.........................       48.2       32.8       21.0
     Depletion, depreciation and
       amortization..................      105.5      110.7      100.8
     Impairment of oil and gas
       properties....................     --           57.4       30.2
     General and administrative......       20.5       21.1       19.6
     Taxes (other than income).......       14.7       17.2       11.3
     Loss (gain) on disposition of
       assets........................       (3.6)     (12.2)       0.3
                                       ---------  ---------  ---------
               Total costs and
                  expenses...........      272.9      307.6      252.9
                                       ---------  ---------  ---------
Income (loss) from operations........       60.6      (17.2)     (22.2)
     Interest income.................        1.5        1.8       10.7
     Interest expense................      (12.1)     (12.6)      (6.7)
     Interest capitalized............        5.7        4.0        5.1
     Other income (expense)..........       (0.6)      (1.0)      (1.0)
                                       ---------  ---------  ---------
Income (loss) before income taxes and
  extraordinary item.................       55.1      (25.0)     (14.1)
     Current income taxes............        6.0       (6.1)       2.2
     Deferred income taxes...........      (25.9)      24.3        7.6
                                       ---------  ---------  ---------
Income (loss) before extraordinary
  item...............................       35.2       (6.8)      (4.3)
     Extraordinary item -- debt
       extinguishment costs..........     --           (1.5)    --
                                       ---------  ---------  ---------
Net income (loss)....................       35.2       (8.3)      (4.3)
     Preferred dividend
       requirement...................       (3.6)     (13.5)     (14.8)
     Convertible preferred premium...       (8.4)     (33.7)    --
                                       ---------  ---------  ---------
Earnings (loss) attributable to
common shares........................  $    23.2  $   (55.5) $   (19.1)
                                       =========  =========  =========
Basic and Diluted earnings (loss)
  attributable to common
  shares per share
     Before extraordinary item.......  $    0.24  $   (0.59) $   (0.21)
     Extraordinary item -- debt
       extinguishment costs..........     --          (0.02)    --
                                       ---------  ---------  ---------
     Per common share................  $    0.24  $   (0.61) $   (0.21)
                                       =========  =========  =========
Weighted average number of shares
outstanding..........................       98.6       90.6       90.2
                                       =========  =========  =========

                          SANTA FE EXCLUDING MONTEREY
                                 BALANCE SHEET
                                  (UNAUDITED)

                                            DECEMBER 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
                                        (IN MILLIONS, EXCEPT
                                             AS NOTED)
               ASSETS
Current assets:
     Cash and cash equivalents.......  $      5.6  $      5.3
     Accounts receivable.............        70.9        65.8
     Inventories.....................        14.5        11.9
     Other current assets............        21.8        27.8
                                       ----------  ----------
                                            112.8       110.8
                                       ----------  ----------
Properties and equipment, at cost:
     Oil and gas (successful efforts
      method of accounting)..........     1,682.4     1,523.7
     Other...........................        16.8        20.2
                                       ----------  ----------
                                          1,699.2     1,543.9
     Accumulated depletion,
      depreciation, amortization and
      impairment.....................    (1,049.5)   (1,013.1)
                                       ----------  ----------
                                            649.7       530.8
                                       ----------  ----------
Other assets:
     Receivable under gas balancing
      arrangements...................         1.3         4.4
     Other...........................        25.1        35.8
                                       ----------  ----------
                                             26.4        40.2
                                       ----------  ----------
                                       $    788.9  $    681.8
                                       ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable................  $    106.7  $     86.0
     Income taxes payable............         6.5        15.6
     Interest payable................         1.4         1.3
     Other current liabilities.......        19.4        32.5
                                       ----------  ----------
                                            134.0       135.4
                                       ----------  ----------
Long-term debt.......................       121.7       103.5
Deferred revenues....................         3.7         4.1
Other long-term obligations..........        36.3        28.2
Deferred income taxes................        38.5        22.0
Commitments and contingencies........      --          --
Convertible preferred stock, 7%
  Series, $0.01 par value, 5.0
  million shares authorized and
  issued, none outstanding (1.2
  million in 1996)...................      --            19.7
Shareholders' equity:
     Preferred stock, $0.01 par
      value, 38.1 million shares
      authorized, none issued........      --          --
     $.732 Series A preferred stock,
      $0.01 par value, 10.7 million
      shares authorized and issued,
      none outstanding (10.7 million
      in 1996).......................      --            91.4
     Common stock, $0.01 par value,
      200.0 million shares
      authorized, 103.0 million
      shares issued and outstanding
      (90.7 million in 1996).........         1.0         0.9
     Paid-in capital.................       728.2       601.3
     Accumulated deficit.............      (273.2)     (324.4)
     Treasury stock, at cost,
       57.3 thousand shares
      (18.7 thousand in 1996)..              (0.6)       (0.3)
     Unamortized restricted stock
      awards.........................        (0.7)     --
                                       ----------  ----------
                                            454.7       368.9
                                       ----------  ----------
                                       $    788.9  $    681.8
                                       ==========  ==========

                          SANTA FE EXCLUDING MONTEREY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                         1997          1996          1995
                                       ---------   -------------   ---------
                                                   (IN MILLIONS)
Operating activities:
     Net income (loss)...............  $    35.2      $  (8.3)     $    (4.3)
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Depletion, depreciation and
          amortization...............      105.5        110.7          100.8
       Impairment of oil and gas
          properties.................     --             57.4           30.2
       Deferred income taxes.........       25.9        (25.2)          (7.6)
       Loss (gain) on disposition of
          assets.....................       (3.6)       (12.2)           0.3
       Exploratory dry hole costs....       23.7         10.9            4.5
       Other.........................        5.1          6.7            2.4
     Changes in operating assets and
       liabilities...................        1.4          1.8          (27.5)
                                       ---------   -------------   ---------
Net cash provided by operating
  activities.........................      193.2        141.8           98.8
                                       ---------   -------------   ---------
Investing activities:
     Capital expenditures, including
       exploratory dry hole costs....     (172.7)      (142.0)        (136.5)
     Acquisition of producing
       properties, net of related
       debt..........................      (84.9)       (34.9)         (32.5)
     Proceeds from sale of investment
       in Hadson Corporation.........     --           --               55.2
     Collection on production
       payment.......................     --             30.0         --
     Settlements with subsidiary,
       net...........................     --             30.3           21.5
     Net proceeds from disposition of
       assets........................       32.5         24.9            7.2
     Dividends received from Monterey
       Resources, Inc................       16.8       --             --
     Investment in Monterey
       Resources, Inc................     --             (0.5)        --
                                       ---------   -------------   ---------
Net cash used in investing
  activities.........................     (208.3)       (92.2)         (85.1)
                                       ---------   -------------   ---------
Financing activities:
     Issuance of Santa Fe Energy
       Resources, Inc. common
       stock.........................        2.8          2.4         --
     Purchase of 7% Series
       convertible preferred stock...     --            (94.0)        --
     Net change in long-term debt....       18.2         20.0          (10.0)
     Cash dividends paid.............       (5.1)       (14.8)         (14.8)
     Treasury stock purchased........       (0.5)        (0.5)        --
                                       ---------   -------------   ---------
Net cash provided (used) by financing
  activities.........................       15.4        (86.9)         (24.8)
                                       ---------   -------------   ---------
Net increase (decrease) in cash and
  cash equivalents...................        0.3        (37.3)         (11.1)
Cash and cash equivalents at
  beginning of period................        5.3         42.6           53.7
                                       ---------   -------------   ---------
Cash and cash equivalents at end of
  period.............................  $     5.6      $   5.3      $    42.6
                                       =========   =============   =========

                          SANTA FE EXCLUDING MONTEREY
                              OPERATING SCHEDULES
                                  (UNAUDITED)

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                         1997           1996         1995
                                       ---------     -----------   ---------
CRUDE OIL AND LIQUIDS PRODUCED
     REVENUES (IN MILLIONS)
       Sales
          Domestic...................  $   139.4       $ 142.7     $    99.5
          Argentina..................       30.5          25.8          13.8
          Indonesia..................       27.4          29.5          30.8
                                       ---------     -----------   ---------
                                           197.3         198.0         144.1
       Hedging.......................        2.2         (10.2)          2.5
       Net profits payments..........       (3.5)         (2.3)         (3.5)
                                       ---------     -----------   ---------
                                       $   196.0       $ 185.5     $   143.1
                                       =========     ===========   =========
     VOLUMES (MBBLS/DAY)
       Domestic......................       21.1          19.5          16.7
       Argentina.....................        4.9           3.7           2.6
       Indonesia.....................        4.3           4.3           5.2
                                       ---------     -----------   ---------
                                            30.3          27.5          24.5
                                       =========     ===========   =========
     SALES PRICES ($/BBL)
       Unhedged
          Domestic...................  $   18.07       $ 19.96     $   16.34
          Argentina..................      16.93         19.06         14.72
          Indonesia..................      17.58         18.92         16.10
          Total......................      17.82         19.68         16.12
       Hedged........................      18.02         18.66         16.40
NATURAL GAS PRODUCED
     REVENUES (IN MILLIONS)
       Sales
          Domestic...................  $   133.1       $ 120.9     $    71.4
          Argentina..................       10.1           9.7           5.3
          Indonesia..................        0.1           0.1           0.2
                                       ---------     -----------   ---------
                                           143.3         130.7          76.9
       Hedging.......................     --             (21.4)         (0.3)
       Net profits payments..........       (5.8)         (4.8)         (1.4)
                                       ---------     -----------   ---------
                                       $   137.5       $ 104.5     $    75.2
                                       =========     ===========   =========
     VOLUMES (MMCF/DAY)
       Domestic......................      153.0         142.2         132.4
       Argentina.....................       21.4          20.8          11.9
       Indonesia.....................        0.3           0.4           0.4
                                       ---------     -----------   ---------
                                           174.7         163.4         144.7
                                       =========     ===========   =========
     SALES PRICES ($/MCF)
       Unhedged
          Domestic...................  $    2.38       $  2.32     $    1.48
          Argentina..................       1.30          1.27          1.23
          Indonesia..................       1.04          1.04          1.05
          Total......................       2.25          2.18          1.46
       Hedged........................       2.25          1.83          1.45

                                           YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                     1997              1996         1995
                                   ---------        -----------   ---------
                                                    (UNAUDITED)
COSTS AND EXPENSES PER BOE
Production and operating(a)......  $    4.05(d)       $  4.03     $    3.92
Exploration, including dry hole
  costs..........................       2.23(d)(e)       1.64          1.19
Depletion, depreciation and
  amortization...................       4.86             5.39(g)       5.61(g)
General and administrative.......       0.93(d)(e)(f)    0.88(h)       1.10
Taxes (other than income)(b).....       0.68             0.86          0.63
Interest, net(c).................       0.23             0.34          0.32(i)
                                   ---------        -----------   ---------
     Total Costs and Expenses....  $   12.98          $ 13.14     $   12.77
                                   =========        ===========   =========

------------

(a) Excludes related production, severance and ad valorem taxes.

(b) Includes related production, severance and ad valorem taxes.

(c) Reflects interest expense less amounts capitalized and interest income.

(d) Excludes benefit of $1.3 million General and administrative ($.06 per BOE), $0.3 million Production and operating ($.01 per BOE) and $0.4 million Exploration costs and expenses ($.02 per BOE) related to a pension curtailment benefit from the Monterey Spin Off in 1997.

(e) Excludes effect of $0.5 million General and administrative ($.02 per BOE) and $0.1 million Exploration costs and expenses ($.01 per BOE) related to compensation expenses resulting from the Spin Off in 1997.

(f) Excludes effect of $1.1 million in administrative costs related to the Spin Off of Monterey ($.05 per BOE) in 1997.

(g) Excludes effect of unproved property writedowns of $0.13 per BOE in 1996 and $0.06 per BOE in 1995.

(h) Excludes effect of $1.6 million charge related to the abandonment of an office lease and $2.0 million in costs and expenses related to the Monterey IPO ($.18 per BOE) in 1996.

(i) Excludes effect of $8.3 million of interest income on federal income tax refunds, $5.0 million benefit for adjustments to provisions for potential state income tax obligations and $1.5 million benefit for adjustments to certain financing costs recorded in prior periods ($0.83 per BOE) in 1995.

GENERAL

     As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. Crude oil prices fell in the fourth quarter of 1997 and early 1998 in part due to uncertainties about the strength of some Asian economies. In 1997 the actual average crude oil and liquids sales price (unhedged) received by the Company ranged from a high of $20.50 per barrel in the first quarter of 1997 to a low of $16.79 per barrel in the third quarter of 1997. The Company's average crude oil and liquids sales price (unhedged) received in January 1998 was $13.80 per barrel. Based on operating results for 1997, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales prices would result in a corresponding $6.1 million change in net income and a $7.5 million change in cash flow from operating activities. The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price received by the Company in 1997 for its natural gas ranged from a high of $2.54 per Mcf in the fourth quarter of 1997 to a low of $1.91 per Mcf in the second quarter of 1997. Based on operating results for 1997, the Company estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $3.8 million change in net income and a $4.7 million change in cash flow from operating activities. With regard to the Company's Argentina operations, the Company sells its natural gas production under long-term contracts at prices ranging from $1.15 to $1.34 per MMbtu. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's oil hedging program, its debt levels and related interest expense or the level of capital expenditures, that might result from a change in crude oil and natural gas prices.

  YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     OIL AND GAS REVENUES. Total revenues from crude oil and natural gas sales increased by 15% to $333.5 million for the year ended December 31, 1997 compared with $290.4 million for the same period in 1996. The increase was due primarily to increased crude oil and natural gas production and improved natural gas prices, partially offset by lower realized crude oil prices. The Company's crude oil and liquids production for 1997 increased over 10% to 30.3 MBbls per day from 27.5 MBbls per day in 1996. The production increase was primarily due to property acquisitions in the Permian Basin and Argentina, the Company's ongoing exploration and development program and commencement of production at the N. Geragai field in Indonesia. Natural gas production increased to 174.7 MMcf per day in 1997 compared with 163.4 MMcf per day for the same period in 1996. New wells in the Central Division and in the Gulf of Mexico more than offset normal production declines and the loss of production from property sales in the Gulf. Crude oil prices realized in 1997 averaged $18.02 per barrel, including a $0.20 per barrel hedging benefit, compared with 1996 when the average realized oil price was $18.66 per barrel, net of a $1.02 per barrel hedging expense. Natural gas prices realized in 1997 averaged $2.25 per Mcf, compared with an average of $1.83 per Mcf in 1996, net of a $0.35 per Mcf hedging expense. No natural gas was hedged in 1997.

     COSTS AND EXPENSES. Production and operating expense for the year ended December 31, 1997 increased to $87.6 million from $80.6 million in 1996 due to increased crude oil and natural gas production, as noted above. Operating costs per unit of production remained essentially the same at $4.05 per BOE (net of various adjustments as noted above) versus $4.03 in 1996. Exploration expense in 1997 increased to $48.2 million from $32.8 million in 1996, primarily due to increased drilling activity and dry hole expense in the Gulf of Mexico. Depletion, depreciation and amortization expense for 1997 decreased to $105.5 million from $110.7 million for the same period of 1996, primarily due to the effect of proved property impairments recorded in 1996. Gain from the disposition of assets was $8.6 million higher in 1996 compared with 1997 due to a $12.3 million gain on the sale of the Company's Olinda surface property in 1996.

     Income taxes for 1996 included an $8.3 million deferred tax benefit related to certain foreign expenditures incurred in prior periods. The extraordinary expense item of $1.5 million reported in 1996 represents costs and expenses, net of related income taxes, associated with the retirement of certain of the Company's debt in association with the Monterey IPO. See Note 2 to the Consolidated Financial Statements. The preferred dividend requirement decreased $9.9 million in 1997 due to the purchase and conversion of all of the Company's outstanding preferred stock, which included the Convertible Preferred Stock, 7% Series (the "7% Preferred") and the $.732 Series A Convertible Preferred (the "DECS"). In November 1996 the Company purchased 3.8 million of the outstanding shares of its 7% Preferred for $24.50 per share. The $33.7 million excess of the cost of the acquired shares ($94.0 million, including related costs of $1.7 million) over the book value of such shares is reflected in the Statement of Operations as a convertible preferred premium. In the second quarter of 1997, the Company converted the remaining 1.2 million outstanding shares of 7% Preferred for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a noncash reduction in earnings to common shares (which is reflected as a convertible preferred premium in the Statement of Operations) of $8.4 million in 1997. Also, in the second quarter of 1997, the Company redeemed all 10.7 million outstanding shares of its DECS for 9.1 million shares of common stock which had no effect on the Company's earnings to common shares.

  YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     OIL AND GAS REVENUES. Total revenues for 1996 of $290.4 million exceeded 1995 revenues by $59.7 million or 26% due to increased production and product prices. The Company's crude oil and liquids production increased 12% to 27.5 MBbls per day from 1995 principally due to acquisitions in the Permian Basin and the Company's ongoing exploration and development program. The Company's natural gas production increased 13% to 163.4 MMcf per day in 1996 due to production from new wells in the Gulf of Mexico and Southeastern New Mexico and a full year of production from the Sierra Chata field in Argentina. The Company's average realized oil price rose $2.26 to $18.66 in 1996, and the Company's realized gas price increased 26% from $1.45 in 1995 to $1.83 in 1996.

     COSTS AND EXPENSES. Production and operating expense for 1996 increased 16% to $80.6 million from 1995 principally due to increased production volumes as discussed above. Exploration expense of $32.8 million was up $11.8 million from 1995 due to increased exploration activity in the Gulf of Mexico and on international concessions. Depletion, depreciation and amortization expense increased $9.9 million from 1995 primarily due to increased production. In 1996 the Company recorded proved property impairments of $57.4 million, compared with $30.2 million of impairments in 1995. General and administrative expense increased in 1996 to $21.1 million principally due to $2.0 million of expenses related to the Monterey IPO. Taxes other than income increased 52% to $17.2 million in 1996 due to increased production, severance and ad valorem taxes. As discussed above, in 1996 the Company recorded a $12.3 million gain on the sale of its Olinda surface property.

     Interest income for 1995 included $7.4 million related to a $12.0 million refund with respect to the audit of the Company's federal income tax returns for 1981 through 1985 and $0.8 million related to a $1.3 million refund with respect to the audit of Adobe Resources Corporation's federal income tax returns for 1984 and 1985. Interest expense for 1995 includes a $5.0 million benefit reflecting adjustments to provisions made in prior periods for potential state income tax obligations. Income taxes for 1995 include a $5.0 million benefit related to the previously discussed federal income tax audit refunds and a $1.3 million benefit related to the adjustments to provisions in prior periods for potential state income tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURES. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties. The Company spent $265.2 million for capital expenditures in 1997 and expects to spend approximately $277.0 million in 1998. Because the actual amounts expended in the future and the results therefrom will be influenced by numerous factors, including many beyond the Company's control, no assurances can be given as to the amounts that will be expended. In addition to the expected capital expenditures, the Board of Directors has authorized the Company to buy back up to

$50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. In 1997 the Company purchased 53,500 common shares for approximately $0.5 million.

     CAPITAL RESOURCES. The Company's capital resources consisted of cash flow from operating activities of $193.2 million and proceeds from property sales of $32.5 million in 1997, and funds available under its bank credit facilities. Effective November 13, 1996, the Company entered into a revolving credit agreement (the "Credit Agreement") which matures November 13, 2001. The agreement permits the Company to obtain revolving credit loans and issue letters of credit with the maximum aggregate amounts outstanding limited to $150 million and $30 million, respectively. Borrowings under the agreement are unsecured and interest rates are tied to the agent bank's prime rate or eurodollar offering rate, at the Company's option. At December 31, 1997, the Company had no borrowings outstanding under the Credit Agreement. The Company had two letters of credit outstanding under the Credit Agreement at December 31, 1997 for $3.5 million and one letter of credit outside the Credit Agreement for $1.8 million related to certain foreign operations.

     The Credit Agreement and the indenture for the Debentures (see Note 7 to the Consolidated Financial Statements) include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at December 31, 1997 the Company could incur up to $512.5 million of additional indebtedness and pay dividends of or repurchase up to $50.6 million of its capital stock. As of March 10, 1998 the Company had borrowings under the Credit Agreement of $50.0 million.

     In addition to the Credit Agreement the Company also has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Agreement. At December 31, 1997, the Company had $22.2 million of borrowings outstanding under these facilities, which have been classified as long-term debt on the balance sheet. As of March 10, 1998 the Company increased its borrowings under these facilities to $23.4 million.

     The Company has historically funded its operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. The Company believes that cash flow from operations and the borrowing availability under the Credit Agreement will be sufficient to meet its anticipated capital requirements for 1998. Cash flow from operating activities totalled $193.2 million for the year ended December 31, 1997, and net cash used for capital expenditures and producing property acquisitions in such period totalled $257.6 million.

     ENVIRONMENTAL MATTERS. Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Items 1 and 2. "Business and Properties, Other Business Matters -- Environmental Regulation" and Note 13 to the Consolidated Financial Statements.

     INDONESIA. In the last quarter of 1997 and early 1998 many Asian countries experienced significant devaluations in their currencies, which have resulted in disruptions and uncertainties in financial markets. During the same period world commodity prices have fallen, including the price of crude oil, in part due to uncertainties about the strength of some Asian economies. The Company's Asian producing operations are located in Indonesia which has suffered substantial devaluation of its currency.

     The effect of this currency devaluation has been to reduce certain operating and administrative costs incurred by the Company in its Indonesian operations, thus reducing the number of cost recovery barrels it retains in reimbursement of such expenses, and to reduce the value of certain receivables and payables which are denominated in the local currency, the rupiah. In addition, the Company has experienced delays in collecting some receivables, but has been able to collect the amounts owed in full. The Company has experienced disruptions in the delivery of some services and goods which has led to delays in certain operations and associated production.

     The Company sells its Indonesian production for U.S. dollars generally outside of Indonesia. The Company currently sells its production from the North Geragai and Makmur fields to the Indonesian state oil agency for U.S. dollars. In January 1998, these fields produced 1.7 MBbls per day net to the Company. The Company is currently in the process of applying for a license to export crude oil from these fields.

     In 1997 the Company's Indonesian operations generated $2.8 million of income from operations and $7.3 million in cash flow from operating activities. The Company expects these amounts to increase in 1998 due to the commencement of production from the Mudi and Makmur fields and a full year of production from the North Geragai field. While the financial uncertainties in Asia have not had a significant effect on the Company's operations in Indonesia to date, the Company cannot predict with any certainty the future effects of this financial disruption, if any, on its income from Indonesian operations and future development activity in Indonesia.

     OTHER. The Company has initiated a project to ensure that all of its computer software systems are year 2000 compliant. This project is expected to be completed prior to March 31, 1999 and the Company estimates that the cost of the project will be less than $1.0 million. The Company is also reviewing year 2000 compliance by certain purchasers in order to determine any exposure to the Company for year 2000 issues. The Company does not anticipate that there will be any significant exposure areas.

     DIVIDENDS The determination of the amount of future cash dividends, if any, to be declared and paid on the Company's common stock is at the sole discretion of the Company's Board of Directors and is dependent on financial condition, earnings and available funds from operations, level of capital and exploration expenditures, dividend restrictions as set forth in financing agreements, future business prospects and other matters deemed relevant.

  CONSOLIDATED RESULTS, INCLUDING MONTEREY

     On a consolidated basis the Company reported total revenues of $514.7 million, total costs and expenses of $403.9 million and earnings to common shares of $42.7 million or $0.43 per share for the year ended December 31, 1997. These results reflect the consolidation of Monterey Resources for the first seven months of the year. For the year ended December 31, 1996 the Company reported total revenues of $583.3 million, total costs and expenses of $493.8 million and a loss to common shares of $10.8 million or $0.12 per share. For the year ended December 31, 1995 the Company reported total revenues of $449.4 million, total costs and expenses of $395.5 million and earnings to common shares of $11.8 million or $0.13 per share. Monterey Resources is included in the Company's consolidated results for the entire 1996 and 1995 periods.

  YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     OIL AND GAS REVENUES. Total revenues from crude oil and natural gas produced decreased to $493.8 million in 1997 from $561.2 million in 1996. The decrease is primarily due to the contribution of Monterey for a full year in 1996 compared with seven months in 1997. Monterey contributed $292.3 million in crude oil and natural gas revenues in 1996 compared with $180.8 million in 1997. The loss of revenue due to the Spin Off of Monterey was partially offset by higher production volumes and increased natural gas prices in 1997.

     COSTS AND EXPENSES. Total costs and expenses decreased to $403.9 million in 1997 from $493.8 million in 1996. The decrease is primarily due to the Spin Off of Monterey as discussed above. In 1996, the

Company recorded $57.4 million of proved property impairments. The gain on disposition of properties in 1996 includes a $12.3 million gain from the sale of the Olinda surface property.

     Income taxes in 1996 include an $8.3 million deferred tax benefit related to certain foreign expenditures incurred in prior periods. The extraordinary expense item of $6.0 million is related to the retirement of certain of the Company's debt in association with the Monterey IPO. See Note 2 to the Consolidated Financial Statements. The Company's preferred dividend requirement decreased in 1997 due to the purchase and conversion of all of the Company's outstanding preferred stock. The Company recognized reductions in earnings attributable to common shares of $8.4 million and $33.7 million in 1997 and 1996, respectively, related to the repurchase and conversion of the Company's 7% Preferred as described above. See Notes 9 and 10 to the Consolidated Financial Statements.

  YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     OIL AND GAS REVENUES. Total revenues from crude oil and natural gas sales increased 33% from $436.2 million in 1995 to $582.3 million in 1996. Revenues from the sale of crude oil and liquids produced increased $103.0 million, primarily reflecting increased sales prices ($65.6 million) and increased volumes ($52.1 million). Such increases were partially offset by a $13.4 million hedging loss in 1996 compared to a $2.4 million hedging gain in 1995. Revenues from the sale of natural gas produced increased $28.7 million, primarily reflecting increased sales prices ($39.5 million) and increased volumes ($13.7 million). Such increases were partially offset by a $21.4 million hedging loss in 1996 compared to a loss of $0.3 million in 1995.

     COSTS AND EXPENSES. Costs and expenses totalled $493.8 million in 1996 compared to $395.5 million in 1995. Production and operating costs increased $32.6 million, primarily reflecting higher production volumes. The $11.1 million increase in exploration costs primarily reflects higher geological and geophysical expenditures ($6.4 million) and higher dry hole costs ($5.7 million). The increase in depletion, depreciation and amortization primarily reflects higher production volumes. The Company recorded impairments of oil and gas properties of $57.4 million in 1996 and $30.2 million in 1995. The increase in general and administrative expense primarily reflects $3.3 million in expenses related to the Monterey IPO. The increase in taxes other than income primarily reflects higher production and severance taxes due to higher prices and volumes and higher ad valorem taxes. The gain on disposition of properties in 1996 includes a $12.3 million gain on the sale of the Olinda surface property.

     Interest income for 1995 includes $7.4 million related to a $12.0 million refund with respect to the audit of the Company's federal income tax returns for 1981 through 1985 and $0.8 million related to a $1.3 million refund with respect to the audit of Adobe's federal income tax returns for 1984 and 1985. Interest expense for 1995 includes a $5.0 million benefit reflecting adjustments to provisions made in prior periods for potential state income tax obligations. Income taxes for 1996 include a $8.3 million deferred tax benefit related to certain foreign expenditures incurred in prior periods. Income taxes for 1995 include a $5.0 million benefit related to the previously discussed federal tax audit refunds and a $1.3 million benefit related to adjustments to provisions in prior periods for potential state income tax obligations. The extraordinary item reported in 1996 represents costs and expenses associated with the retirement of certain of the Company's debt in association with the Monterey IPO. See Note 2 to the Consolidated Financial Statements.

SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,(A)
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                       ----------  ----------  ----------  ----------  ----------
                                                     (IN MILLIONS, EXCEPT AS NOTED)
CONSOLIDATED SELECTED FINANCIAL DATA,
  INCLUDING MONTEREY
  INCOME STATEMENT DATA
     Revenues........................  $    514.7  $    583.3  $    449.4  $    404.2  $    449.5
     Income (loss) from operations...       110.8        89.5        53.9        48.2      (113.0)
     Earnings (loss) attributable to
       common shares.................  $     42.7  $    (10.8) $     11.8  $      5.4  $    (84.1)
     Basic and diluted per share data
       (in dollars)
       Before extraordinary item.....  $     0.43  $    (0.05) $     0.13  $     0.06  $    (0.94)
       Extraordinary item -- debt
          extinguishment.............      --           (0.07)     --          --          --
       Per common share..............  $     0.43  $    (0.12) $     0.13  $     0.06  $    (0.94)
     Weighted average number of
       shares outstanding............        98.6        90.6        90.2        89.9        89.7
  BALANCE SHEET DATA (AT PERIOD END)
     Properties and equipment, net...  $    649.7  $    909.8  $    889.5  $    843.0  $    832.7
     Total assets....................       788.9     1,129.1     1,073.8     1,081.0     1,076.9
     Long-term debt..................       121.7       278.5       344.4       350.4       405.4
     Convertible preferred stock.....      --            19.7        80.0        80.0        80.0
     Shareholders' equity............       454.7       526.8       437.7       423.3       323.6
     Cash dividends declared on
       common
       stock.........................  $   --      $   --      $   --      $   --      $     10.8

------------

(a) Certain prior period amounts have been reclassified to conform to 1997 presentation.

FORWARD-LOOKING STATEMENTS

     In its discussion and analysis of financial condition and results of operations and elsewhere herein, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipates," "expects," "believes," "seeks,"
"goals," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration risks, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political risks, and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements, and supplementary data listed in the accompanying Index to Financial Statements, Supplemental Data and Financial Statement Schedules on page 30 herein. Information required by other schedules required under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 10 through 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on March 20, 1998, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held May 11, 1998, which is incorporated herein by reference.

                        SANTA FE ENERGY RESOURCES, INC.
                  INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTAL
                          DATA AND FINANCIAL SCHEDULE

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

        (1)  Consolidated Financial Statements:

                                                 PAGE
                                                 ----
              Report of Management............    31
              Report of Independent
               Accountants....................    32
              Consolidated Statement of
               Operations for the years ended
                December 31, 1997, 1996 and
               1995...........................    33
              Consolidated Balance Sheet at
               December 31, 1997 and 1996.....    34
              Consolidated Statement of Cash
               Flows for the years ended
                December 31, 1997, 1996 and
               1995...........................    35
              Consolidated Statement of
               Shareholders' Equity for the
               years ended
                December 31, 1997, 1996 and
               1995...........................    36
              Notes to the Consolidated
               Financial Statements...........    37
              Signatures......................    64

        (2)  Consolidated Financial Statement Schedules:

            Schedule II -- Valuation and
             Qualifying Accounts............    65

            All other schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes to the consolidated financial statements.

        (3)  Exhibits

             See Index of Exhibits which appear on page 66 herein.

     (b)  Reports on Form 8-K

          None

                              REPORT OF MANAGEMENT

To the Stockholders of Santa Fe Energy Resources, Inc.

     Management of Santa Fe is responsible for preparing the accompanying financial statements and for assuring their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and fairly represent the transactions and financial position of the Company. The financial statements include amounts that are based on management's best estimates and judgments.

     The Company's financial statements have been audited by Price Waterhouse LLP, independent accountants, selected by the Audit Committee and approved by the stockholders. Management has made available to Price Waterhouse LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.

     Management of the Company has established and maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management's authorization, and the books and records accurately reflect the disposition of assets. The system of internal controls includes appropriate division of responsibility. The Company maintains an internal audit department that conducts a comprehensive program of internal audits and independently assesses the effectiveness of the internal controls.

     The Board of Directors exercises its oversight role with respect to the Company's system of internal controls primarily through its Audit Committee, which is composed of directors who are not officers or employees of the Company. It meets regularly with members of management, the internal auditors and the independent accountants to discuss the adequacy of the Company's internal controls, financial statements and the nature, extent and results of the audit effort. Both the internal auditors and the independent accountants have free and direct access to the Audit Committee without the presence of management.

           James L. Payne                                  Janet F. Clark
  Chairman of the Board, President,                        Vice President
Chief Executive Officer and Director           Chief Financial Officer and Treasurer
    (Principal Executive Officer)           (Principal Financial and Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Santa Fe Energy Resources, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 30 present fairly, in all material respects, the financial position of Santa Fe Energy Resources, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.

PRICE WATERHOUSE LLP

Houston, Texas
February 23, 1998

                        SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Revenues:
     Sales of crude oil and liquids
       produced......................  $   355.7  $   455.4  $   352.4
     Sales of natural gas produced...      138.1      105.8       77.1
     Sales of crude oil purchased....       20.5       21.1        6.7
     Other...........................        0.4        1.0       13.2
                                       ---------  ---------  ---------
          Total revenues.............      514.7      583.3      449.4
                                       ---------  ---------  ---------
Costs and expenses:
     Production and operating........      158.9      188.4      155.8
     Cost of crude oil purchased.....       22.0       20.8        6.5
     Exploration, including dry hole
       costs.........................       49.1       34.5       23.4
     Depletion, depreciation and
       amortization..................      127.8      148.2      133.2
     Impairment of oil and gas
       properties....................     --           57.4       30.2
     General and administrative......       28.1       30.1       26.9
     Taxes (other than income).......       21.6       26.5       19.2
     Loss (gain) on disposition of
       assets........................       (3.6)     (12.1)       0.3
                                       ---------  ---------  ---------
          Total costs and expenses...      403.9      493.8      395.5
                                       ---------  ---------  ---------
Income from operations...............      110.8       89.5       53.9
     Interest income.................        2.5        1.9       10.7
     Interest expense................      (23.8)     (37.6)     (32.5)
     Interest capitalized............        6.7        5.2        5.8
     Other income (expense)..........       (0.6)      (1.0)      (1.6)
                                       ---------  ---------  ---------
Income before income taxes, minority
  interest and extraordinary item....       95.6       58.0       36.3
     Current income taxes............       (8.9)     (22.7)      (2.0)
     Deferred income taxes...........      (27.3)       8.4       (7.7)
                                       ---------  ---------  ---------
Income before minority interest and
  extraordinary item.................       59.4       43.7       26.6
     Minority interest in Monterey
       Resources, Inc................       (4.7)      (1.3)    --
                                       ---------  ---------  ---------
Income before extraordinary item.....       54.7       42.4       26.6
     Extraordinary item -- debt
       extinguishment costs..........     --           (6.0)    --
                                       ---------  ---------  ---------
Net income...........................       54.7       36.4       26.6
     Preferred dividend
       requirement...................       (3.6)     (13.5)     (14.8)
     Convertible preferred premium...       (8.4)     (33.7)    --
                                       ---------  ---------  ---------
Earnings (loss) attributable to
  common shares......................  $    42.7  $   (10.8) $    11.8
                                       =========  =========  =========
Basic and Diluted earnings (loss)
  attributable to
  common shares per share
     Before extraordinary item.......  $    0.43  $   (0.05) $    0.13
     Extraordinary item -- debt
       extinguishment costs..........     --          (0.07)    --
                                       ---------  ---------  ---------
     Per common share................  $    0.43  $   (0.12) $    0.13
                                       =========  =========  =========
Weighted average number of shares
  outstanding........................       98.6       90.6       90.2
                                       =========  =========  =========

SEE ACCOMPANYING NOTES.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                         (IN MILLIONS, EXCEPT AS NOTED)

                                             DECEMBER 31,
                                       ------------------------
                                          1997         1996
                                       -----------  -----------
               ASSETS
Current assets:
     Cash and cash equivalents.......  $       5.6  $      14.6
     Accounts receivable.............         70.9        112.3
     Inventories.....................         14.5         13.6
     Other current assets............         21.8         37.0
                                       -----------  -----------
                                             112.8        177.5
                                       -----------  -----------
Properties and equipment, at cost:
     Oil and gas (successful efforts
      method of accounting)..........      1,682.4      2,539.8
     Other...........................         16.8         34.4
                                       -----------  -----------
                                           1,699.2      2,574.2
     Accumulated depletion,
      depreciation, amortization and
      impairment.....................     (1,049.5)    (1,664.4)
                                       -----------  -----------
                                             649.7        909.8
                                       -----------  -----------
Other assets:
     Receivable under gas balancing
      arrangements...................          1.3          4.5
     Other...........................         25.1         37.3
                                       -----------  -----------
                                              26.4         41.8
                                       -----------  -----------
                                       $     788.9  $   1,129.1
                                       ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable................  $     106.7  $     120.2
     Income taxes payable............          6.5         21.4
     Interest payable................          1.4          6.0
     Other current liabilities.......         19.4         36.7
                                       -----------  -----------
                                             134.0        184.3
                                       -----------  -----------
Long-term debt.......................        121.7        278.5
Deferred revenues....................          3.7          4.0
Other long-term obligations..........         36.3         31.7
Deferred income taxes................         38.5         53.8
Minority interest in Monterey
  Resources, Inc.....................      --              30.3
Commitments and contingencies (See
  Note 13)...........................      --           --
Convertible preferred stock, 7%
  Series, $0.01 par value, 5.0
  million shares authorized and
  issued, none outstanding (1.2
  million in 1996)...................      --              19.7
Shareholders' equity:
     Preferred stock, $0.01 par
      value, 38.1 million shares
      authorized, none issued........      --           --
     $.732 Series A preferred stock,
      $0.01 par value, 10.7 million
      shares authorized and issued,
      none outstanding (10.7 million
      in 1996).......................      --              91.4
     Common stock, $0.01 par value,
      200.0 million shares
      authorized, 103.0 million
      shares issued and outstanding
      (91.0 million in 1996).........          1.0          0.9
     Paid-in capital.................        728.2        601.3
     Accumulated deficit.............       (273.2)      (166.5)
     Treasury stock, at cost, 57.3
      thousand shares (18.7 thousand
      in 1996).......................         (0.6)        (0.3)
     Unamortized restricted stock
      awards.........................         (0.7)     --
                                       -----------  -----------
                                             454.7        526.8
                                       -----------  -----------
                                       $     788.9  $   1,129.1
                                       ===========  ===========

SEE ACCOMPANYING NOTES.

                        SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Operating activities:
     Net income......................  $    54.7  $    36.4  $    26.6
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Depletion, depreciation and
             amortization............      127.8      148.2      133.2
          Impairment of oil and gas
             properties..............     --           57.4       30.2
          Deferred income taxes......       27.3      (11.2)       7.7
          Loss (gain) on disposition
             of assets...............       (3.6)     (12.1)       0.3
          Exploratory dry hole
             costs...................       23.7       11.2        5.5
          Minority interest in
             Monterey Resources,
             Inc.....................        4.7        1.3     --
          Other......................        5.7        6.7        2.4
     Changes in operating assets and
       liabilities:
          Decrease (increase) in
             accounts receivable.....       11.3      (19.8)     (10.3)
          Decrease (increase) in
             inventories.............       (2.3)      (3.0)      (1.4)
          Increase (decrease) in
             accounts payable........       15.3       19.2       (5.4)
          Increase (decrease) in
             interest payable........        1.7       (1.9)      (0.6)
          Increase (decrease) in
             income taxes payable....      (15.0)      18.4        1.5
          Net change in other assets
             and liabilities.........        3.3      (22.7)     (15.2)
                                       ---------  ---------  ---------
Net cash provided by operating
  activities.........................      254.6      228.1      174.5
                                       ---------  ---------  ---------
Investing activities:
     Capital expenditures, including
       exploratory dry hole costs....     (218.6)    (185.7)    (189.4)
     Acquisition of producing
       properties, net of related
       debt..........................     (197.8)     (37.8)     (33.8)
     Proceeds from sale of investment
       in Hadson Corporation.........     --         --           55.2
     Net proceeds from disposition of
       assets........................       40.8       16.7        7.2
                                       ---------  ---------  ---------
Net cash used in investing
  activities.........................     (375.6)    (206.8)    (160.8)
                                       ---------  ---------  ---------
Financing activities:
     Issuance of Monterey Resources,
       Inc. common stock.............     --          123.6     --
     Issuance of Santa Fe Energy
       Resources, Inc. common
       stock.........................        2.8        2.4     --
     Purchase of 7% Series
       convertible preferred stock...     --          (94.0)    --
     Principal payments on long-term
       borrowings....................     --          (70.0)     (10.0)
     Net change in long-term lines of
       credit........................      118.2        4.0     --
     Cash dividends paid.............       (8.5)     (14.8)     (14.8)
     Treasury stock purchased........       (0.5)      (0.5)    --
                                       ---------  ---------  ---------
Net cash provided (used) by financing
  activities.........................      112.0      (49.3)     (24.8)
                                       ---------  ---------  ---------
Net decrease in cash and cash
  equivalents........................       (9.0)     (28.0)     (11.1)
Cash and cash equivalents at
  beginning of period................       14.6       42.6       53.7
                                       ---------  ---------  ---------
     Cash and cash equivalents at end
       of period.....................  $     5.6  $    14.6  $    42.6
                                       =========  =========  =========
Supplemental disclosure of cash flow
  information:
     Interest paid...................  $    11.5  $    38.6  $    37.6
     Income taxes paid...............  $    17.8  $     2.0  $     1.6

SEE ACCOMPANYING NOTES.

                        SANTA FE ENERGY RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                            $.732
                                           SERIES A
                                          CONVERTIBLE
                                        PREFERRED STOCK      COMMON STOCK                                             UNAMORTIZED
                                       -----------------   -----------------   PAID-IN    ACCUMULATED    TREASURY     RESTRICTED
                                       SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL      DEFICIT        STOCK     STOCK AWARDS
                                       -------   -------   -------   -------   --------   ------------   ---------   -------------
Balance at December 31, 1994.........    10.7    $ 91.4      90.0     $ 0.9     $498.5      $ (167.5)      $--          -$-
  Issuance of common stock
    Employee stock compensation and
      savings plans..................    --        --         0.3      --          2.6        --           --           --
  Net income.........................    --        --        --        --        --             26.6       --           --
  Dividends declared.................    --        --        --        --        --            (14.8)      --           --
                                       -------   -------   -------   -------   --------   ------------   ---------   -------------
Balance at December 31, 1995.........    10.7      91.4      90.3       0.9      501.1        (155.7)      --           --
  Issuance and reissuance of common
    stock
    Employee stock compensation and
      savings plans..................    --        --         0.7      --          6.7        --             0.2        --
  Issuance of Monterey Resources,
    Inc. common stock................    --        --        --        --         93.5        --           --           --
  Purchase of 7% Series A convertible
    preferred stock..................    --        --        --        --        --            (33.7)      --           --
  Net income.........................    --        --        --        --        --             36.4       --           --
  Dividends declared.................    --        --        --        --        --            (13.5)      --           --
  Purchase of treasury stock.........    --        --        --        --        --           --            (0.5)       --
                                       -------   -------   -------   -------   --------   ------------   ---------   -------------
Balance at December 31, 1996.........    10.7      91.4      91.0       0.9      601.3        (166.5)       (0.3)       --
  Issuance and reissuance of common
    stock
    Employee stock compensation and
      savings plans..................    --        --         0.7      --          7.6        --             0.2          (2.4)
    Conversion of convertible
      preferred stock, 7% series.....    --        --         2.2      --         28.0          (8.4)      --           --
    Conversion of $.732 Series A
      preferred stock................   (10.7)    (91.4 )     9.1       0.1       91.3        --           --           --
  Amortization of restricted stock
    awards...........................    --        --        --        --        --           --           --              1.7
  Net income.........................    --        --        --        --        --             54.7       --           --
  Preferred dividends declared.......    --        --        --        --        --             (3.6)      --           --
  Purchase of treasury stock.........    --        --        --        --        --           --            (0.5)       --
  Spin Off of Monterey Resources,
    Inc..............................    --        --        --        --        --           (149.4)      --           --
                                       -------   -------   -------   -------   --------   ------------   ---------   -------------
Balance at December 31, 1997.........    --      $ --       103.0     $ 1.0     $728.2      $ (273.2)      $(0.6)        $(0.7)
                                       =======   =======   =======   =======   ========   ============   =========   =============

                                           TOTAL
                                       SHAREHOLDERS'
                                          EQUITY
                                       -------------
Balance at December 31, 1994.........     $ 423.3
  Issuance of common stock
    Employee stock compensation and
      savings plans..................         2.6
  Net income.........................        26.6
  Dividends declared.................       (14.8)
                                       -------------
Balance at December 31, 1995.........       437.7
  Issuance and reissuance of common
    stock
    Employee stock compensation and
      savings plans..................         6.9
  Issuance of Monterey Resources,
    Inc. common stock................        93.5
  Purchase of 7% Series A convertible
    preferred stock..................       (33.7)
  Net income.........................        36.4
  Dividends declared.................       (13.5)
  Purchase of treasury stock.........        (0.5)
                                       -------------
Balance at December 31, 1996.........       526.8
  Issuance and reissuance of common
    stock
    Employee stock compensation and
      savings plans..................         5.4
    Conversion of convertible
      preferred stock, 7% series.....        19.6
    Conversion of $.732 Series A
      preferred stock................      --
  Amortization of restricted stock
    awards...........................         1.7
  Net income.........................        54.7
  Preferred dividends declared.......        (3.6)
  Purchase of treasury stock.........        (0.5)
  Spin Off of Monterey Resources,
    Inc..............................      (149.4)
                                       -------------
Balance at December 31, 1997.........     $ 454.7
                                       =============

SEE ACCOMPANYING NOTES.

                        SANTA FE ENERGY RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") and its subsidiaries include the accounts of all wholly owned subsidiaries and Monterey Resources, Inc. ("Monterey") until Spin Off. Prior to its initial public offering in November 1996, the Company owned 100% of the outstanding common stock of Monterey. At December 31, 1996, the Company owned 82.8% of the outstanding common stock of Monterey (See Note
2). The Company's Spin Off of Monterey was completed July 25, 1997.

     All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to current presentation.

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

     In the fourth quarter of 1995 the Company changed its impairment policy to conform to the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with the provisions of SFAS
121, proved properties are reviewed to determine if the carrying value of the property exceeds the expected undiscounted future net cash flows from the operation of the property. Based on this review and the continuing evaluation of development plans, production data, economics and other factors, as appropriate, the Company records impairment (additional depletion and depreciation) to the extent that the carrying value of the property exceeds the fair value of the property based on discounted future net cash flows. In accordance with its policy, the Company recorded impairments of $57.4 million in 1996 and $30.2 million in 1995. With respect to the impairments recorded in 1995, approximately $22.1 million was due to the adoption of SFAS 121.

     The Company provides for future abandonment and site restoration costs with respect to certain of its oil and gas properties. The Company estimates that with respect to these properties such future costs total approximately $25.9 million and such amount is being accrued over the expected life of the properties. At December 31, 1997 and 1996 accumulated depletion, depreciation, amortization and impairment includes $10.0 million and $16.6 million, respectively, of such costs.

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

     Maintenance and repairs are expensed as incurred; major renewals and improvements are capitalized. Gains and losses arising from sales of assets are included in income currently.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  REVENUE RECOGNITION

     Revenues from the sale of crude oil and liquids produced are generally recognized upon the passage of title, net of royalties and net profits interests.

     Revenues from natural gas production are generally recorded using the entitlement method, net of royalties and net profits interests. Sales proceeds in excess of the Company's entitlement are included in Deferred Revenues and the Company's share of sales taken by others is included in Other Assets. At December 31, 1997 the Company's deferred revenues for sales proceeds received in excess of the Company's entitlement was $2.9 million with respect to 2.3 MMcf and the asset related to the Company's share of sales taken by others was $1.3 million with respect to 1.0 MMcf.

     The Company periodically hedges a portion of its oil and gas sales. See
Note 13 -- Commitments and Contingencies -- Oil and Gas Hedging.

     Revenues from sales of crude oil purchased relate to the sales of low viscosity crude oil purchased and blended with certain of Monterey's high viscosity, low gravity crude oil production, either to facilitate pipeline transportation or to realize higher margins. The cost to purchase such crude oil is reflected as an expense.

  EARNINGS PER SHARE

     Earnings per share are based on the revised computation requirements for earnings per share information as set forth in Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). See Note 3 -- Earnings
Per Share.

  ACCOUNTS RECEIVABLE

     Accounts Receivable relates primarily to sales of oil and gas and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1997 and 1996 the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totalled $2.7 million and $2.5 million, respectively. Accounts receivable totalling $0.3 million and $1.1 million were written off as uncollectible in 1997 and 1995, respectively.

  INVENTORIES

     Inventories are generally valued at the lower of cost (average price or first-in, first-out) or market. Crude oil inventories at December 31, 1997 and 1996 were $3.7 million and $4.5 million, respectively, and materials and supplies inventories at such dates were $10.8 million and $9.1 million, respectively.

  ENVIRONMENTAL EXPENDITURES

     Environmental liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition coincides with the Company's commitment to a formal plan of action.

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

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  FUNCTIONAL CURRENCY

     The functional currency of the Company and its subsidiaries is the U.S. dollar.

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

  NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Both Statements are effective for fiscal years beginning after December 15, 1997. Neither Statement will affect the Company's reported consolidated net income.

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

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Prior to the Spin Off, Monterey purchased all of the common stock of McFarland Energy, Inc. ("McFarland Energy") for $106.2 million in cash and $2.3 million of assumed debt.

     Pursuant to the Contribution Agreement, Monterey agreed to indemnify and hold harmless the Company from and against any costs incurred in the future relating to environmental liabilities of the Western Division assets (other than those retained by the Company), and any costs or liabilities that may arise in the future that are attributable to laws, rules or regulations in respect to any property or interest therein located in California and formerly owned or operated by the Western Division or its predecessors.

     The following table sets forth certain financial information for the Company, on an unaudited pro forma basis assuming that the Spin Off occurred prior to the beginning of the periods presented(1):

                                        FOR THE YEARS ENDED DECEMBER
                                                     31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
                                       (IN MILLIONS, EXCEPT PER SHARE
                                                    DATA)
Revenues.............................  $   333.5  $   290.4  $   230.7
Income (loss) from operations........       60.3      (15.1)     (22.2)
Net income (loss)....................       35.0       (5.5)      (4.3)
Earnings (loss) to common shares.....       23.0      (52.7)     (19.1)
Basic and diluted earnings (loss)
  attributable to common shares per
  share..............................  $    0.23  $   (0.58) $   (0.21)

------------

(1) Costs and expenses related to the Spin Off of Monterey have been excluded from the year ended December 31, 1997 pro forma presentations as follows:
    (i) $2.0 million in pension curtailments and (ii) $0.6 million in compensation expenses; (iii) $1.1 million in Spin Off related costs and expenses, and for the year ended December 31, 1996 as follows: (iv) $2.0 million in costs related to the Monterey IPO and (v) $1.5 million in debt extinguishment costs, net of $1.0 million tax expense, related to the Monterey IPO.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company recorded the following reductions on the balance sheet as a result of the Spin Off of Monterey (in millions):

Current Assets.......................  $    45.7
Property and equipment, net..........      537.5
Other assets.........................        1.6
Current liabilities..................       49.0
Long-term debt.......................      277.3
Other long-term obligations..........        3.8
Deferred income taxes................       74.2
Minority interest in Monterey
  Resources, Inc.....................       31.1
Shareholders' equity.................      149.4

NOTE 3.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share", which revises the computation and disclosure requirements for earnings per share information. The following table sets forth the components of the Company's basic and diluted earnings per share calculations based on the computation requirements of SFAS 128.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                                   1997                            1996                            1995
                                       -----------------------------   -----------------------------   -----------------------------
                                                          PER-SHARE                       PER-SHARE                       PER-SHARE
                                       INCOME   SHARES      AMOUNT     INCOME   SHARES      AMOUNT     INCOME   SHARES      AMOUNT
                                       ------   -------   ----------   ------   -------   ----------   ------   -------   ----------
                                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Income...........................  $54.7                           $36.4                           $26.6
Extraordinary items..................   --                               6.0                            --
Less: Preferred dividends............  (12.0 )                         (47.2 )                         (14.8 )
                                       ------                          ------                          ------
Earnings (loss) before extraordinary
  item...............................   42.7                $ 0.43      (4.8 )              $(0.05)     11.8                $ 0.13
Extraordinary item...................   --                   --         (6.0 )               (0.07)     --                   --
Basic and Diluted Earnings Per Share
Earnings (loss) attributable to
  common shares...................... $ 42.7      98.6      $ 0.43    $(10.8 )    90.6      $(0.12)   $ 11.8      90.2      $ 0.13
                                       ======             ==========  =======             ==========  =======             ==========

     The Company had 1.8 million, 0.7 million and 0.1 million common shares which would be issued upon exercise of stock options which although dilutive in nature, did not change earnings per share in 1997, 1996 and 1995, respectively. There were 1.4 million, 1.9 million and 3.5 million stock options outstanding in 1997, 1996 and 1995, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. In addition, there were 0.1 million common shares which would be issued upon vesting of the Phantom Units in 1997 and in 1995 which although dilutive in nature did not change earnings per share. The Company also had convertible preferred stock in 1997, 1996 and 1995 which was antidilutive.

NOTE 4.  SANTA FE ENERGY TRUST

     The Santa Fe Energy Trust (the "Trust") was formed in 1992 to hold 6,300,000 Depository Units ("Depository Units"), each consisting of beneficial ownership of one unit of undivided interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008. The Trust will be liquidated on February 15, 2008. The assets of the Trust consist of certain oil and gas properties conveyed by the Company.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional support payments to the extent that it needs such payments to distribute $0.40 per Depository Unit per quarter. The source of such support payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. If such support payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such support payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) will be limited to $20.0 million on a revolving basis. Through the end of 1995, the Trust had received support payments totalling $2,074,000. During 1996 and the first six months of 1997 Santa Fe recouped all of such payments. At December 31, 1997 and 1996, Accounts Payable included $3.5 million and $3.1 million, respectively, due to the Trust.

NOTE 5.  CASH FLOWS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet as of December 31, 1997, related to Monterey's acquisition of McFarland Energy, the Company's Spin Off of Monterey and the Company's acquisition of interests in the Tupungato field in Argentina.

                                         McFarland      Monterey      Tupungato
                                        Acquisition     Spin Off     Acquisition      Total
                                        ------------    ---------    ------------   ---------
                                                            (in millions)
Accounts receivable..................      $  7.0        $ (38.4)        $1.3       $   (30.1)
Inventories..........................         0.3           (2.4)         0.7            (1.4)
Accounts payable.....................         0.5          (27.6)         0.6           (26.5)
Income taxes payable.................          --            0.1           --             0.1
Interest payable.....................          --           (6.3)          --            (6.3)
Other assets and liabilities.........        (0.3)          10.1          1.2            11.0
Long-term debt.......................         2.3         (277.3)          --          (275.0)

     In December 1996 the Company sold the surface rights to approximately 116 surface acres in Orange County, California to an unaffiliated party for total consideration of $24.2 million and recognized a $12.3 million gain. The Company received $15.9 million in cash and an $8.3 million note which was purchased by Monterey for cash. In 1997 Monterey received cash payment for the note.

     In 1995 the Company sold its holdings in Hadson Corporation for $55.2 million. Other Income (Expense) for 1995 includes a $1.8 million charge with respect to the Company's loss on the sale. Subsequent to the sale, Hadson's name was changed to LG&E Natural Marketing Inc. ("LG&E").

NOTE 6.  INCOME TAXES

     In December 1990 Santa Fe Pacific ("SFP"), currently known as Burlington Northern Santa Fe Corporation, distributed all of the shares of the Company it held to its shareholders (the "SFP Spin Off"). Through the date of the SFP
Spin Off the taxable income or loss of the Company was included in the consolidated federal income tax return filed by SFP. The consolidated federal income tax returns of SFP have been examined through 1990 and all years prior to 1986 are closed. Issues relating to the open years are being contested through various stages of administrative appeal. The Company, in conjunction with the SFP Spin Off, agreed to indemnify SFP should the transaction be determined to be taxable to SFP because of the Company's actions. The Company does not believe it has taken any action that would have such an effect. The Company has filed separate consolidated federal income tax returns for periods subsequent to the SFP Spin Off. The consolidated returns of the Company through 1991 have been audited and are closed.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1989, the Company received a notice of deficiency for certain state franchise tax returns filed for the years 1978 through 1983 as part of the consolidated tax returns of SFP. The matter was contested by the Company and favorably resolved in 1994. In November 1996, the Company and Monterey executed a tax sharing agreement which transferred to Monterey all obligations attributable to these state franchise tax liabilities for years after 1983.

     Total pretax income for the years ended December 31, 1997, 1996 and 1995 was taxed under the following jurisdictions (in millions):

                                         1997       1996       1995
                                       ---------  ---------  ---------
Domestic.............................  $    88.0  $    46.4  $    40.5
Foreign..............................        7.6        2.4       (4.2)
                                       ---------  ---------  ---------
                                       $    95.6  $    48.8  $    36.3
                                       =========  =========  =========

     The Company's total income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consisted of the following items (in millions):

                                         1997       1996            1995
                                       ---------  ---------      ---------
Current
     U.S. federal....................  $     2.3  $    13.6      $     1.5
     State...........................        1.4        5.1           (2.1)
     Foreign.........................        5.2        3.6            2.6
                                       ---------  ---------      ---------
                                             8.9       22.3(a)         2.0
                                       ---------  ---------      ---------
Deferred
     U.S. federal....................       26.7        4.7           13.3
     State...........................        0.7        1.3           (0.6)
     Foreign.........................       (0.1)     (17.2)(b)       (5.0)
                                       ---------  ---------      ---------
                                            27.3      (11.2)(a)        7.7
                                       ---------  ---------      ---------
                                       $    36.2  $    11.1      $     9.7
                                       =========  =========      =========
------------

(a) Includes $3.2 million income tax benefit which is reflected in extraordinary item -- debt extinguishment costs (see Note 2).

(b) Includes benefit of $8.3 million related to certain prior period foreign expenditures.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's deferred income tax liabilities (assets) at December 31, 1997 and 1996 are composed of the following differences between financial and tax reporting (in millions):

                                         1997       1996
                                       ---------  ---------
Capitalized costs and write-offs.....  $    81.0  $    99.9
State deferred liability.............     --           10.5
                                       ---------  ---------
Gross deferred liability.............       81.0      110.4
                                       ---------  ---------
Accruals not currently deductible for
  tax purposes.......................      (20.0)      (0.7)
Alternative minimum tax
  carryforwards......................      (15.2)     (13.6)
Net operating loss carryforwards.....     --          (25.0)
Foreign deferred asset...............       (6.2)      (8.1)
Other................................       (1.1)      (9.2)
                                       ---------  ---------
Gross deferred assets................      (42.5)     (56.6)
                                       ---------  ---------
Deferred tax liability...............  $    38.5  $    53.8
                                       =========  =========

     A reconciliation of the Company's total income tax expense computed by applying the statutory U.S. federal income tax rate to the Company's total income (loss) before income taxes for the years ended December 31, 1997, 1996 and 1995 is presented in the following table (in millions):

                                         1997       1996       1995
                                       ---------  ---------  ---------
U.S. federal income taxes at
  statutory rate.....................  $    33.4  $    17.1  $    12.7
Increase (reduction) resulting from:
     State income taxes, net of
       federal effect................        1.4        4.3        0.6
     Foreign income taxes in excess
       of (less than) U.S. rate......        2.4      (14.4)      (0.9)
     U.S. tax on Foreign reinvested
       earnings......................        0.5        2.8        0.8
     Prior period adjustments........     --            1.7       (2.7)
     Other...........................       (1.5)      (0.4)      (0.8)
                                       ---------  ---------  ---------
                                       $    36.2  $    11.1  $     9.7
                                       =========  =========  =========

NOTE 7.  FINANCING AND DEBT

     Long-term debt at December 31, 1997 and 1996 consisted of the following balances (in millions):

                                                         DECEMBER 31,
                                        -----------------------------------------------
                                                1997                      1996
                                        ---------------------     ---------------------
                                        CURRENT     LONG-TERM     CURRENT     LONG-TERM
                                        -------     ---------     -------     ---------
Santa Fe
     11% Senior Subordinated
       Debentures....................   $ --         $  99.5      $ --         $  99.5
     Lines of credit borrowings......     --            22.2        --             4.0
                                        -------     ---------     -------     ---------
                                          --           121.7        --           103.5
Monterey
     Senior notes....................     --           --           --           175.0
                                        -------     ---------     -------     ---------
                                        $ --         $ 121.7      $ --         $ 278.5
                                        =======     =========     =======     =========

     Aggregate total maturities of long-term debt during the next five years are as follows: 1998 -- none; 1999 -- none; 2000 -- none; 2001 -- $22.2 million and
2002 -- none.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Effective November 13, 1996 the Company entered into a revolving credit agreement which matures November 13, 2001. The Credit Agreement permits the Company to obtain revolving credit loans and issue letters of credit up to an aggregate amount of $150.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $30.0 million. Borrowings under the Credit Agreement are unsecured and interest rates are tied to the bank's prime rate or eurodollar offering rate, at the Company's option. At December 31, 1997, the Company had no borrowings outstanding under the Credit Agreement. The Company had two letters of credit outstanding under the Credit Agreement at December 31, 1997 for $3.5 million and one letter of credit outside the credit Agreement for $1.8 million related to certain foreign operations.

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

     The Company has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Agreement. At December 31, 1997, $22.2 million was outstanding under these lines of credit. The amount outstanding at December 31, 1997 is classified as long-term since the Credit Agreement is available and the Company intends to refinance such amount on a long-term basis.

     The Credit Agreement and the indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at December 31, 1997 the Company could incur up to $512.5 million of additional indebtedness and pay dividends of or repurchase up to $50.6 million of its capital stock.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8.  SEGMENT INFORMATION

     The principal business of the Company consists of the exploration, development and acquisition of oil and gas properties and the production and sale of crude oil and liquids and natural gas. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in millions):

                                                        OIL AND GAS
                                        -------------------------------------------
                                                                             OTHER      GENERAL
                                         U.S.     ARGENTINA    INDONESIA    FOREIGN    CORPORATE     TOTAL
                                        ------    ---------    ---------    -------    ---------    --------
1997
     Revenues........................   $446.3     $  40.6      $  27.8     $ --        $ --        $  514.7
     Income (loss) from operations...    133.0        16.3         (0.4)       (3.1)      (35.0)       110.8
     Depletion, depreciation,
       amortization and impairment...    108.6         8.5          6.9         0.2         3.6        127.8
     Additions to property and
       equipment.....................    346.6        54.2         33.7        12.1         5.1        451.7
     Identifiable assets at December
       31,...........................    493.0       125.4         96.6        14.9        59.0        788.9
1996
     Revenues........................    517.9        35.8         29.6       --          --           583.3
     Income (loss) from operations...    126.0        17.6        (11.3)      (17.4)      (25.4)        89.5
     Depletion, depreciation,
       amortization and impairment...    164.9         7.9         24.6         5.0         3.2        205.6
     Additions to property and
       equipment.....................    190.0        20.2         15.3         9.4        10.8        245.7
     Identifiable assets at December
       31,...........................    848.8        87.3         81.7         6.2       105.1      1,129.1
1995
     Revenues........................    398.6        19.2         31.6       --          --           449.4
     Income (loss) from operations...     87.9         3.6          0.8        (6.5)      (31.9)        53.9
     Depletion, depreciation,
       amortization and impairment...    143.3         7.0         10.0         0.5         2.6        163.4
     Additions to property and
       equipment.....................    175.4        14.4         16.7         3.8         6.5        216.8
     Identifiable assets at December
       31,...........................    801.1        73.0         93.8         9.5        96.4      1,073.8

     Crude oil and liquids and natural gas accounted for more than 95% of revenues in 1997, 1996 and 1995. The following table (which with respect to certain properties includes royalty and working interest owners' share of production) reflects sales to purchasers who accounted for more than 10% of the Company's total revenues (in millions):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Celeron Corporation..................  $  --    (a) $    66.7 $    62.1
Shell Oil Company....................     --    (a)     105.7     100.4
LG&E Energy Marketing, Inc...........       55.2       64.8       23.8

------------

(a) Sales represented less than 10% of total revenues.

NOTE 9.  CONVERTIBLE PREFERRED STOCK, 7% SERIES

     In November 1996 the Company purchased 3.8 million of the outstanding shares of its Convertible Preferred Stock, Series 7% (the "7% Preferred") for $24.50 per share. The excess of the cost of the acquired shares ($94.0 million, including related costs of $1.7 million) over the book value of such shares, $33.7 million, is reflected in the Statement of Operations as a Convertible preferred premium. In the second

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

quarter of 1997, the Company converted the remaining 1.2 million outstanding shares of 7% Preferred for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a noncash reduction in earnings to common shares, which is reflected as a Convertible preferred premium in the Statement of Operations, of $8.4 million in 1997.

NOTE 10.  SHAREHOLDERS' EQUITY

  $.732 SERIES A CONVERTIBLE PREFERRED STOCK

     In the second quarter of 1997 the Company redeemed all 10.7 million outstanding shares of its $.732 Series A Convertible Preferred Stock (the "DECS") for 9.1 million shares of common stock. There was no charge to earnings as a result of the conversion of the DECS.

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

  TREASURY STOCK

     The Company's Board of Directors has authorized the Company to buy back up to $50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. In 1997 the Company purchased 53,500 common shares for approximately $0.5 million.

  SHAREHOLDER RIGHTS PLAN

     The Company has adopted a shareholder rights plan (the "Rights Plan") whereby preferred stock purchase rights (the "Rights") were distributed to holders of the Company's common stock. The Rights will expire on July 25, 1999. The Rights will be exercisable only if a person acquires beneficial ownership of 15 percent or more of the Company's common stock (an "Acquiring Person"), or commences a tender offer which would result in ownership of 15 percent or more of such stock. Under the Rights Plan, one Right to purchase one one-hundredth of a share of a new series of junior preferred stock of the Company at an exercise price of $42.00 per one one-hundredth of a share (subject to adjustment) were issued for each outstanding share of the Company's common stock held at the close of business on March 3, 1997.

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

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

may be amended only to (i) cure any ambiguity; (ii) correct or supplement any provision which may be defective or inconsistent with other provisions; (iii) shorten or lengthen any time period; or (iv) change or supplement the provisions in any manner which the Company deems necessary or desirable, so long as such change does not adversely affects the interests of the holders of the Rights.

NOTE 11.  STOCK OPTION PLANS

     Under the terms of the Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan (the "1990 Plan") the Company may grant options and awards with respect to no more than 10,320,527 shares of common stock to officers, directors and key employees. Under the terms of the Santa Fe Energy Resources 1995 Incentive Stock Compensation Plan (the "1995 Plan") the Company may grant options and awards with respect to not more than 1,000,000 shares of common stock per year to employees other than executive officers and directors. Awards made under the terms of the 1990 Plan and the 1995 Plan (collectively the "Plans") may be made in the form of Restricted Stock, Bonus Stock, Phantom Units and Stock Appreciation Rights, as such terms are defined in the Plans.

     Options under the terms of the Plans are granted at the average market price on the date of grant and have a ten-year term with vesting periods ranging from six months to three years. The following table summarizes the activity with respect to options outstanding under the Plans during 1997, 1996 and 1995:

                                                  1997                          1996                          1995
                                       ---------------------------   ---------------------------   ---------------------------
                                                     WEIGHTED AVG.                 WEIGHTED AVG.                 WEIGHTED AVG.
                                                       EXERCISE                      EXERCISE                      EXERCISE
                                         SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
                                       (THOUSANDS)     ($/SHARE)     (THOUSANDS)     ($/SHARE)     (THOUSANDS)     ($/SHARE)
                                       -----------   -------------   -----------   -------------   -----------   -------------
Outstanding at beginning of year.....    5,392.0        $ 12.07        4,441.7        $ 11.85        4,039.7        $ 12.23
Grants...............................      873.1           9.73        1,240.5          12.07          472.7           8.75
Revaluation due to Spin Off..........    3,119.0           7.27         --             --             --             --
Cancellations........................     (919.7)         11.31           (9.9)         10.73          (61.3)         13.47
Exercises............................     (395.9)          7.23         (280.3)          8.73           (9.4)          9.41
                                       -----------                   -----------
Outstanding at end of year...........    8,068.5           7.69        5,392.0          12.07        4,441.7          11.85
                                       ===========                   ===========                   ===========
Exercisable at end of year...........    6,037.3                       4,265.6                       4,218.6
Weighted average fair value of
  options granted during the year
  ($/share)..........................                   $  5.73                       $  6.67                       $  4.80

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected dividend yield -- 0.0%; (ii) expected stock price volatility -- 22 to 27%; (iii) risk-free interest rate -- 5 to 7%; and (iv) expected life of options -- 10 years.

     The following table summarizes certain information with respect to options outstanding under the Plans at December 31, 1997:

                                   OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------     -----------------------------
                                                                            WEIGHTED AVG.                     WEIGHTED AVG.
              RANGE OF                                   WEIGHTED AVG.        EXERCISE                          EXERCISE
           EXERCISE PRICES                 SHARES        REMAINING LIFE         PRICE           SHARES            PRICE
              ($/SHARE)                  (THOUSANDS)        (YEARS)           ($/SHARE)       (THOUSANDS)       ($/SHARE)
-------------------------------------    -----------     --------------     -------------     -----------     -------------
                4 - 7                      4,351.7              7              $  5.76          3,658.0          $  5.56
               8 - 12                      3,036.5              6                 9.10          1,699.0             8.43
               13 - 15                       680.3              3                13.79            680.3            13.79
                                         -----------                                          -----------
                                           8,068.5                                              6,037.3
                                         ===========                                          ===========

     In December 1995 the Company granted 0.1 million Phantom Units to certain executive officers which were to be earned over a three-year period commencing January 1, 1996. The Phantom Units vested as a

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

result of the Monterey IPO. The Company recognized $1.6 million in expense in 1996 with respect to such Phantom Units.

     In December 1997 the Company granted 0.1 million Phantom Units to certain executive officers and key personnel which are to be earned over a three-year period commencing January 1, 1998. During 1997, 1996 and 1995 the Company granted 0.2 million, 0.1 million and 0.2 million, respectively, shares of restricted stock to certain executive officers and other employees. At December 31, 1997 1.6 million shares were available for options or awards under the 1990 Plan and 0.3 million shares were available under the 1995 Plan.

     In 1997 the Company issued 0.2 million shares of restricted stock under its incentive compensation plan. These restricted shares vest one-third per year over a three year period. The value of these shares at the grant date is being amortized over the vesting period of the shares. At December 31, 1997 the Company reported $0.7 million of unrecognized expense related to these shares in shareholders' equity as "Unamortized restricted stock awards".

     As a result of the Spin Off of Monterey in July 1997, all outstanding Stock Options were adjusted to reflect the effect of the transaction on the value of the Company's common stock. The anti-dilution formula utilized follows the Internal Revenue Service approved guidelines for adjusting Qualified Incentive Stock Options and took into account the average sales prices for the Company's common stock for a period of time before and after the Spin Off. As a result of the adjustment the number of options outstanding increased by a factor of 1.7045 and the strike price was reduced accordingly in order to preserve the value of either in the money or out of the money spread in existence at the time. The Company will receive the same overall consideration for the underlying securities upon exercise of the option. All outstanding Phantom Units were also adjusted utilizing the same formula. All other terms and conditions of the options and the Phantom Units remained unchanged.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to account for stock-based compensation costs in accordance with APB Opinion No. 25. Earnings
(loss) attributable to common shares and the related per share amounts would have been reduced as is reflected by the pro forma amounts in the following table (in millions, except per share data):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
AS REPORTED:
     Earnings (loss) attributable to
      common shares..................  $    42.7  $   (10.8) $    11.8
     Basic and Diluted earnings
      (loss) attributable to
       common shares per share.......       0.43      (0.12)      0.13
PROFORMA:
     Earnings (loss) attributable to
      common shares..................       41.4      (12.6)      10.9
     Basic and Diluted earnings
      (loss) attributable to
       common shares per share.......       0.42      (0.14)      0.12

     During the initial phase-in period, the effects of applying SFAS 123 for recognizing compensation cost on a pro forma basis may not be representative of the effects on reported earnings for future periods since the options granted vest over several periods and additional awards will be made in future periods.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12.  PENSION AND OTHER EMPLOYEE BENEFIT PLANS

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

     The following table sets forth the funded status of the SFER Plan and the Supplemental Plan at December 31, 1997 and 1996 (in millions):

                                            SFER PLAN         SUPPLEMENTAL PLAN
                                       --------------------  --------------------
                                         1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
Plan assets at fair value, primarily
  invested in common stocks and U.S.
  and corporate bonds................  $    37.1  $    36.1  $      --  $      --
Actuarial present value of projected
  benefit obligation:
     Accumulated benefit obligations
          Vested.....................      (30.0)     (30.8)      (1.7)      (1.6)
          Nonvested..................       (2.1)      (1.7)      (0.2)      (0.2)
     Effects of projected future
       salary increases..............       (6.8)      (8.3)      (1.0)      (1.4)
                                       ---------  ---------  ---------  ---------
Excess of projected benefit
  obligations over plan assets.......       (1.8)      (4.7)      (2.9)      (3.2)
Unrecognized net (gain) loss from
  past experience different from the
  assumed and effects of changes in
  assumptions........................       (1.0)       1.2       (1.6)      (1.1)
Unrecognized prior service costs.....       (1.3)      (1.9)       1.8        1.9
Unrecognized net (asset) obligation
  being recognized over plan's
  average remaining service life.....       (0.7)      (0.8)       0.1        0.2
                                       ---------  ---------  ---------  ---------
Accrued pension liability............  $    (4.8) $    (6.2) $    (2.6) $    (2.2)
                                       =========  =========  =========  =========
Major assumptions at year end
     Discount rate...................       7.50%      7.50%      7.50%      7.50%
     Long-term asset yield...........       9.50%      9.50%        --         --
     Rate of increase in future
       compensation..................       5.25%      5.25%      5.25%      5.25%

     The following table sets forth the components of pension expense for the SFER Plan and Supplemental Plan for 1997, 1996 and 1995 (in millions):

                                                SFER PLAN                SUPPLEMENTAL PLAN
                                        -------------------------      ----------------------
                                        1997      1996      1995       1997     1996     1995
                                        -----     -----     -----      ----     ----     ----
Service cost.........................   $ 1.6     $ 1.6     $ 1.3      $0.2     $0.1     $0.4
Interest cost........................     2.9       2.9       2.7       0.3      0.2      0.4
Return on plan assets................    (6.6)     (4.1)     (5.5)       --       --       --
Net amortization and deferral........     3.1       0.8       2.5       0.1       --      0.3
                                        -----     -----     -----      ----     ----     ----
                                        $ 1.0     $ 1.2     $ 1.0      $0.6     $0.3     $1.1
                                        =====     =====     =====      ====     ====     ====

     In 1997, as a result of the Spin Off of Monterey, the Company recognized a curtailment gain of approximately $2.4 million related to its retirement plan for the participating Monterey employees. In

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

addition, in prior periods the Company sponsored a plan covering certain hourly-rated employees associated with its California operations, and subsequent to Spin Off the Company has no liability for this plan.

     The Company sponsors a pension plan for certain persons employed in foreign locations (the "Foreign Plan"). The following table sets forth the funded status of the Foreign Plan at December 31, 1997 and 1996 (in millions):

                                         1997       1996
                                       ---------  ---------
Plan assets..........................  $  --      $  --
Actuarial present value of projected
  benefit obligations:
     Accumulated benefit obligations
          Vested.....................       (0.1)      (0.1)
          Nonvested..................       (0.2)      (0.2)
     Effects of projected future
      salary increases...............       (0.1)      (0.1)
                                       ---------  ---------
Excess of projected benefit
  obligation over plan assets........       (0.4)      (0.4)
Unrecognized prior service cost......        0.1        0.1
Unrecognized net gain from past
  experience different from the
  assumed and effects of changes in
  assumptions........................       (0.1)    --
                                       ---------  ---------
Accrued pension liability............  $    (0.4) $    (0.3)
                                       =========  =========
Major assumptions at year end
     Discount rate...................       7.50%      7.50%
     Rate of increase in future
      compensation...................       5.00%      5.00%

     The following table sets forth the components of pension expense for the Foreign Plan for 1997, 1996 and 1995 (in millions of dollars):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Service cost.........................  $     0.1  $     0.1  $     0.1
Interest cost........................         --         --         --
Net amortization and deferral........         --         --         --
                                       ---------  ---------  ---------
                                       $     0.1  $     0.1  $     0.1
                                       =========  =========  =========

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides health care and life insurance benefits for substantially all employees who retire under the provisions of a Company-sponsored retirement plan and their dependents. Participation in the plans is voluntary and requires a monthly contribution by the retiree. The following table sets forth the plan's funded status at December 31, 1997 and 1996 (in millions):

                                         1997       1996
                                       ---------  ---------
Plan assets at fair value............  $  --      $  --
Accumulated postretirement benefit
  obligation:
     Retirees........................       (4.1)      (4.2)
     Eligible active participants....       (0.9)      (1.0)
     Other active participants.......       (1.6)      (2.1)
                                       ---------  ---------
Accumulated postretirement benefit
  obligation in excess of plan
  assets.............................       (6.6)      (7.3)
Unrecognized transition obligation...        2.6        3.7
Unrecognized net (gain) loss from
  past experience different from that
  assumed and effects of changes in
  assumptions........................       (0.8)      (0.2)
                                       ---------  ---------
Accrued postretirement benefit
  cost...............................  $    (4.8) $    (3.8)
                                       =========  =========
Assumed discount rate................       7.50%      7.50%
Assumed rate of compensation
  increase...........................       5.25%      5.25%

     The Company's net periodic postretirement benefit cost for 1997, 1996 and 1995 includes the following components (in millions):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Service cost.........................  $     0.5  $     0.5  $     0.3
Interest cost........................        0.5        0.5        0.5
Amortization of unrecognized
  transition obligation..............        0.2        0.3        0.3
                                       ---------  ---------  ---------
                                       $     1.2  $     1.3  $     1.1
                                       =========  =========  =========

     Estimated costs and liabilities have been developed assuming trend rates for growth in future health care costs beginning with 7.0% for 1997 graded to 6.0% (5.5% for post age 65) by the year 2000 and remaining constant thereafter. Increasing the assumed health care cost trend rate by one percent each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $0.5 million and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 1997 by $0.1 million.

     In 1997, as a result of the Spin Off of Monterey, the Company recognized a curtailment loss of approximately $0.3 million related to its retiree medical plan for the participating Monterey employees.

  SAVINGS PLAN

     The Company has a savings plan available to substantially all salaried employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The Company will match employee contributions for an amount up to 4% of each employee's base salary. In addition, if at the end of each fiscal year the Company's performance for such year has exceeded certain predetermined criteria, each participant will receive an additional matching contribution equal to 50% of the regular matching contribution. The Company's contributions to the 401(k) Plan, which are made in the form of the Company's common stock and charged to expense, totalled $1.6 million in 1997, $1.2 million in 1996 and $1.3 million in 1995.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company also has a savings plan with respect to certain personnel employed in foreign locations. The plan is an unsecured creditor of the Company and at December 31, 1997 and 1996 the Company's liability with respect to the plan totalled $0.4 million and $0.3 million, respectively.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

  OIL AND GAS HEDGING

     The Company periodically hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce the Company's exposure to declines in market price, the Company's gain from increases in market price may be limited. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

     Crude oil sales hedges resulted in a $2.2 million increase in revenues in 1997 and a $13.4 million decrease in revenues in 1996. At December 31, 1997 the Company had open crude oil sales hedges on an average of 1,000 barrels per day for the period January to February 1998. Under the terms of the instruments, if the average of the applicable daily settlement prices is below $21.00 per barrel, the Company will receive a settlement based on the difference, and if the average of the applicable daily settlement prices is above $23.00, the Company will be required to pay an amount based on the difference.

     At December 31, 1997 the Company had no open natural gas sales hedges. Natural gas sales hedges resulted in a decrease in revenues of $21.4 million in 1996 and $0.3 million in 1995.

     As of February 23, 1998, the Company has not entered into any additional hedging agreements.

  ENVIRONMENTAL REGULATION

     The Company's oil and gas operations are subject to stringent environmental regulation by government authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and associated facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, the risk of substantial costs and liabilities are inherent to oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has in the past, the Company intends to fund the future costs of environmental compliance from operating cash flows.

     Adobe Resources Corporation, which was merged into the Company in 1992, was named as a PRP with respect to the Gulf Coast Services Superfund site located in Abbeville, Louisiana. The Company has entered into a sharing agreement with other PRPs to participate in the final remediation of this site. The remediation phase is expected to be completed in 1998, after which will begin the monitoring phase. The Company estimates its share of the remediation and monitoring phases to be approximately $150,000, which has been provided for in the Company's financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OPERATING LEASES

     The Company has noncancellable agreements with terms ranging from one to six years to lease office space, office equipment and certain production equipment in foreign locations. Minimum rental payments due under the terms of these agreements are: 1998 -- $13.2 million, 1999 -- $10.8 million, 2000 -- $8.3 million, 2001 -- $4.3 million, 2002 -- $3.9 million and $0.3 million thereafter. Rental expense under the terms of noncancellable agreements totalled $10.8 million in 1997, $5.9 million in 1996 and $6.1 million in 1995.

  OTHER MATTERS

     There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The following table reflects the financial instruments for which the fair value differs from the carrying amount of such financial instrument in the Company's December 31, 1997 and 1996 balance sheets (in millions):

                                                   1997                          1996
                                        --------------------------    --------------------------
                                            CARRYING         FAIR         CARRYING         FAIR
                                             AMOUNT         VALUE          AMOUNT         VALUE
                                        ----------------    ------    ----------------    ------
Liabilities:
     Long-term debt..................        $121.7         $130.7         $278.5         $315.4
     Convertible preferred stock, 7%
       series........................       --                --             19.7           28.4
Shareholders' Equity:
     $.732 series A convertible
       preferred stock...............       --                --             91.4          131.1

     The fair value of the Company's 11% Senior Subordinated Debentures, Convertible Preferred Stock, 7% Series and $.732 Series A Convertible Preferred Stock is based on market prices. The fair value of the Company's fixed-rate long-term debt is based on current borrowing rates available for financing with similar terms and maturities. With respect to the Company's floating-rate debt the carrying amount approximates fair value.

     At December 31, 1997 the Company had open oil sales hedging contracts (see
Note 13). Based on the year-end 1997 settlement prices of the applicable NYMEX futures contracts, the Company would recognize a gain of $0.3 million with respect to such hedges in 1998. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of the futures markets and other indices.

                        SANTA FE ENERGY RESOURCES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table includes the results of Monterey for all of 1996 and the first seven months of 1997.

                                         1 QTR      2 QTR      3 QTR      4 QTR      YEAR
                                       ---------  ---------  ---------  ---------  ---------
                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
1997(a)
     Revenues........................  $   173.9  $   149.8  $   101.8  $    89.2  $   514.7
     Gross profit(b).................       62.9       37.3       25.8       12.9      138.9
     Loss (gain) on sale of assets...       (2.3)       0.2       (1.9)       0.4       (3.6)
     Income from operations..........       55.8       27.2       20.8        7.0      110.8
     Net income......................       27.9       12.5       10.7        3.6       54.7
     Earnings attributable to common
       shares........................       25.5        2.9       10.7        3.6       42.7
     Basic and diluted earnings
       attributable to common shares
       per share
          Basic earnings per
             share(c)................  $    0.28  $    0.03  $    0.10  $    0.04  $    0.43
          Diluted earnings per
             share(c)................       0.27       0.03       0.10       0.04       0.43
     Weighted average shares
       outstanding...................       91.2       97.0      102.9      103.0       98.6
1996(d)
     Revenues........................  $   123.7  $   137.5  $   149.4  $   172.7  $   583.3
     Gross profit(b).................       35.5       33.9       40.3        9.9      119.6
     Impairment of oil and gas
       properties....................     --           10.4     --           47.0       57.4
     Loss (gain) on sale of assets...        0.2        0.3     --          (12.6)     (12.1)
     Income from operations..........       29.5       26.0       33.9        0.1       89.5
     Income (loss) before
       extraordinary item............       12.6       17.4       16.5       (4.1)      42.4
     Extraordinary item -- debt
       extinguishment costs..........     --         --         --            6.0        6.0
     Net income (loss)...............       12.6       17.4       16.5      (10.1)      36.4
     Earnings (loss) attributable to
       common shares..................       8.9       13.7       12.8      (46.2)     (10.8)
     Basic and diluted earnings
       (loss) attributable to common
       shares per share
          Before extraordinary
             item....................  $    0.10  $    0.15  $    0.14  $   (0.44) $   (0.05)
          Extraordinary item.........     --         --         --          (0.07)     (0.07)
          Per common share...........  $    0.10  $    0.15  $    0.14  $   (0.51) $   (0.12)
     Weighted average shares
       outstanding...................       90.4       90.6       90.7       90.9       90.6

------------

(a) The second quarter of 1997 includes an $8.4 million Convertible preferred premium (see Note 9).

(b) Revenues less operating expenses other than general and administrative.

(c) Per share amounts do not add across due to the increase in average shares outstanding after the second quarter of 1997.

(d) The fourth quarter of 1996 includes impairments of oil and gas properties of $47.0 million (see Note 1), a $12.3 million gain on the sale of certain surface lands (see Note 5), a $6.0 million extraordinary item with respect to debt extinguishment costs (see Note 2) and a $33.7 million Convertible preferred premium (see Note 9).

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

  OIL AND GAS RESERVES

     The following table sets forth the Company's net proved oil and gas reserves at December 31, 1994, 1995, 1996 and 1997 and the changes in net proved oil and gas reserves for the years ended December 31, 1995, 1996 and 1997.

                                                      CRUDE OIL AND LIQUIDS (MMBBLS)                    NATURAL GAS (BCF)
                                       -------------------------------------------------------------   -------------------
                                                                                             TOTAL
                                                                        OTHER              EXCLUDING
                                         U.S.    ARGENTINA  INDONESIA  FOREIGN     TOTAL   MONTEREY      U.S.    ARGENTINA
                                       --------- ---------  ---------  -------   --------- ---------   --------- ---------
Proved reserves at December 31,
  1994...............................      240.2     9.3        8.8     --           258.3    67.1         204.8    37.0
    Revision of previous estimates...       16.4     1.4        0.4     --            18.2     8.5           1.0     1.3
    Improved recovery techniques.....       15.3     0.8      --        --            16.1     2.4        --         0.2
    Extensions, discoveries and other
      additions......................        1.7     2.2        0.5     --             4.4     4.4          36.4     0.5
    Purchases of minerals-in-place...        6.3   --         --        --             6.3     6.2          18.0   --
    Production.......................      (21.3)    (0.9)     (1.9)    --           (24.1)    (8.9)       (50.3)    (4.3)
                                       ---------     ---        ---    -------   --------- ---------   ---------     ---
Proved reserves at December 31,
  1995...............................      258.6    12.8        7.8     --           279.2    79.7         209.9    34.7
    Revisions of previous
      estimates......................       15.6    (0.2)       2.3     --            17.7     5.7          25.9    (2.4)
    Improved recovery techniques.....       14.4   --         --        --            14.4   --           --       --
    Extensions, discoveries and other
      additions......................        0.6     1.3        0.3     --             2.2     2.2          40.8     1.1
    Purchases of minerals-in-place...       10.7     2.8      --        --            13.5     5.9          11.7     0.6
    Sales of minerals-in-place.......       (0.3)   --        --        --            (0.3)    (0.3)        (2.1)   --
    Production.......................      (24.3)    (1.4)     (1.5)    --           (27.2)   (10.1)       (53.4)    (7.6)
                                       ---------     ---        ---    -------   --------- ---------   ---------     ---
Proved reserves at December 31,
  1996...............................      275.3    15.3        8.9     --           299.5    83.1         232.8    26.4
    Revisions of previous
      estimates......................        6.9     2.1        2.2     --            11.2    11.2          22.7    16.4
    Improved recovery techniques.....       10.6   --         --        --            10.6    10.6        --       --
    Extensions, discoveries and other
      additions......................        1.0     3.9       15.6      4.4          24.9    24.9          34.9     1.2
    Purchases of minerals-in-place...        3.9     6.4      --        --            10.3    10.3           7.0   --
    Sales of minerals-in-place.......     --       --         --        --          --       --            (13.0)   --
    Spin Off of Monterey Resources...     (205.8)   --        --        --          (205.8)   --           (11.6)   --
    Production.......................      (18.3)    (1.8)     (1.6)    --           (21.7)   (11.1)       (56.5)    (7.8)
                                       ---------     ---        ---    -------   --------- ---------   ---------     ---
Proved reserves at December 31,
  1997...............................       73.6    25.9       25.1      4.4         129.0   129.0         216.3    36.2
                                       =========     ===        ===    =======   ========= =========   =========     ===
Proved developed reserves at December
  31,
    1994.............................      181.3     6.1        7.1     --           194.5    54.3         178.2     1.3
    1995.............................      206.5     7.1        6.0     --           219.6    62.5         170.2    33.3
    1996.............................      224.1     8.5        6.5     --           239.1    68.1         193.6    25.9
    1997.............................       68.0    15.2       21.8     --           105.0   105.0         184.8    35.6

                                                                    TOTAL
                                                   OTHER          EXCLUDING
                                       INDONESIA  FOREIGN  TOTAL  MONTEREY
                                       ---------  -------  -----  ---------
Proved reserves at December 31,
  1994...............................      0.6      --     242.4    229.0
    Revision of previous estimates...    --         --      2.3       1.4
    Improved recovery techniques.....    --         --      0.2       0.2
    Extensions, discoveries and other
      additions......................    --         --     36.9      36.9
    Purchases of minerals-in-place...    --         --     18.0      18.0
    Production.......................     (0.1)     --     (54.7)   (52.8)
                                           ---    -------  -----  ---------
Proved reserves at December 31,
  1995...............................      0.5      --     245.1    232.7
    Revisions of previous
      estimates......................     (0.2)     --     23.3      22.2
    Improved recovery techniques.....    --         --      --      --
    Extensions, discoveries and other
      additions......................    --         --     41.9      41.9
    Purchases of minerals-in-place...    --         --     12.3      12.3
    Sales of minerals-in-place.......    --         --     (2.1 )    (2.1)
    Production.......................     (0.1)     --     (61.1)   (59.8)
                                           ---    -------  -----  ---------
Proved reserves at December 31,
  1996...............................      0.2      --     259.4    247.2
    Revisions of previous
      estimates......................    --         --     39.1      39.1
    Improved recovery techniques.....    --         --      --      --
    Extensions, discoveries and other
      additions......................    --         --     36.1      36.1
    Purchases of minerals-in-place...    --         --      7.0       7.0
    Sales of minerals-in-place.......    --         --     (13.0)   (13.0)
    Spin Off of Monterey Resources...    --         --     (11.6)   --
    Production.......................     (0.1)     --     (64.4)   (63.8)
                                           ---    -------  -----  ---------
Proved reserves at December 31,
  1997...............................      0.1      --     252.6    252.6
                                           ===    =======  =====  =========
Proved developed reserves at December
  31,
    1994.............................      0.6      --     180.1    170.7
    1995.............................      0.5      --     204.0    194.8
    1996.............................      0.2      --     219.7    210.2
    1997.............................      0.1      --     220.5    220.5

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

     Indonesian reserves represent an entitlement to gross reserves in accordance with a production sharing contract. These reserves include estimated quantities allocable to the Company for recovery of operating costs as well as quantities related to the Company's net equity share after recovery of costs. Accordingly, these quantities are subject to fluctuations with an inverse relationship to the price of oil. If oil prices increase, the reserve quantities attributable to the recovery of operating costs decline. Although this reduction would be offset partially by an increase in the net equity share, the overall effect would be a reduction of reserves attributable to the Company. At December 31, 1997, the quantities include 0.9 million barrels which the Company is contractually obligated to sell for $0.20 per barrel.

     The Company has certain commitments with respect to the delivery of natural gas which the Company believes it can fulfill from its proved reserves and supply contracts with other companies.

     At December 31, 1997, 1.7 million barrels of crude oil reserves and 13.2 billion cubic feet of natural gas reserves were subject to a 90% net profits interest held by Santa Fe Energy Trust.

  ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

     Estimated future net cash flows from the Company's proved oil and gas reserves at December 31, 1997, 1996 and 1995 are presented in the following table (in millions, except as noted):

                                                                                                         TOTAL
                                                                                OTHER                  EXCLUDING
                                         U.S.      ARGENTINA     INDONESIA     FOREIGN      TOTAL       MONTEREY
                                       ---------   ----------    ----------    --------    --------    ----------
1997
    Future cash inflows..............  $ 1,653.8    $  431.0      $  412.9      $ 69.9     $2,567.6     $2,567.6
    Future production costs..........     (657.4)     (190.9)       (142.3)      (38.3)    (1,028.9)    (1,028.9)
    Future development costs.........     (118.1)      (75.5)        (83.0)      (11.3)      (287.9)      (287.9)
    Future income tax expenses.......     (208.2)      (24.4)        (54.7)       (5.6)      (292.9)      (292.9)
                                       ---------   ----------    ----------    --------    --------    ----------
        Net future cash flows........      670.1       140.2         132.9        14.7        957.9        957.9
    Discount at 10% for timing of
      cash flows.....................     (259.2)      (61.0)        (55.0)       (3.0)      (378.2)      (378.2)
                                       ---------   ----------    ----------    --------    --------    ----------
    Present value of future net cash
      flows from proved reserves.....  $   410.9    $   79.2      $   77.9      $ 11.7     $  579.7     $  579.7
                                       =========   ==========    ==========    ========    ========    ==========
    Present value of pretax future
      net cash flows from proved
      reserves.......................  $   538.6    $   93.1      $  111.9      $ 16.1     $  759.7     $  759.7
                                       =========   ==========    ==========    ========    ========    ==========
    Average sales prices:
        Oil ($/Barrel)...............  $   16.30    $  14.96      $  16.59      $16.00     $  16.06     $  16.06
        Natural gas ($/Mcf)..........       2.26        1.21          1.05       --            2.11         2.11

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                                                                         TOTAL
                                                                                OTHER                  EXCLUDING
                                         U.S.      ARGENTINA     INDONESIA     FOREIGN      TOTAL       MONTEREY
                                       ---------   ----------    ----------    --------    --------    ----------
1996
    Future cash inflows..............  $ 6,393.6    $  377.7      $  191.8      $--        $6,963.1     $2,793.8
    Future production costs..........   (2,792.7)     (138.8)       (135.2)      --        (3,066.7)      (888.7)
    Future development costs.........     (286.7)      (53.0)        (22.5)      --          (362.2)      (191.6)
    Future income tax expenses.......     (999.2)      (33.4)        (11.9)      --        (1,044.5)      (461.2)
                                       ---------   ----------    ----------    --------    --------    ----------
        Net future cash flows........    2,315.0       152.5          22.2       --         2,489.7      1,252.3
    Discount at 10% for timing of
      cash flows.....................     (951.2)      (54.3)         (7.1)      --        (1,012.6)      (486.5)
                                       ---------   ----------    ----------    --------    --------    ----------
    Present value of future net cash
      flows from proved reserves.....  $ 1,363.8    $   98.2      $   15.1      $--        $1,477.1     $  765.8
                                       =========   ==========    ==========    ========    ========    ==========
    Present value of pretax future
      net cash flows from proved
      reserves.......................  $ 1,952.3    $  119.6      $   23.6      $--        $2,095.5     $1,047.7
                                       =========   ==========    ==========    ========    ========    ==========
    Average sales prices:
        Oil ($/Barrel)...............  $   20.35    $  22.62      $  21.67      $--        $  20.51     $  24.14
        Natural gas ($/Mcf)..........       3.47        1.20          1.05       --            3.24         3.33

1995
    Future cash inflows..............  $ 4,191.2    $  244.7      $  137.4      $--        $4,573.3     $1,810.3
    Future production costs..........   (1,852.8)     (103.0)        (63.0)      --        (2,018.8)      (635.2)
    Future development costs.........     (282.8)      (36.1)         (6.1)      --          (325.0)      (155.0)
    Future income tax expenses.......     (541.7)      (11.8)        (25.1)      --          (578.6)      (235.7)
                                       ---------   ----------    ----------    --------    --------    ----------
        Net future cash flows........    1,513.9        93.8          43.2       --         1,650.9        784.4
    Discount at 10% for timing of
      cash flows.....................     (672.0)      (35.7)        (13.0)      --          (720.7)      (322.2)
                                       ---------   ----------    ----------    --------    --------    ----------
    Present value of future net cash
      flows from proved reserves.....  $   841.9    $   58.1      $   30.2      $--        $  930.2     $  462.2
                                       =========   ==========    ==========    ========    ========    ==========
    Present value of pretax future
      net cash flows from proved
      reserves.......................  $ 1,143.1    $   65.4      $   48.7      $--        $1,257.2     $  602.8
                                       =========   ==========    ==========    ========    ========    ==========
    Average sales prices:
        Oil ($/Barrel)...............  $   14.75    $  15.66      $  17.51      $--        $  14.87     $  17.76
        Natural gas ($/Mcf)..........       1.88        1.27          1.03       --            1.79         1.84

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The following tables sets forth the changes in the present value of estimated future net cash flows from proved reserves during 1997, 1996 and 1995 (in millions):

                                                                                                 TOTAL
                                                                           OTHER               EXCLUDING
                                         U.S.     ARGENTINA   INDONESIA   FOREIGN     TOTAL     MONTEREY
                                       ---------  ---------   ---------   --------   -------   ----------
1997
    Balance at beginning of year.....  $ 1,363.8   $  98.2     $  15.1     $--       $1,477.1    $765.8
                                       ---------  ---------   ---------   --------   -------   ----------
    Increase (decrease) due to:
         Sales of oil and gas, net of
           production costs of $177.1
           million...................     (271.4)    (26.9)      (10.8)     --        (309.1)    (241.5)
         Net changes in prices and
           production costs..........     (444.7)    (73.8)       16.0      --        (502.5)    (474.6)
         Extensions, discoveries and
           improved recovery.........      107.0       7.3        64.0       16.1      194.4      195.8
         Purchase of
           minerals-in-place.........       24.0      32.2       --         --          56.2       57.0
         Spin Off of Monterey
           Resources.................     (932.2)    --          --         --        (932.2)     --
         Sales of
           minerals-in-place.........      (36.3)    --          --         --         (36.3)     (36.3)
         Development costs
           incurred..................      325.7      54.6        30.7        5.2      416.2      208.0
         Changes in estimated
           volumes...................       28.4      14.7        11.7      --          54.8       74.9
         Changes in estimated
           development costs.........     (294.9)    (44.9)      (25.4)      (5.2)    (370.4)    (163.6)
         Interest factor -- accretion
           of discount...............       80.6      10.2         2.2      --          93.0       92.6
         Income taxes................      460.9       7.6       (25.6)      (4.4)     438.5      101.6
                                       ---------  ---------   ---------   --------   -------   ----------
                                          (952.9)    (19.0)       62.8       11.7     (897.4)    (186.1)
                                       ---------  ---------   ---------   --------   -------   ----------
                                       $   410.9   $  79.2     $  77.9     $ 11.7    $ 579.7     $579.7
                                       =========  =========   =========   ========   =======   ==========

1996
    Balance at beginning of year.....  $   841.9   $  58.1     $  30.2     $--       $ 930.2      462.2
                                       ---------  ---------   ---------   --------   -------   ----------
    Increase (decrease) due to:
         Sales of oil and gas, net of
           production costs of $210.8
           million...................     (311.7)    (25.6)      (13.9)     --        (351.2)    (236.7)
         Net changes in prices and
           production costs..........      552.1      35.0        (8.3)     --         578.8      312.5
         Extensions, discoveries and
           improved recovery.........      169.1      16.4         0.8      --         186.3      122.9
         Purchase of
           minerals-in-place.........       92.5      19.2       --         --         111.7       73.4
         Sales of
           minerals-in-place.........       (3.3)    --          --         --          (3.3)      (2.7)
         Development costs
           incurred..................      145.4      19.5        12.9      --         177.8      123.9
         Changes in estimated
           volumes...................      152.3       6.6         3.1      --         162.0       43.6
         Changes in estimated
           development costs.........     (100.8)    (23.4)      (22.8)     --        (147.0)    (122.9)
         Interest factor -- accretion
           of discount...............      113.7       6.6         3.0      --         123.3       61.3
         Income taxes................     (287.4)    (14.2)       10.1      --        (291.5)     (71.7)
                                       ---------  ---------   ---------   --------   -------   ----------
                                           521.9      40.1       (15.1)     --         546.9      303.6
                                       ---------  ---------   ---------   --------   -------   ----------
                                       $ 1,363.8   $  98.2     $  15.1     $--       $1,477.1    $765.8
                                       =========  =========   =========   ========   =======   ==========

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                                                                                 TOTAL
                                                                           OTHER               EXCLUDING
                                         U.S.     ARGENTINA   INDONESIA   FOREIGN     TOTAL     MONTEREY
                                       ---------  ---------   ---------   --------   -------   ----------
1995
    Balance at beginning of year.....  $   680.4   $  31.2     $  28.3     $--       $ 739.9     $335.3
                                       ---------  ---------   ---------   --------   -------   ----------
    Increase (decrease) due to:
         Sales of oil and gas, net of
           production costs of $172.6
           million...................     (244.7)    (11.8)      (13.2)     --        (269.7)    (133.5)
         Net changes in prices and
           production costs..........      178.2      13.9         9.1      --         201.2       91.2
         Extensions, discoveries and
           improved recovery.........      110.3       4.6         4.2      --         119.1       78.8
         Purchase of
           minerals-in-place.........       56.6     --          --         --          56.6       55.1
         Development costs
           incurred..................      145.4      13.7        11.3      --         170.4      119.8
         Changes in estimated
           volumes...................       19.9       9.6         0.3      --          29.8       21.8
         Changes in estimated
           development costs.........     (105.6)     (2.4)      (10.2)     --        (118.2)     (92.2)
         Interest factor -- accretion
           of discount...............       88.7       4.4         4.2      --          97.3       46.3
         Income taxes................      (87.3)     (5.1)       (3.8)     --         (96.2)     (60.4)
                                       ---------  ---------   ---------   --------   -------   ----------
                                           161.5      26.9         1.9      --         190.3      126.9
                                       ---------  ---------   ---------   --------   -------   ----------
                                       $   841.9   $  58.1     $  30.2     $--       $ 930.2     $462.2
                                       =========  =========   =========   ========   =======   ==========

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

     The sales prices used in the calculation of estimated future net cash flows are based on the prices in effect at year end. Such prices have been held constant except for known and determinable escalation.

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

     The information presented with respect to estimated future net revenues and cash flows and the present value thereof is not intended to represent the fair value of oil and gas reserves. Actual future sales prices and production and development costs may vary significantly from those in effect at year end and actual future production may not occur in the periods or amounts projected. This information is presented to allow a reasonable comparison of reserve values prepared using standardized measurement criteria and should be used only for that purpose.

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     The following table includes all costs incurred, whether capitalized or charged to expense at the time incurred (in millions):

                                                                                                         TOTAL
                                                                                 OTHER                 EXCLUDING
                                         U.S.       ARGENTINA     INDONESIA     FOREIGN     TOTAL      MONTEREY
                                       ---------    ---------     ---------     -------     ------     ---------
1997
     Property acquisition costs:
          Unproved...................  $    14.9      $--           $ 0.2        $ 2.1      $ 17.2      $  17.1
          Proved.....................      185.2       37.4         --             0.2       222.8         84.3
     Exploration costs...............       48.5        2.1           6.0          9.0        65.6         64.5
     Development costs...............      115.6       17.2          30.7          5.2       168.7        128.3
                                       ---------    ---------     ---------     -------     ------     ---------
                                       $   364.2      $56.7         $36.9        $16.5      $474.3      $ 294.2
                                       =========    =========     =========     =======     ======     =========
1996
     Property acquisition costs:
          Unproved...................  $    31.6      $--           $--          $ 1.8      $ 33.4      $  33.3
          Proved.....................       30.2        7.4         --             0.2        37.8         34.4
     Exploration costs...............       29.5        0.1           2.4         11.4        43.4         41.7
     Development costs...............      115.2       12.1          12.9          3.9       144.1         97.1
                                       ---------    ---------     ---------     -------     ------     ---------
                                       $   206.5      $19.6         $15.3        $17.3      $258.7      $ 206.5
                                       =========    =========     =========     =======     ======     =========
1995
     Property acquisition costs:
          Unproved...................  $    13.0      $--           $ 0.7        $ 0.1      $ 13.8      $  13.7
          Proved.....................       33.8      --            --            --          33.8         32.5
     Exploration costs...............       27.7        1.2           7.7          7.2        43.8         41.3
     Development costs...............      111.5       13.7          11.3          0.5       137.0         89.2
                                       ---------    ---------     ---------     -------     ------     ---------
                                       $   186.0      $14.9         $19.7        $ 7.8      $228.4      $ 176.7
                                       =========    =========     =========     =======     ======     =========

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth information concerning capitalized costs at December 31, 1997 and 1996 related to the Company's oil and gas operations (in millions):

                                                                                                             TOTAL
                                                                                   OTHER                   EXCLUDING
                                          U.S.        ARGENTINA     INDONESIA     FOREIGN      TOTAL       MONTEREY
                                       -----------    ---------     ---------     -------   -----------    ---------
1997
     Oil and gas properties:
          Unproved...................  $      65.2     $   4.9       $  11.9       $ 4.0    $      86.0    $    86.0
          Proved.....................      1,290.6       143.5         145.5        14.9        1,594.5      1,594.5
          Other......................          1.9       --            --           --              1.9          1.9
     Accumulated amortization of
       unproved properties...........        (18.5)       (2.1)         (4.8)       (2.8)         (28.2)       (28.2)
     Accumulated depletion,
       depreciation and impairment of
       proved properties.............       (903.9)      (32.4)        (70.2)       (3.7)      (1,010.2)    (1,010.2)
     Accumulated depreciation of
       other oil and gas
       properties....................         (0.7)      --            --           --             (0.7)        (0.7)
                                       -----------    ---------     ---------     -------   -----------    ---------
                                       $     434.6     $ 113.9       $  82.4       $12.4    $     643.3    $   643.3
                                       ===========    =========     =========     =======   ===========    =========
1996
     Oil and gas properties:
          Unproved...................  $      63.8     $   4.5       $  11.8       $ 1.9    $      82.0    $    81.6
          Proved.....................      2,236.8        90.3         113.9         5.3        2,446.3      1,440.1
          Other......................         11.5       --            --           --             11.5          1.9
     Accumulated amortization of
       unproved properties...........        (18.9)       (2.4)         (4.4)       (1.4)         (27.1)       (26.9)
     Accumulated depletion,
       depreciation and impairment of
       proved properties.............     (1,523.9)      (23.4)        (63.8)       (3.5)      (1,614.6)      (971.3)
     Accumulated depreciation of
       other oil and gas
       properties....................         (4.4)      --            --           --             (4.4)        (0.9)
                                       -----------    ---------     ---------     -------   -----------    ---------
                                       $     764.9     $  69.0       $  57.5       $ 2.3    $     893.7    $   524.5
                                       ===========    =========     =========     =======   ===========    =========

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1997, 1996 and 1995 (in millions):

                                                                                                TOTAL
                                                                           OTHER              EXCLUDING
                                         U.S.     ARGENTINA   INDONESIA   FOREIGN    TOTAL    MONTEREY
                                       ---------  ---------   ---------   -------   -------   ---------
1997
    Revenues.........................  $   446.3    $40.6       $27.8     $ --      $ 514.7    $ 333.5
    Production costs:
        Production and operating
          costs......................     (128.1)   (13.3)      (16.7)      (0.8 )   (158.9)     (87.6)
        Taxes (other than income)....      (17.8)    (0.4)      --          --        (18.2)     (12.5)
    Cost of crude oil purchased......      (22.0)   --          --          --        (22.0)     --
    Exploration, including dry hole
      costs..........................      (37.9)    (2.2)       (4.6)      (4.4 )    (49.1)     (48.2)
    Depletion, depreciation,
      amortization and impairments...     (108.6)    (8.4)       (6.9)      (0.6 )   (124.5)    (102.5)
    Gain (loss) on disposal of
      properties.....................        3.6    --          --          --          3.6        3.6
                                       ---------  ---------   ---------   -------   -------   ---------
                                           135.5     16.3        (0.4)      (5.8 )    145.6       86.3
    Income taxes.....................      (48.8)    (4.9)        0.1        2.2      (51.4)     (30.0)
                                       ---------  ---------   ---------   -------   -------   ---------
                                       $    86.7    $11.4       $(0.3)    $ (3.6 )  $  94.2    $  56.3
                                       =========  =========   =========   =======   =======   =========
1996
    Revenues.........................  $   517.9    $35.8       $29.6     $ --      $ 583.3    $ 290.4
    Production costs:
        Production and operating
          costs......................     (162.4)   (10.0)      (15.7)      (0.3 )   (188.4)     (80.6)
        Taxes (other than income)....      (22.2)    (0.2)      --          --        (22.4)     (14.2)
    Cost of crude oil purchased......      (20.8)   --          --          --        (20.8)     --
    Exploration, including dry hole
      costs..........................      (21.9)    (0.1)       (0.6)     (11.9 )    (34.5)     (32.8)
    Depletion, depreciation,
      amortization and impairments...     (164.9)    (7.9)      (24.6)      (5.0 )   (202.4)    (166.3)
    Gain (loss) on disposal of
      properties.....................        0.3    --          --          (0.2 )      0.1        0.1
                                       ---------  ---------   ---------   -------   -------   ---------
                                           126.0     17.6       (11.3)     (17.4 )    114.9       (3.4)
    Income taxes.....................      (49.6)    (5.3)        2.9        3.5      (48.5)      (0.1)
                                       ---------  ---------   ---------   -------   -------   ---------
                                       $    76.4    $12.3       $(8.4)    $(13.9 )  $  66.4    $  (3.5)
                                       =========  =========   =========   =======   =======   =========
1995
    Revenues.........................  $   398.6    $19.2       $31.6     $ --      $ 449.4    $ 230.7
    Production costs:
        Production and operating
          costs......................     (130.6)    (7.1)      (17.7)      (0.4 )   (155.8)     (69.7)
        Taxes (other than income)....      (16.5)    (0.3)      --          --        (16.8)     (10.0)
    Cost of crude oil purchased......       (6.5)   --          --          --         (6.5)     --
    Exploration, including dry hole
      costs..........................      (13.6)    (1.2)       (3.1)      (5.5 )    (23.4)     (21.0)
    Depletion, depreciation,
      amortization and impairments...     (143.3)    (7.0)      (10.0)      (0.5 )   (160.8)    (129.7)
    Gain (loss) on disposal of
      properties.....................       (0.2)   --          --          (0.1 )     (0.3)      (0.3)
                                       ---------  ---------   ---------   -------   -------   ---------
                                            87.9      3.6         0.8       (6.5 )     85.8      --
    Income taxes.....................      (34.8)    (1.1)       (1.2)      --        (37.1)      (2.0)
                                       ---------  ---------   ---------   -------   -------   ---------
                                       $    53.1    $ 2.5       $(0.4)    $ (6.5 )  $  48.7    $  (2.0)
                                       =========  =========   =========   =======   =======   =========

     Income taxes are computed by applying the appropriate statutory rate to the results of operations before income taxes. Applicable tax credits and allowances related to oil and gas producing activities have been taken into account in computing income tax expenses. No deduction has been made for indirect cost such as corporate overhead or interest expense.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 1998.

                                          SANTA FE ENERGY RESOURCES, INC.
                                                       (Registrant)

Date: March 10, 1998                           /s/JANET F. CLARK
                                        JANET F. CLARK, VICE PRESIDENT,
                                     CHIEF FINANCIAL OFFICER AND TREASURER
                                      (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                   OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         SIGNATURE AND TITLE
-------------------------------------
      JAMES L. PAYNE, Chairman
      of the Board, President,
Chief Executive Officer and Director
    (PRINCIPAL EXECUTIVE OFFICER)

   JANET F. CLARK, Vice President,
Chief Financial Officer and Treasurer
 (PRINCIPAL FINANCIAL AND ACCOUNTING
              OFFICER)

              DIRECTORS
-------------------------------------
         William E. Greehey                    /s/JANET F. CLARK
           Melvyn N. Klein              JANET F. CLARK, VICE PRESIDENT,
          Allan V. Martini           CHIEF FINANCIAL OFFICER AND TREASURER
         Reuben F. Richards                    ATTORNEY IN FACT
         Kathryn D. Wriston

Date: March 10, 1998

                        SANTA FE ENERGY RESOURCES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN MILLIONS)
----------------------------------------------------------------------
----------------------------------------------------------------------
                                         1997       1996       1995
----------------------------------------------------------------------
Accounts receivable:
  Balance at beginning of period.....  $     2.5  $     2.0  $     3.1
     Charge (credit) to income.......        0.5        0.5     --
     Net amounts written off.........       (0.3)    --           (1.1)
                                       ---------  ---------  ---------
  Balance at the end of period.......  $     2.7  $     2.5  $     2.0
                                       =========  =========  =========

                               INDEX OF EXHIBITS

         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           3(a)      --   Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the
                          Form S-2 Registration Statement of Santa Fe Energy Resources, Inc. ("SFER, Inc.")
                          Commission File No. 33-32831).
          *3(b)      --   Bylaws, as amended February 23, 1998.
           4(b)      --   Rights Agreement dated as of March 3, 1997, between SFER, Inc. and First Chicago Trust
                          Company of New York, as Rights Agent (incorporated by reference to Exhibit 1 to SFER,
                          Inc.'s Form 8-A filed February 28, 1997).
           4(c)      --   Form of Amended Certificate of Designation of Series A Junior Participating Preferred
                          Stock of SFER, Inc. (incorporated by reference to Exhibit 1 to SFER, Inc.'s Form 8-A filed
                          February 28, 1997).
           4(f)      --   Form of Indenture dated as of May 25, 1994 and Form of Debenture relating to SFER, Inc.'s
                          11% Senior Subordinated Debentures due 2004 (incorporated by reference to Exhibit 4.1 of the Form S-3 Registration Statement of SFER, Inc. Commission File No. 33-52849).
           4(g)      --   First Supplemental Indenture, dated as of October 21, 1996, Between SFER, Inc. and State
                          Street Bank and Trust Company, as Trustee, relating to SFER, Inc.'s 11% Senior
                          Subordinated Debentures due 2004 (incorporated by reference to Exhibit 10.1 to SFER,
                          Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
          10(a)      --   Agreement for the Allocation of the Consolidated Federal Income Tax Liability Among the
                          Members of the Santa Fe Pacific Corporation Affiliated Group, as amended, dated December
                          23, 1983 (incorporated by reference to Exhibit 10.8 of the Form S-2 Registrations
                          Statement of SFER, Inc., Commission File No. 33-32831).
          10(b)      --   SFER, Inc. Incentive Compensation Plan, as amended (incorporated by reference to Exhibit
                          10(b) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).
          10(c)      --   SFER, Inc. 1990 Incentive Stock Compensation Plan, Third Amendment and Restatement
                          (incorporated by reference to Exhibit 10(a) to SFER, Inc.'s Quarterly Report on Form 10-Q
                          for the quarter ended March 31, 1996).
          10(d)      --   Examples of Employment Agreements entered into with executive officers of SFER, Inc.
                          (incorporated by reference to Exhibit 10(d) to SFER, Inc.'s Annual Report on Form 10-K for
                          the year ended December 31, 1996).
          10(e)      --   Example of Indemnification Agreements with SFER, Inc.'s directors and officers
                          (incorporated by reference to Exhibit 10(b) to SFER, Inc.'s Annual Report on Form 10-K for
                          the year ended December 31, 1995).
          10(f)      --   Spin Off Tax Indemnification Agreement between SFER, Inc. and Santa Fe Pacific
                          Corporation. (incorporated by reference to Exhibit 10(f) to SFER, Inc.'s Annual Report on
                          Form 10-K for the year ended December 31, 1996).
          10(g)      --   Agreement Concerning Taxes among SFER, Inc., certain subsidiaries of SFER, Inc. and Santa
                          Fe Pacific Corporation. (incorporated by reference to Exhibit 10(g) to SFER, Inc.'s Annual
                          Report on Form 10-K for the year ended December 31, 1996).
          10(h)      --   Santa Fe Energy Resources Supplemental Retirement Plan effective as of December 4, 1990.
                          (incorporated by reference to Exhibit 10(h) to SFER, Inc.'s Annual Report on Form 10-K for
                          the year ended December 31, 1996).
          10(i)      --   SFER, Inc. Deferred Compensation Plan, effective as of January 1, 1991 as amended and restated, effective February 1, 1994 (incorporated by reference to Exhibit 10(p) to SFER,
                          Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).
          10(j)      --   Gas Marketing Agreement, dated as of December 14, 1993, between SFER, Inc., Santa Fe
                          Energy Operating Partners, L.P. and Adobe Gas Pipeline Company (incorporated by reference to Exhibit 10(t) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December
                          31, 1993).


         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10(k)      --   Credit Agreement dated as of November 13, 1996 among SFER, Inc., the banks signatory thereto, and The Chase Manhattan Bank, as Administrative Agent and ABN AMRO Bank, N.V., as
                          Co-Agent. (incorporated by reference to Exhibit 10(k) to SFER, Inc.'s Annual Report on
                          Form 10-K for the year ended December 31, 1996).
          10(m)     --    Agreement for the Allocation of Consolidated Federal Income Tax Liability and State and
                          Local Taxes among the members of the SFER, Inc. Affiliated Group dated November 19, 1996
                          (incorporated by reference to Exhibit 10.2 to Monterey Resources, Inc.'s [Commission File
                          No. 1-12311] Annual Report on Form 10-K for the year ended December 31, 1996).
          10(n)      --   Agreement Concerning Taxes and Tax Indemnifications upon Spin Off, dated November 19,
                          1996, between Monterey Resources, Inc. and SFER, Inc. (incorporated by reference to
                          Exhibit 10.3 to Monterey Resources, Inc.'s [Commission File No. 1-12311] Annual Report on
                          Form 10-K for the year ended December 31, 1996).
          10(p)      --   Agreement Regarding Shelf Registration Statement dated March 24, 1995 between SFER, Inc.
                          and HC Associates, GKH Partners, L.P., GKH Investments, L.P., Ernest H. Cockrell Texas
                          Testamentary Trust and Carol Cockrell Jennings Texas Testamentary Trust (incorporated by reference to Exhibit 10(o) to SFER, Inc.'s Annual Report on Form 10-K for the year ended
                          December 31, 1995).
          10(q)      --   Conveyance and Contribution Agreement dated as of November 1, 1996, between Monterey
                          Resources, Inc and SFER, Inc. (incorporated by reference to Monterey Resources, Inc.'s
                          [Commission File No. 1-12311] Annual Report on Form 10-K for the year ended December 31,
                          1996).
         *21              Subsidiaries of the registrant.
         *23(a)           Consent of Independent Accountants.
         *23(b)      --   Consent of Ryder Scott Company.
         *24              Powers of Attorney.
         *27              Financial Data Schedule

------------

* Filed herewith