Form 10-Q
period 1998-03-31
SANTA FE ENERGY RESOURCES INC
filed 1998-05-15
CIK 86772

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

INDICATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

               CLASS                            OUTSTANDING AS OF APRIL 30, 1998
    COMMON STOCK, $.01 PAR VALUE                          102,806,779

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

  PART I   FINANCIAL INFORMATION (UNAUDITED)

           Item 1. Consolidated Financial Statements

                Consolidated Statement of Operations for the Three Months
                   ended March 31, 1998 and 1997                               3

                Consolidated Balance Sheet at March 31, 1998 and
                   December 31, 1997                                           4

                Consolidated Statement of Cash Flows for the Three Months
                   ended March 31, 1998 and 1997                               5

                Notes to Consolidated Financial Statements                     6

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       9


  PART II  OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K                           15

  SIGNATURE                                                                   16

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                 1998    1997(1)
                                                              -------   -------
Revenues:
    Sales of crude oil and liquids produced ................  $  39.8   $ 127.3
    Sales of natural gas produced ..........................     28.8      36.7
    Sales of crude oil purchased ...........................     --         9.6
    Other ..................................................      0.2       0.3
                                                              -------   -------
         Total revenues ....................................     68.8     173.9
                                                              -------   -------

Costs and expenses:
    Production and operating ...............................     25.3      52.2
    Cost of crude oil purchased ............................     --        10.7
    Exploration, including dry hole costs ..................     12.2       9.3
    Depletion, depreciation and amortization ...............     28.1      33.6
    General and administrative .............................      4.4       7.1
    Taxes (other than income) ..............................      4.1       7.5
    Loss (gain) on disposition of assets ...................     --        (2.3)
                                                              -------   -------
         Total costs and expenses ..........................     74.1     118.1
                                                              -------   -------

Income (loss) from operations ..............................     (5.3)     55.8

    Interest income ........................................      2.2       0.9
    Interest expense .......................................     (3.8)     (7.7)
    Interest capitalized ...................................      1.7       1.6
    Other income (expense) .................................     --        (0.1)
                                                              -------   -------

Income (loss) before income taxes and minority
  interest .................................................     (5.2)     50.5
       Current income taxes ................................      2.6      (4.5)
       Deferred income taxes ...............................      2.3     (15.4)
                                                              -------   -------

Income (loss) before minority interest .....................     (0.3)     30.6
    Minority interest in Monterey Resources, Inc. ..........     --        (2.7)
                                                              -------   -------

Net income (loss) ..........................................     (0.3)     27.9

    Preferred dividend requirement .........................     --        (2.4)
                                                              -------   -------

Earnings (loss) attributable to common shares ..............  $  (0.3)  $  25.5
                                                              =======   =======

Earnings (loss) attributable to common shares per share
    Basic ..................................................  $  --     $  0.28
                                                              =======   =======
    Diluted ................................................  $  --     $  0.27
                                                              =======   =======

Weighted average number of shares outstanding
    Basic ..................................................    102.7      91.2
                                                              =======   =======
    Diluted ................................................    105.7     103.0
                                                              =======   =======

       (1)Includes results of Monterey Resources, Inc.

       See accompanying notes.

                         SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                         (IN MILLIONS, EXCEPT AS NOTED)

                                                                            March 31, December 31,
                                                                             1998       1997
                                                                          ----------- ------------
                                                                          (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents ...........................................  $    3.7   $    5.6
    Accounts receivable .................................................      72.9       70.9
    Inventories .........................................................      17.5       14.5
    Other current assets ................................................      25.6       21.8
                                                                           --------   --------
                                                                              119.7      112.8
                                                                           --------   --------

Properties and equipment, at cost:
    Oil and gas (successful efforts method of accounting) ...............   1,736.8    1,682.4
    Other ...............................................................      16.9       16.8
                                                                           --------   --------
                                                                            1,753.7    1,699.2
    Accumulated depletion, depreciation, amortization and impairment ....  (1,077.0)  (1,049.5)
                                                                           --------   --------
                                                                              676.7      649.7
                                                                           --------   --------

Other assets ............................................................      18.7       26.4
                                                                           ========   ========
                                                                           $  815.1   $  788.9
                                                                           ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................................  $   84.4   $  106.7
    Income taxes payable ................................................       4.4        6.5
    Interest payable ....................................................       4.4        1.4
    Other current liabilities ...........................................      14.2       19.4
                                                                           --------   --------
                                                                              107.4      134.0
                                                                           --------   --------

Long-term debt ..........................................................     178.8      121.7
Deferred revenues .......................................................       5.0        3.7
Other long-term obligations .............................................      37.0       36.3
Deferred income taxes ...................................................      36.2       38.5
Commitments and contingencies (See Note 4) ..............................      --         --
Shareholders' equity:
    Preferred stock, $0.01 par value, 38.1 million shares authorized,
      none issued .......................................................      --         --
    Common stock, $0.01 par value, 200.0 million shares authorized,
      103.0 million shares issued and outstanding (103.0 million in 1997)       1.0        1.0
    Paid-in capital .....................................................     728.2      728.2
    Accumulated deficit .................................................    (273.5)    (273.2)
    Treasury stock, at cost, 0.2 million shares (0.1 million in 1997) ...      (2.0)      (0.6)
    Unamortized restricted stock awards .................................      (3.0)      (0.7)
                                                                           --------   --------
                                                                              450.7      454.7
                                                                           --------   --------
                                                                           $  815.1   $  788.9
                                                                           ========   ========

      See accompanying notes.

                         SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                              Three Months Ended
                                                                    March 31,
                                                               ---------------
                                                                 1998   1997 (1)
                                                               -------  --------

Operating activities:
     Net income (loss) ........................................ $ (0.3)  $ 27.9
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
        Depletion, depreciation and amortization ..............   28.1     33.6
        Deferred income taxes .................................   (2.3)    15.4
        Loss (gain) on disposition of assets ..................   --       (2.3)
        Exploratory dry hole costs ............................    3.6      5.1
        Minority interest in Monterey Resources, Inc. .........   --        2.7
        Other .................................................    0.9      1.0
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable ............   (2.0)    (7.3)
        Decrease (increase) in inventories ....................   (3.0)     0.2
        Increase (decrease) in accounts payable ...............  (12.3)     6.3
        Increase (decrease) in interest payable ...............    3.0     (1.9)
        Increase (decrease) in income taxes payable ...........   (2.1)     3.9
        Net change in other assets and liabilities ............    0.9     38.7
                                                                ------   ------
Net cash provided by operating activities .....................   14.5    123.3
                                                                ------   ------

Investing activities:
     Capital expenditures, including exploratory dry hole costs  (58.7)   (60.1)
     Acquisition of producing properties ......................  (11.8)   (31.5)
     Net proceeds from disposition of assets ..................    1.5      2.6
                                                                ------   ------
Net cash used in investing activities .........................  (69.0)   (89.0)
                                                                ------   ------

Financing activities:
     Net change in long-term lines of credit ..................   57.1     (4.0)
     Issuance of Santa Fe Energy Resources, Inc. common stock .   --        1.1
     Treasury stock reissued ..................................    0.4     --
     Treasury stock purchased .................................   (4.9)    --
     Cash dividends paid ......................................   --       (2.4)
                                                                ------   ------
Net cash provided (used) by financing activities ..............   52.6     (5.3)
                                                                ------   ------

Net increase (decrease) in cash ...............................   (1.9)    29.0
Cash and cash equivalents at beginning of period ..............    5.6     14.6
                                                                ======   ======
Cash and cash equivalents at end of period .................... $  3.7   $ 43.6
                                                                ======   ======

Supplemental disclosure of cash flow information:
     Interest paid ............................................ $  0.7   $  9.4
     Income taxes paid ........................................ $  1.8   $  0.8


     (1)Includes results of Monterey Resources, Inc.

     See accompanying notes.

                         SANTA FE ENERGY RESOURCES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

        The consolidated financial statements for the three months ended March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 1998.

        On July 25, 1997 the Company distributed pro rata to its common shareholders all of the 82.8% of Monterey Resources, Inc. ("Monterey") common stock that it owned by means of a tax-free distribution (the "Spin Off"). Consequently, the financial results of Monterey are included for the entire period ended March 31, 1997 and excluded for the entire period ended March 31, 1998. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a comparison of financial results excluding Monterey.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Both Statements are effective for fiscal years beginning after December 15, 1997. Neither Statement affects the Company's reported consolidated net income. Currently the Company has no comprehensive income other than net income.

        In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). The Statement is effective for fiscal years beginning after December 15, 1997. The Statement has no effect on the Company's reported consolidated net income.

NOTE 2. EARNINGS PER SHARE

        The following table sets forth the components of the Company's basic and diluted earnings per share calculations based on the computation requirements of SFAS 128.

                                                                     For the Three Months Ended March 31,
                                                                  1998                                   1997
                                                 --------------------------------------  ----------------------------------------
                                                                              Per-Share                             Per-Share
                                                   Income        Shares        Amount       Income      Shares       Amount
                                                 ------------ -------------- ----------  ------------ ------------ --------------
                                                                      (in millions, except per share amounts)
Net Income (loss) ................................  $(0.3)                               $    27.9
Less: Preferred dividends ........................     --                                     (2.4)
                                                 ---------                               ---------

Basic Earnings (loss) Per Share
Earnings (loss) attributable to common shares ....   (0.3)      102.7         $  --           25.5         91.2        $  0.28
                                                 =========                   =======     =========                 ===========
Effects of Dilutive Securities
Contingently issuable shares .....................    --          3.0                          --          11.8
Preferred dividends ..............................    --           --                          2.4                     --
                                                 ------------ --------------             ---------    ---------
Diluted Earnings Per Share
Earnings available to common shareholders
  and assumed conversions ........................  $(0.3)      105.7         $  --      $    27.9        103.0        $  0.27
                                                 =========    =======        ==========  =========    =========    ===========

        The Company had 2.6 million and 0.8 million common shares which would be issued upon the exercise of stock options which although dilutive in nature, did not change earnings per share in the three months ended March 31, 1998 and 1997, respectively. There were 1.4 million and 1.3 million stock options outstanding in the three months ended March 31, 1998 and 1997, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. In addition, there were 0.4 million and 0.2 million common shares which would be issued upon vesting of Phantom Units in the three months ended March 31, 1998 and 1997, respectively, which although dilutive in nature did not change earnings per share. In the three months ended March 31, 1997, the Company had 10.8 million common shares issuable upon the conversion of convertible preferred stock which had a dilutive effect on earnings per share.

NOTE 3.  TREASURY STOCK

        The Company's Board of Directors has authorized the Company to buy back up to $50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. During the three months ended March 31, 1998, the Company purchased 0.5 million common shares for approximately $4.9 million.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

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

        Crude oil sales hedges resulted in an increase in revenues of $0.2 million during the first quarter of 1998, compared to $0.3 million during the first quarter of 1997. The Company had no open natural gas sales hedges during the three months ended March 31, 1998 or 1997.

        In March 1998, the Company entered into agreements which hedge an average of approximately 7,300 barrels per day for the period April to September 1998. The instruments used have a floor of $16.00 per barrel and ceilings ranging from $17.75 to $18.00 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, the Company will be required to pay an amount based on the difference. Based on the April 1998 settlement price of the applicable NYMEX futures contract, the Company would recognize a $0.7 million gain with respect to such hedges at April 30, 1998. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of future markets.

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

        There are other claims and actions, including certain environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        As described in Note 1 of the Notes to the Consolidated Financial Statements, the Company completed the Spin Off of Monterey on July 25, 1997. As a result of this transaction, management believes the 1997 consolidated results are not representative of the Company's on-going operations. Consequently, in order to provide more relevant information, the following discussions focus on the results of the Company, excluding Monterey.

Results of Operations

        The following unaudited financial and operating schedules for the three months ended March 31, 1997 were derived from the historical financial statements of the Company and set forth the results of the Company, excluding Monterey Resources, Inc. Income taxes for this period were computed on a separate company basis as if the Company had filed returns excluding Monterey and its predecessor operations.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ------------------
                                                            1998      1997
                                                         --------  --------
                                                        (in millions, except
                                                           per share data)
Revenues:
    Sales of crude oil and liquids ..................... $   39.8  $   52.7
    Sales of natural gas ...............................     28.8      36.3
    Other ..............................................      0.2       0.1
                                                         --------  --------
         Total revenues ................................     68.8      89.1
                                                         --------  --------

Costs and expenses:
    Production and operating ...........................     25.3      21.1
    Exploration, including dry hole costs ..............     12.2       9.0
    Depletion, depreciation and amortization ...........     28.1      24.3
    General and administrative .........................      4.4       4.4
    Taxes (other than income) ..........................      4.1       4.9
    Loss (gain) on disposition of assets ...............     --        (2.3)
                                                         --------  --------
         Total costs and expenses ......................     74.1      61.4
                                                         --------  --------

Income (loss) from operations ..........................     (5.3)     27.7
    Interest income ....................................      2.2       0.4
    Interest expense ...................................     (3.8)     (3.0)
    Interest capitalized ...............................      1.7       1.3
    Other income (expense) .............................     --        (0.1)
                                                         --------  --------
Income (loss) before income taxes ......................     (5.2)     26.3
       Current income taxes ............................      2.6       4.0
       Deferred income taxes ...........................      2.3     (13.3)
                                                         --------  --------
Net income (loss) ......................................     (0.3)     17.0
    Preferred dividend requirement .....................     --        (2.4)
                                                         --------  --------
Earnings (loss) attributable to common shares .......... $   (0.3) $   14.6
                                                         ========  ========
Basic and diluted earnings (loss) attributable to
    common shares per share ............................ $   --    $   0.16
                                                         ========  ========
Weighted average number of shares outstanding

    Basic ..............................................    102.7      91.2
                                                         ========  ========
    Diluted ............................................    105.7     103.0
                                                         ========  ========

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ----------------------
                                                            1998           1997
                                                          -------        -------
PRODUCTION
    Crude oil and liquids (MBbls/day)
       Domestic .....................................        21.4           20.6
       Argentina ....................................         5.6            4.5
       Indonesia ....................................         6.9            3.8
       Gabon ........................................         1.0           --
                                                          -------        -------
       Total ........................................        34.9           28.9
    Natural Gas (MMcf/day)
       Domestic .....................................       151.4          148.5
       Argentina ....................................        25.3           18.8
       Indonesia ....................................         0.3            0.4
                                                          -------        -------
       Total ........................................       177.0          167.7
AVERAGE PRICES
    Crude oil and liquids ($/Bbl)
       Actual (unhedged) ............................     $ 12.83        $ 20.50
       Realized (hedged) ............................       12.92          20.64

    Natural gas ($/Mcf) .............................     $  1.92        $  2.53

COSTS AND EXPENSES (IN DOLLARS PER BOE)
    Production and operating (a) ....................     $  4.36        $  4.11
    Exploration, including dry hole costs ...........        2.10           1.76
    Depletion, depreciation and amortization ........        4.85           4.76
    General and administrative ......................        0.77           0.86
    Taxes, other than income (b) ....................        0.72           0.96
    Interest expense, net (c) .......................        0.32(d)        0.24

-----------

a)  Excludes related production, severance and ad valorem taxes.

b)  Includes related production, severance and ad valorem taxes.

c)  Reflects interest expense less amounts capitalized and interest income.

d) Excludes effect of $1.9 million ($0.34 per BOE) of interest income on an anticipated income tax refund.

GENERAL

        As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. For the twelve months ended March 31, 1998 the actual average crude oil and liquids sales price (unhedged) received by the Company ranged from a high of $17.15 per barrel in the fourth quarter of 1997 to a low of $12.83 per barrel in the first quarter of 1998. The Company's average crude oil and liquids sales price (unhedged) received in April 1998 was $12.61 per barrel. Based on operating results for the first quarter of 1998, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales price would result in a corresponding $7.4 million change in net income and an $8.8 million change in cash flow from operating activities. The price of domestic natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. With regard to the Company's Argentina operations, the Company sells its natural gas production under long-term contracts at prices ranging from $1.15 to $1.35 per MMbtu. The actual average sales price received by the Company for the twelve months ended March 31, 1998 for its natural gas ranged from a high of $2.54 per Mcf in the fourth quarter of 1997 to a low of $1.91 per Mcf in the second quarter of 1997. Based on operating results for the first quarter of 1998, the Company estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $3.8 million change in net income and a $4.7 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's oil hedging program, its debt levels and related interest expense or the level of capital expenditures, that might result from a change in crude oil and natural gas prices.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

        The Company reported a loss to common shares for the three months ended March 31, 1998 of $0.3 million, or break-even results per share, compared with earnings to common shares of $14.6 million, or $0.16 per share, for the same period in 1997 on a pro forma basis excluding Monterey.

        OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations totalled $68.8 million for the three months ended March 31, 1998 compared with $89.1 million for the same period in 1997, principally due to lower realized prices, partially offset by increased production. The Company's crude oil and liquids production increased by 21% in the first quarter of 1998 to 34.9 MBbls per day from 28.9 MBbls per day for the same period in 1997. The increase in oil production was driven primarily by new production from the N. Geragai, Makmur and Mudi fields in Indonesia and the Tchatamba field in Gabon. Natural gas production increased by 6% in the first quarter of 1998 to 177.0 MMcf per day compared with 167.7 MMcf per day for the same period in 1997. New wells in the Permian Basin and in the Gulf of Mexico more than offset normal production declines and the loss of production from property sales in the Gulf. The Company's realized crude oil prices for the three months ended March 31, 1998 averaged $12.92 per barrel, including a $0.09 per barrel hedging benefit, compared with the average realized oil price of $20.64 per barrel, net of a $0.14 per barrel hedging benefit, for the same period in 1997. Realized natural gas prices for the three months ended March 31, 1998 averaged $1.92 per Mcf, compared with an average of $2.53 per Mcf for the same period in 1997.

        COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization expense increased $4.2 million and $3.8 million, respectively, for the three months ended March 31, 1998 compared with the same period in 1997, primarily due to increased crude oil and natural gas production, as noted above. Production and operating costs per unit of production increased to $4.36 per BOE in the three months ended March 31, 1998 compared with $4.11 for the same period in 1997, primarily due to workover costs and lower production in the Gulf of Mexico. Exploration expense for the three months ended March 31, 1998 increased to $12.2 million from $9.0 million for the same period in 1997, primarily due to increased drilling activity and seismic costs. General and administrative expense decreased by $0.09 on a unit of production basis to $0.77 per BOE in the first quarter 1998 due to increased production and the Company's ability to maintain general and administrative costs at a constant level. Taxes other than income decreased approximately 16% to $4.1 million for the three months ended March 31, 1998, primarily due to lower ad valorem and production and severance taxes.

        Interest income for the three months ended March 31, 1998 included a $1.9 million benefit related to an anticipated income tax refund. Interest expense for the first quarter of 1998 increased by $0.8 million compared with the same period in 1997, reflecting the Company's increase in borrowings between the comparative periods. Income taxes for the three months ended March 31, 1998 included a $2.4 million benefit related to the previously discussed income tax refund. The decrease in the Company's preferred dividend requirement in the first quarter of 1998 is due to the May 1997 purchase and conversion of all of the Company's outstanding preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

        CAPITAL EXPENDITURES. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties. The Company spent $70.5 million for capital expenditures in the three months ended March 31, 1998, including $11.8 million for acquisitions, and expects to spend approximately $277.0 million in 1998. In addition to the expected capital expenditures, the Board of Directors has authorized the Company to buy back up to $50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans, and at March 31, 1998 the Company had spent $5.4 million to purchase 0.6 million shares of its common stock. Because the actual amounts expended in the future for capital expenditures and to purchase stock will be influenced by numerous factors, including many beyond the Company's control, no assurances can be given as to the amount that will actually be expended during the year.

        CAPITAL RESOURCES. The Company's capital resources for the three months ended March 31, 1998 consisted of cash flow from operating activities of $14.5 million, proceeds from property sales of $1.5 million and $57.1 million in borrowings under its bank credit facilities. Effective November 13, 1996, the Company entered into a revolving credit agreement (the "Credit Agreement") which matures November 13, 2001. The agreement permits the Company to obtain revolving credit loans and issue letters of credit with the maximum aggregate amounts outstanding limited to $150 million and $30 million, respectively. The Company is currently in the process of negotiating an increase in the maximum aggregate borrowing amount to $275 million, which will mature on May 15, 2003. Borrowings under the agreement are unsecured and interest rates are tied to the agent bank's prime rate or eurodollar offering rate, at the Company's option. At March 31, 1998, the Company had $70.0 million in borrowings outstanding under the Credit Agreement, which was classified as long-term debt on the balance sheet. The Company had one letter of credit outstanding under the Credit Agreement at March 31, 1998 for $1.7 million and one letter of credit outside the Credit Agreement for $1.8 million.

        The Credit Agreement and the indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at March 31, 1998 the Company could incur up to $414.2 million of additional indebtedness and pay dividends of or repurchase up to $45.8 million of its capital stock.

        In addition to the Credit Agreement the Company also has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. As of March 31, 1998, $25.0 million is available to the Company from these facilities under the Credit Agreement. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Agreement. At March 31, 1998, the Company had $9.3 million of borrowings outstanding under these facilities, which was classified as long-term debt on the balance sheet.

        The Company has historically funded its operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. The Company believes that cash flow from operations, the borrowing availability under the Credit Agreement and from other capital markets will be sufficient to meet its anticipated capital requirements for 1998.

        INDONESIA. In the last quarter of 1997 and early 1998 many Asian countries experienced significant devaluation in their currencies, which have resulted in disruptions and uncertainties in financial markets. During the same period world commodity prices have fallen, including the price of crude oil, in part due to uncertainties about the strength of some Asian economies. The Company's Asian producing operations are located in Indonesia which has suffered substantial devaluation of its currency and some civil unrest.

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

        The Company sells its Indonesian production for U.S. dollars generally outside of Indonesia. The Company currently sells its production from the Jabung Block to the Indonesian state oil agency for U.S. dollars. For the three months ended March 31, 1998, the Jabung Block produced 1.8 MBbls per day net to the Company. The Company is currently in the process of applying for a license to export crude oil from these fields.

        The Company's Indonesian operations generated $0.5 million of income from operations and $7.4 million in cash flow from operating activities for the three months ended March 31, 1998. While the financial uncertainties in Asia and civil unrest in Indonesia. have not had a significant effect on the Company's operations in Indonesia to date, the Company cannot predict with any certainty the future effects of these disruptions, if any, on its income from Indonesian operations and future development activity in Indonesia.

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

CONSOLIDATED RESULTS, INCLUDING MONTEREY

        On a consolidated basis the Company reported total revenues of $68.8 million, total costs and expenses of $74.1 million and a loss to common shares of $0.3 million or break-even results per share for the three months ended March 31, 1998 compared with total revenues of $173.9 million, total costs and expenses of $118.1 million and earnings to common shares of $25.5 for the same period in 1997. Such 1997 results reflect the consolidation of Monterey Resources for the entire period.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

        OIL AND GAS REVENUES. Total revenues from crude oil and natural gas produced decreased to $68.6 million in the three months ended March 31, 1998 from $164.0 million for the same period in 1997. The decrease is due to the contribution of Monterey for the full period in 1997 combined with lower realized prices in the first quarter of 1998. Crude oil prices realized for the three months ended March 31, 1998 averaged $12.92 per barrel, including a $0.09 per barrel hedging benefit, compared with the same period in 1997 when the average realized oil price was $18.06 per barrel, net of a $0.05 per barrel hedging benefit. Natural gas prices realized for the three months ended March 31, 1998 averaged $1.92 per Mcf, compared with an average of $2.51 per Mcf in the 1997 period.

        COSTS AND EXPENSES. Total costs and expenses decreased to $74.1 million in 1998 from $118.1 million in 1997. The decrease is primarily due to the Spin Off of Monterey as discussed above.

        Interest income for the three months ended March 31, 1998 included a $1.9 million benefit related to an anticipated income tax refund. Interest expense for the first quarter of 1998 decreased by $3.9 million compared with the same period in 1997, due to the elimination of Monterey's debt for which interest expense was included for the entire 1997 period. Income taxes for the three months ended March 31, 1998 included a $2.4 million benefit related to the previously discussed income tax refund. The decrease in the Company's preferred dividend requirement in the first quarter of 1998 is due to the 1997 purchase and conversion of all of the Company's outstanding preferred stock.

FORWARD-LOOKING STATEMENTS

        In its discussion and analysis of financial condition and results of operations and elsewhere herein, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipates," "expects," "believes," "seeks," "goals," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration and development risks, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political and litigation risks, and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits
          None

  (b)   Reports on Form 8-K
          Date                 Item

                                    SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1998.

                                         SANTA FE ENERGY RESOURCES, INC.
                                                   (Registrant)

Date:  MAY 14, 1998                      /s/ JANET F. CLARK
     ------------------------            ----------------------------------
                                         Janet F. Clark, Senior Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and Duly
                                         Authorized Officer)