Form 10-Q
period 1998-06-30
SANTA FE ENERGY RESOURCES INC
filed 1998-08-14
CIK 86772

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1998

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


INDICATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                  CLASS                  OUTSTANDING AS OF JULY 31, 1998
      COMMON STOCK, $.01 PAR VALUE               102,670,659

==============================================================================

                                TABLE OF CONTENTS


                                                                       PAGE
  PART I     FINANCIAL INFORMATION (UNAUDITED)
             Item 1.     Consolidated Financial Statements

             Consolidated Statement of Operations for the
                Three and Six Months ended June 30, 1998 and 1997       3

                 Consolidated Balance Sheet at June 30, 1998 and
                   December 31, 1997                                    4

             Consolidated Statement of Cash Flows for the
                Three and Six Months ended June 30, 1998 and 1997       5

                 Notes to Consolidated Financial Statements             6

             Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations          10


  PART II    OTHER INFORMATION

             Item 4.     Submission of Matters to a Vote of
                          Security Holders                             17

             Item 6.     Exhibits and Reports on Form 8-K              17

  SIGNATURE                                                            18

                        SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                      JUNE 30,                       JUNE 30,
                                                                              ---------------------------  -------------------------
                                                                                1998            1997(1)        1998          1997(1)
                                                                              --------       --------        -------        --------
Revenues:
    Sales of crude oil and liquids produced ..........................        $  45.7        $ 109.1         $  85.5        $ 236.4
    Sales of natural gas produced ....................................           31.9           30.5            60.7           67.2
    Sales of crude oil purchased .....................................           --             10.3            --             19.9
    Other ............................................................            0.2           (0.1)            0.4            0.2
                                                                              -------        -------         -------        -------
       Total revenues ................................................           77.8          149.8           146.6          323.7
                                                                              -------        -------         -------        -------

Costs and expenses:
    Production and operating .........................................           26.2           49.4            51.5          101.6
    Cost of crude oil purchased ......................................           --             10.7            --             21.4
    Exploration, including dry hole costs ............................            7.3           10.1            19.5           19.4
    Depletion, depreciation and amortization .........................           33.4           35.5            61.5           69.1
    General and administrative .......................................            4.6           10.1             9.0           17.2
    Taxes (other than income) ........................................            4.3            6.6             8.4           14.1
    Loss (gain) on disposition of assets .............................            1.2            0.2             1.2           (2.1)
                                                                              -------        -------         -------        -------
       Total costs and expenses ......................................           77.0          122.6           151.1          240.7
                                                                              -------        -------         -------        -------

Income (loss) from operations ........................................            0.8           27.2            (4.5)          83.0

    Interest income ..................................................            1.0            0.9             3.2            1.8
    Interest expense .................................................           (5.3)          (7.8)           (9.1)         (15.5)
    Interest capitalized .............................................            1.9            1.9             3.6            3.5
    Other income (expense) ...........................................           (0.1)          (0.2)           (0.1)          (0.3)
                                                                              -------        -------         -------        -------

Income (loss) before income taxes and minority interest ..............           (1.7)          22.0            (6.9)          72.5
      Current income taxes ...........................................            2.8           (0.6)            5.4           (5.1)
      Deferred income taxes ..........................................           (0.7)          (7.3)            1.6          (22.7)
                                                                              -------        -------         -------        -------

Income before minority interest ......................................            0.4           14.1             0.1           44.7
    Minority interest in Monterey Resources, Inc. ....................           --             (1.6)           --             (4.3)
                                                                              -------        -------         -------        -------

Net income ...........................................................            0.4           12.5             0.1           40.4

    Preferred dividend requirement ...................................           --             (1.2)           --             (3.6)
    Convertible preferred premium ....................................           --             (8.5)           --             (8.5)
                                                                              -------        -------         -------        -------

Earnings attributable to common shares ...............................        $   0.4        $   2.8         $   0.1        $  28.3
                                                                              =======        =======         =======        =======

Basic and diluted earnings attributable to
    common shares per share ..........................................        $  --          $  0.03         $  --          $  0.30
                                                                              =======        =======         =======        =======

Weighted average number of shares outstanding
    Basic ............................................................          102.9           97.0           102.8           94.1
                                                                              =======        =======         =======        =======
    Diluted ..........................................................          105.6           98.1           105.6           95.1
                                                                              =======        =======         =======        =======

      (1)Includes results of Monterey Resources, Inc.

      See accompanying notes.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                         (IN MILLIONS, EXCEPT AS NOTED)

                                                                            JUNE 30,  DECEMBER 31,
                                                                              1998        1997
                                                                           ----------  ---------
                                                                          (UNAUDITED)
                                               ASSETS
Current assets:
    Cash and cash equivalents ..........................................   $   13.8    $    5.6
    Accounts receivable ................................................       69.2        70.9
    Inventories ........................................................       20.2        14.5
    Other current assets ...............................................       27.9        21.8
                                                                           --------    --------
                                                                              131.1       112.8
                                                                           --------    --------

Properties and equipment, at cost:
    Oil and gas (successful efforts method of accounting) ..............    1,856.3     1,682.4
    Other ..............................................................       17.5        16.8
                                                                           --------    --------
                                                                            1,873.8     1,699.2
    Accumulated depletion, depreciation, amortization and impairment ...   (1,099.9)   (1,049.5)
                                                                           --------    --------
                                                                              773.9       649.7
                                                                           --------    --------

Other assets ...........................................................       13.2        26.4
                                                                           --------    --------
                                                                           $  918.2    $  788.9
                                                                           ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...................................................   $   83.3    $  106.7
    Income taxes payable ...............................................        0.1         6.5
    Interest payable ...................................................        2.4         1.4
    Other current liabilities ..........................................       15.5        19.4
                                                                           --------    --------
                                                                              101.3       134.0
                                                                           --------    --------

Long-term debt .........................................................      287.6       121.7
Deferred revenues ......................................................        3.7         3.7
Other long-term obligations ............................................       36.6        36.3
Deferred income taxes ..................................................       37.3        38.5
Commitments and contingencies (See Note 5) .............................       --          --
Shareholders' equity:
    Preferred stock, $0.01 par value, 38.1 million shares authorized,
     none issued .......................................................       --          --
    Common stock, $0.01 par value, 200.0 million shares authorized,
     102.9 million shares issued and outstanding (103.0 million in 1997)        1.0         1.0
    Paid-in capital ....................................................      728.2       728.2
    Accumulated deficit ................................................     (273.5)     (273.2)
    Treasury stock, at cost, 0.2 million shares (0.1 million in 1997) ..       (1.5)       (0.6)
    Unamortized restricted stock awards ................................       (2.5)       (0.7)
                                                                           --------    --------
                                                                              451.7       454.7
                                                                           --------    --------
                                                                           $  918.2    $  788.9
                                                                           ========    ========

     See accompanying notes.

                         SANTA FE ENERGY RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                             ---------------------       ---------------------
                                                                               1998          1997(1)       1998          1997(1)
                                                                             --------       ------       -------       -------
Operating activities:
    Net income ..........................................................    $    0.4      $  12.5      $    0.1      $   40.4
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depletion, depreciation and amortization .........................        33.4         35.5          61.5          69.1
       Deferred income taxes ............................................         0.7          7.3          (1.6)         22.7
       Loss (gain) on disposition of assets .............................         1.2          0.2           1.2          (2.1)
       Exploratory dry hole costs .......................................         3.6          3.2           7.2           8.3
       Minority interest in Monterey Resources, Inc. ....................          --          1.6            --           4.3
       Other ............................................................         1.0          1.4           1.9           2.4
    Changes in operating assets and liabilities: ........................                                                   --
       Decrease (increase) in accounts receivable .......................         6.6         17.0           4.6           9.7
       Decrease (increase) in inventories ...............................        (0.8)        (2.1)         (3.8)         (1.9)
       Increase (decrease) in accounts payable ..........................         2.1         (7.6)        (10.2)         (1.3)
       Increase (decrease) in interest payable ..........................        (2.0)         1.9           1.0            --
       Increase (decrease) in income taxes payable ......................        (4.3)        (8.4)         (6.4)         (4.5)
       Net change in other assets and liabilities .......................         6.7         (9.4)          7.6          29.3
                                                                             --------       ------       -------       -------
Net cash provided by operating activities ...............................        48.6         53.1          63.1         176.4
                                                                             --------       ------       -------       -------

Investing activities:
    Capital expenditures, including exploratory dry hole costs ..........       (59.4)       (57.6)       (118.1)       (117.7)
    Acquisition of producing properties .................................       (88.2)        (3.2)       (100.0)        (34.7)
    Net proceeds from disposition of assets .............................         0.3          0.3           1.8           2.9
                                                                             --------       ------       -------       -------
Net cash used in investing activities ...................................      (147.3)       (60.5)       (216.3)       (149.5)
                                                                             --------       ------       -------       -------

Financing activities:
    Net change in long-term lines of credit .............................       108.8         10.0         165.9           6.0
    Issuance of Santa Fe Energy Resources, Inc. common stock ............          --          0.5            --           1.6
    Treasury stock reissued .............................................         1.1           --           1.5            --
    Treasury stock purchased ............................................        (1.1)          --          (6.0)           --
    Cash dividends paid .................................................          --         (4.8)           --          (7.2)
                                                                             --------       ------       -------       -------
Net cash provided by financing activities ...............................       108.8          5.7         161.4           0.4
                                                                             --------       ------       -------       -------

Net increase (decrease) in cash .........................................        10.1         (1.7)          8.2          27.3
Cash and cash equivalents at beginning of period ........................         3.7         43.6           5.6          14.6
                                                                             --------       ------       -------       -------
Cash and cash equivalents at end of period ..............................    $   13.8      $  41.9      $   13.8      $   41.9
                                                                             ========       ======       =======       =======

Supplemental disclosure of cash flow information:
    Interest paid .......................................................    $    7.1      $   5.9      $    7.8      $   15.3
    Income taxes paid ...................................................    $    1.5      $   8.6      $    3.3      $    9.4



    (1)Includes results of Monterey Resources, Inc.

    See accompanying notes.

                         SANTA FE ENERGY RESOURCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

      The consolidated financial statements at June 30, 1998 and for the three and six months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 1998.

      On July 25, 1997 the Company distributed pro rata to its common shareholders all of the 82.8% of Monterey Resources, Inc. ("Monterey") common stock that it owned by means of a tax-free distribution (the "Spin Off"). Consequently, the financial results of Monterey are included for the entire period ended June 30, 1997 and excluded for the entire period ended June 30, 1998. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a comparison of financial results excluding Monterey.

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement is effective for fiscal years beginning after June 15, 1999. The Company intends to implement the provisions of the Statement beginning with the first quarter of 2000. The Company believes that its current hedging activity qualifies as a hedge of a forecasted transaction under the new Statement, and therefore adoption will not result in any change to reported net income. The Statement will, however, result in unrealized hedging gains and losses being charged to other comprehensive income after adoption.

NOTE 2. EARNINGS PER SHARE

      The following tables set forth the components of the Company's basic and diluted earnings per share calculations based on the computation requirements of SFAS 128.

                                                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                                                    1998                                 1997
                                                    -----------------------------------   ------------------------------------
                                                                               PER-SHARE                           PER-SHARE
                                                     INCOME        SHARES       AMOUNT        INCOME      SHARES     AMOUNT
                                                    --------   --------------  --------   -------------- -------- ------------
                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Income ..................................        $  0.4                                  $ 12.5
Less: Preferred dividends ...................            --                                    (9.7)
                                                     ------                                  ------

Basic and diluted Earnings Per Share
Earnings attributable to common shares ......        $  0.4          102.9      $  -         $  2.8         97.0    $   0.03
                                                     ======                     ========     ======                 ==========



      The Company had 2.3 million and 0.9 million common shares which would be issued upon the exercise of stock options which although dilutive in nature, did not change earnings per share in the three months ended June 30, 1998 and 1997, respectively. In addition, there were 0.4 million and 0.2 million common shares which would be issued upon vesting of Phantom Units in the three months ended June 30, 1998 and 1997, respectively, which although dilutive in nature did not change earnings per share. There were 2.4 million and 0.4 million stock options outstanding in the three months ended June 30, 1998 and 1997, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. In the second quarter of 1997 the Company converted all of its outstanding convertible preferred stock into common shares.

                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                              1998                                 1997
                                                 --------------------------------   ------------------------------------
                                                                               PER-SHARE                           PER-SHARE
                                                     INCOME        SHARES       AMOUNT        INCOME      SHARES     AMOUNT
                                                    --------   --------------  --------   -------------- -------- ------------
                                                                (in millions, except per share amounts)
Net Income ..................................        $  0.1                                  $ 40.4
Less: Preferred dividends ...................            --                                   (12.1)
                                                     ------                                  ------

Basic and diluted Earnings Per Share
Earnings attributable to common shares ......        $  0.1          102.8      $  -         $ 28.3         94.1    $   0.30
                                                     ======                     ========     ======                 ==========

      For the six months ended June 30, 1998 and 1997, the Company had 2.4 million and 0.9 million common shares which would be issued upon the exercise of stock options, respectively, which although dilutive in nature, did not change earnings per share. In addition, there were 0.4 million and 0.1 million common shares which would be issued upon vesting of Phantom Units in the six months ended June 30, 1998 and 1997, respectively, which although dilutive in nature did not change earnings per share. There were 2.4 million and 0.4 million stock options outstanding in the six months ended June 30, 1998 and 1997, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. In the second quarter of 1997 the Company converted all of its outstanding convertible preferred stock into common shares.

Note 3. Treasury Stock

      The Company's Board of Directors has authorized the Company to buy back up to $50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. During the three and six months ended June 30, 1998, the Company purchased 0.1 million and 0.6 million common shares for approximately $1.1 million and $6.0 million, respectively.

Note 4. Cash Flows

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash.

      The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet as of June 30, 1998, related to the acquisition of an additional interest in the Tuban Production Sharing Contract on the island of Java in Indonesia from Total S. A.

                                               TOTAL S. A.
                                               ACQUISITION
                                               -----------
                                              (IN MILLIONS)

Accounts receivable                               $ 2.9
Inventories                                         1.9
Other current assets                                3.4
Accounts payable                                    3.4
Other long-term obligations                         0.1
Deferred income taxes                               0.4

Note 5. Commitments and Contingencies

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

      Crude oil sales hedges resulted in an increase in revenues of $0.9 million during the second quarter of 1998 and $1.1 million during the first six months of 1998, compared with $1.4 million during the second quarter of 1997 and $1.7 million during the first six months of 1997. The Company had no open natural gas sales hedges in 1997 or 1998.

      At June 30, 1998, the Company had open crude oil sales hedges on 8,000 barrels per day for the period July through September 1998. The instruments used have a floor of $16.00 per barrel and ceilings ranging from $17.75 to $18.00 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, the Company will be required to pay an amount based on the difference. Based on the July 1998 settlement price of the applicable NYMEX futures contract, the Company would recognize a $1.4 million gain with respect to such hedges at July 31, 1998. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of future markets.

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

      There are other claims and actions pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

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

RESULTS OF OPERATIONS

      The following unaudited financial and operating schedules for the three and six months ended June 30, 1997 were derived from the historical financial statements of the Company and set forth the results of the Company, excluding Monterey Resources, Inc. Income taxes for this period were computed on a separate company basis as if the Company had filed returns excluding Monterey and its predecessor operations.

                                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                    JUNE 30,                        JUNE 30,
                                                                            ------------------------        ------------------------
                                                                              1998            1997            1998             1997
                                                                            --------        --------        --------        --------
                                                                                      (in millions, except per share data)
Revenues:
    Sales of crude oil and liquids ................................         $  45.7         $  45.2         $  85.5         $  97.9
    Sales of natural gas ..........................................            31.9            30.2            60.7            66.5
    Other .........................................................             0.2            (0.3)            0.4            (0.2)
                                                                            -------         -------         -------         -------
       Total revenues .............................................            77.8            75.1           146.6           164.2
                                                                            -------         -------         -------         -------

Costs and expenses:
    Production and operating ......................................            26.2            19.8            51.5            40.9
    Exploration, including dry hole costs .........................             7.3             9.6            19.5            18.6
    Depletion, depreciation and amortization ......................            33.4            25.8            61.5            50.1
    General and administrative ....................................             4.6             6.3             9.0            10.7
    Taxes (other than income) .....................................             4.3             3.2             8.4             8.1
    Loss (gain) on disposition of assets ..........................             1.2             0.2             1.2            (2.1)
                                                                            -------         -------         -------         -------
       Total costs and expenses ...................................            77.0            64.9           151.1           126.3
                                                                            -------         -------         -------         -------

Income (loss) from operations .....................................             0.8            10.2            (4.5)           37.9
    Interest income ...............................................             1.0             0.6             3.2             1.0
    Interest expense ..............................................            (5.3)           (2.9)           (9.1)           (5.9)
    Interest capitalized ..........................................             1.9             1.5             3.6             2.8
    Other income (expense) ........................................            (0.1)           (0.2)           (0.1)           (0.3)
                                                                            -------         -------         -------         -------
Income (loss) before income taxes .................................            (1.7)            9.2            (6.9)           35.5
      Current income taxes ........................................             2.8             4.6             5.4             8.6
      Deferred income taxes .......................................            (0.7)           (8.2)            1.6           (21.5)
                                                                            -------         -------         -------         -------
Net income ........................................................             0.4             5.6             0.1            22.6
    Preferred dividend requirement ................................            --              (1.2)           --              (3.6)
    Convertible preferred premium .................................            --              (8.5)           --              (8.5)
                                                                            -------         -------         -------         -------
Earnings (loss) attributable to common shares .....................         $   0.4         $  (4.1)        $   0.1         $  10.5
                                                                            =======         =======         =======         =======
Basic and diluted earnings (loss) attributable to
    common shares per share .......................................         $  --           $ (0.04)        $  --           $  0.11
                                                                            =======         =======         =======         =======
Weighted average number of shares outstanding
    Basic .........................................................           102.9            97.0           102.8            94.1
                                                                            =======         =======         =======         =======
    Diluted .......................................................           105.6            98.1           105.6            95.1
                                                                            =======         =======         =======         =======


                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                             JUNE 30,
                                                                   ---------------------------          --------------------------
                                                                      1998              1997              1998              1997
                                                                   ---------          --------          --------          --------
PRODUCTION
    Crude oil and liquids (MBbls/day)
      Domestic .............................................           21.5              20.9              21.5              20.8
      Argentina ............................................            5.5               4.3               5.5               4.4
      Indonesia ............................................           13.0               3.6              10.0               3.7
      Gabon ................................................            1.9              --                 1.4              --
                                                                    -------           -------           -------           -------
      Total ................................................           41.9              28.8              38.4              28.9
    Natural Gas (MMcf/day)
      Domestic .............................................          156.8             156.5             154.1             152.5
      Argentina ............................................           26.0              22.7              25.7              20.7
      Indonesia ............................................            0.4               0.3               0.3               0.4
                                                                    -------           -------           -------           -------
      Total ................................................          183.2             179.5             180.1             173.6

AVERAGE PRICES
    Crude oil and liquids ($/Bbl)
      Actual (unhedged) ....................................        $ 11.90           $ 17.05           $ 12.32           $ 18.77
      Realized (hedged) ....................................          12.12             17.59             12.48             19.10

    Natural gas ($/Mcf) ....................................        $  1.99           $  1.91           $  1.96           $  2.21

Costs and Expenses (In dollars per BOE)
    Production and operating (a) ...........................        $  3.97           $  3.70           $  4.15           $  3.90
    Exploration, including dry hole costs ..................           1.11              1.80              1.58              1.78
    Depletion, depreciation and amortization ...............           5.06              4.83              4.96              4.79
    General and administrative .............................           0.70              0.96(e)           0.73              0.91(e)
    Taxes, other than income (b) ...........................           0.65              0.62              0.68              0.78
    Interest expense, net (c) ..............................           0.47(d)           0.19              0.39(d)           0.21

----------

a)   Excludes related production, severance and ad valorem taxes.
b)   Includes related production, severance and ad valorem taxes.
c)   Reflects interest expense less amounts capitalized and interest income.
d) Excludes effect of $0.7 million ($0.04 per BOE) for the three months ended June 30, 1998 and $2.6 million ($0.05 per BOE) for the six months ended June 30, 1998, of interest income on an anticipated income tax refund.
e) Excludes effect of $1.1 million ($0.21 and $0.11 per BOE for the three and six months ended June 30, 1997, respectively) in general and administrative costs related to the Spin Off of Monterey

GENERAL

     As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. For the twelve months ended June 30, 1998 the actual average crude oil and liquids sales price (unhedged) received by the Company ranged from a high of $17.15 per barrel in the fourth quarter of 1997 to a low of $11.90 per barrel in the second quarter of 1998. The Company's average crude oil and liquids sales price (unhedged) received in July 1998 was $11.60 per barrel. Based on operating results for the first six months of 1998, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales price would result in a corresponding $8.7 million change in net income and a $10.1 million change in cash flow from operating activities. The price of domestic natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. With regard to the Company's Argentina operations, the Company sells its natural gas production under long-term contracts at prices ranging from $1.15 to $1.35 per MMbtu. The actual average sales price received by the Company for the twelve months ended June 30, 1998 for its natural gas ranged from a high of $2.54 per Mcf in the fourth quarter of 1997 to a low of $1.92 per Mcf in the first quarter of 1998. Based on operating results for the first six months of 1998, the Company estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $3.9 million change in net income and a $4.8 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's oil hedging program, its debt levels and related interest expense or the level of capital expenditures, that might result from a change in crude oil and natural gas prices.

 THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     The Company reported earnings to common shares for the three months ended June 30, 1998 of $0.4 million, or break-even results per share, compared with a loss to common shares of $4.1 million, or $0.04 per share, for the same period in 1997 on a pro forma basis excluding Monterey.

     OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations increased to $77.8 million for the three months ended June 30, 1998 compared with $75.1 million for the same period in 1997, due to increased production, which more than offset the effect of lower oil prices. The Company's crude oil and liquids production increased 45% in the second quarter of 1998 to 41.9 MBbls per day from 28.8 MBbls per day for the same period in 1997. The increase in oil production was driven primarily by new production from the Mudi, N. Geragai and Makmur fields in Indonesia and the Tchatamba field in Gabon, augmented by the acquisition of an additional working interest in the Tuban Production Sharing Contract in Indonesia and the purchase of an interest in the Tupungato field in Argentina. Natural gas production increased in the second quarter of 1998 to
183.2 MMcf per day from 179.5 MMcf per day for the same period in 1997. Production from new wells in the Permian Basin, Gulf of Mexico and Argentina more than offset normal production declines and the loss of production from property sales in the Gulf. The Company's realized crude oil prices for the three months ended June 30, 1998 averaged $12.12 per barrel, including a $0.22 per barrel hedging benefit, a decrease of 31% from the average realized oil price of $17.59 per barrel, including a $0.54 per barrel hedging benefit, for the same period in 1997. Realized natural gas prices for the three months ended June 30, 1998 averaged $1.99 per Mcf, compared with an average of $1.91 per Mcf for the same period in 1997.

     COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization expense increased $6.4 million and $7.6 million, respectively, for the three months ended June 30, 1998 compared with the same period in 1997, due to increased crude oil and natural gas production, as noted above. Exploration expense for the three months ended June 30, 1998 decreased to $7.3 million from $9.6 million for the same period in 1997, due primarily to lower seismic costs. General and administrative expense for the three months ended June 30, 1997 included $1.1 million of costs associated with the Spin Off. Excluding these spin related costs, general and administrative expense decreased by $0.26 on a unit of production basis to $0.70 per BOE in the second quarter 1998 due to higher production levels and a slight decrease in general and administrative costs. The loss on disposition of assets for the three months ended June 30, 1998 includes a $1.2 million loss on the sale of certain offshore properties in the Gulf of Mexico.

     Interest income for the three months ended June 30, 1998 included a $0.7 million benefit related to an anticipated income tax refund. Interest expense for the second quarter of 1998 increased by $2.4 million compared with the same period in 1997, reflecting an increase in borrowings. Income taxes for the three months ended June 30, 1998 included a $1.7 million benefit due to the resolution of prior year tax matters. The decrease in the Company's preferred dividend requirement in the second quarter of 1998 is due to the May 1997 purchase and conversion of all of the Company's outstanding preferred stock.

   SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     The Company reported earnings to common shares for the six months ended June 30, 1998 of $0.1 million, or break-even results per share, compared with earnings to common shares of $10.5 million, or $0.11 per share, for the same period in 1997 on a pro forma basis excluding Monterey.

     OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations decreased to $146.6 million for the six months ended June 30, 1998 compared with $164.2 million for the same period in 1997, due to lower realized prices, partially offset by increased production. The Company's crude oil and liquids production increased by approximately 33% in the first six months of 1998 to 38.4 MBbls per day from 28.9 MBbls per day for the same period in 1997, due to new production from the Mudi, N. Geragai and Makmur fields in Indonesia and the Tchatamba field in Gabon, augmented by the acquisition of an additional working interest in the Tuban Production Sharing Contract in Indonesia and the purchase of an interest in the Tupungato field in Argentina. Natural gas production increased in the first six months of 1998 to 180.1 MMcf per day compared with 173.6 MMcf per day for the same period in 1997. Normal production declines and the loss of production from property sales in the Gulf of Mexico were more than offset by production from new wells in the Permian Basin, Gulf of Mexico and Argentina. The Company's realized crude oil prices for the six months ended June 30, 1998 averaged $12.48 per barrel, including a $0.16 per barrel hedging benefit, compared with the average realized oil price of $19.10 per barrel, including a $0.33 per barrel hedging benefit, for the same period in 1997. Realized natural gas prices for the six months ended June 30, 1998 averaged $1.96 per Mcf, compared with an average of $2.21 per Mcf for the same period in 1997.

     COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization expense increased $10.6 million and $11.4 million, respectively, for the six months ended June 30, 1998 compared with the same period in 1997, due to increased crude oil and natural gas production, as noted above. General and administrative expense for the six months ended June 30, 1997 included $1.1 million of costs associated with the Spin Off. Excluding these spin related costs, general and administrative expense decreased by $0.18 on a unit of production basis to $0.73 per BOE in the first six months of 1998 due to increased production levels and a slight decrease in general and administrative costs. The loss on disposition of assets for the six months ended June 30, 1998 included a $1.2 million loss on certain offshore properties in the Gulf of Mexico. The gain on dispositions of assets in the first six months of 1997 included a $2.4 million gain from the sale of properties in Eddy County, New Mexico.

     Interest income for the six months ended June 30, 1998 included a $2.6 million benefit related to an anticipated income tax refund. Interest expense for the first six months of 1998 increased by $3.2 million compared with the same period in 1997, reflecting an increase in borrowings between the comparative periods. Income taxes for the six months ended June 30, 1998 included a $2.4 million benefit related to the previously discussed income tax refund and a $1.7 million benefit due to the resolution of prior year tax matters. The decrease in the Company's preferred dividend requirement in the first six months of 1998 is due to the May 1997 purchase and conversion of all of the Company's outstanding preferred stock.

     The decrease in other assets from $26.4 million at December 31, 1997 to $13.2 million at June 30, 1998 reflects a $16.0 million decrease in escrowed funds related to producing property acquisitions completed by the Company in the first six months of 1998. Accounts payable decreased $23.4 million at June 30, 1998 to $83.3 million, primarily due to decreased activity and the timing of payments.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURES. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties. The Company spent $218.0 million for capital expenditures in the six months ended June 30, 1998, including $100.0 million for acquisitions, and expects to spend approximately $294.0 million in 1998. In addition to the expected capital expenditures, the Board of Directors has authorized the Company to buy back up to $50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans, and during the six months ended June 30, 1998 the Company spent $6.0 million to purchase 0.6 million shares of its common stock. Because the actual amounts expended in the future for capital expenditures and to purchase stock will be influenced by numerous factors, including many beyond the Company's control, no assurances can be given as to the amount that will actually be expended during the year.

     CAPITAL RESOURCES. The Company's capital resources for the six months ended June 30, 1998 consisted of cash flow from operating activities of $63.1 million, proceeds from property sales of $1.8 million and $165.9 million in borrowings under its bank credit facilities. Effective May 15, 1998, the Company amended its revolving credit agreement (the "Credit Agreement") which matures May 15, 2003. The agreement permits the Company to obtain revolving credit loans and issue letters of credit with the maximum aggregate amounts outstanding limited to $250 million and $30.0 million, respectively. Borrowings under the agreement are unsecured and interest rates are tied to the agent bank's prime rate or eurodollar offering rate, at the Company's option. At June 30, 1998, the Company had $185.0 million in borrowings outstanding under the Credit Agreement, which was classified as long-term debt on the balance sheet. The Company had one letter of credit outstanding under the Credit Agreement at June 30, 1998 for $1.7 million and one letter of credit outside the Credit Agreement for $1.8 million.

     The Credit Agreement and the indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at June 30, 1998 the Company could incur up to $410.7 million of additional indebtedness and pay dividends of or repurchase up to an incremental $44.9 million of its capital stock.

     In addition to the Credit Agreement the Company also has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. As of June 30, 1998, the Credit Agreement limits the amounts borrowed under the uncommitted lines of credit, together with all other unsecured debt, to $50.0 million. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Agreement. At June 30, 1998, the Company had $3.0 million in borrowings outstanding under these facilities, which was classified as long-term debt on the balance sheet.

     The Company has historically funded its operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. The Company believes that cash flow from operations, the borrowing availability under the Credit Agreement and from other capital markets will be sufficient to meet its anticipated capital requirements for 1998.

     INDONESIA. In the last quarter of 1997 and in 1998 many Asian countries experienced significant devaluation in their currencies, which has resulted in disruptions and uncertainties in financial markets. During the same period world commodity prices have fallen, including the price of crude oil, in part due to uncertainties about the strength of some Asian economies. The Company's Asian producing operations are located in Indonesia which has suffered substantial devaluation of its currency and some civil unrest.

     The effect of this currency devaluation has been to reduce certain operating and administrative costs incurred by the Company in its Indonesian operations, thus reducing the number of cost recovery barrels it retains in reimbursement of such expenses, and to reduce the value of certain receivables and payables which are denominated in the local currency, the rupiah. In addition, the Company has experienced delays in collecting some receivables. As of August 10, 1998 the Company's accounts receivable included $5.2 million of past due receivables (net to the Company's interest) from the Indonesian state oil agency. The Company has experienced disruptions in the delivery of some services and goods which has led to delays in certain operations and associated production.

     The Company sells its Indonesian production for U.S. dollars generally outside of Indonesia. The Company currently sells its production from the Jabung Block to the Indonesian state oil agency for U.S. dollars. For the six months ended June 30, 1998, the Jabung Block produced 2.2 MBbls per day net to the Company. The Company is currently in the process of applying for a license to export crude oil from these fields.

     The Company's Indonesian operations generated $5.4 million of income from operations and $13.1 million in cash flow from operating activities for the six months ended June 30, 1998. While the financial uncertainties in Asia and civil unrest in Indonesia have not had a significant effect on the Company's operations in Indonesia to date, the Company cannot predict with any certainty the future effects of these disruptions, if any, on its income from Indonesian operations and future development activity in Indonesia.

      OTHER. The Company has initiated a project to ensure that all of its computer software systems are year 2000 compliant. This project is expected to be completed prior to mid-1999, and the Company estimates that the cost of the project will be less than $1.0 million. The Company is also reviewing year 2000 compliance by certain purchasers in order to determine any exposure to the Company for year 2000 issues. The Company does not anticipate that there will be any significant exposure.

CONSOLIDATED RESULTS, INCLUDING MONTEREY

      THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     On a consolidated basis the Company reported total revenues of $77.8 million, total costs and expenses of $77.0 million and earnings to common shares of $0.4 million or break-even results per share for the three months ended June 30, 1998 compared with total revenues of $149.8 million, total costs and expenses of $122.6 million and earnings to common shares of $2.8 million or $0.03 per share for the same period in 1997. Such 1997 results reflect the consolidation of Monterey Resources for the entire period.

     OIL AND GAS REVENUES. Total revenues from crude oil and natural gas produced decreased to $77.6 million in the three months ended June 30, 1998 from $139.6 million for the same period in 1997. The decrease is due to the contribution of Monterey for the full period in 1997 combined with lower realized prices in the second quarter of 1998. Crude oil prices realized for the three months ended June 30, 1998 averaged $12.12 per barrel, including a $0.22 per barrel hedging benefit, compared with the same period in 1997 when the average realized oil price was $15.37 per barrel, including a $0.20 per barrel hedging benefit. Natural gas prices realized for the three months ended June 30, 1998 averaged $1.99 per Mcf, compared with an average of $1.89 per Mcf in the 1997 period.

     COSTS AND EXPENSES. Total costs and expenses decreased to $77.0 million in the second quarter of 1998 from $122.6 million in 1997. The decrease is due to the Spin Off of Monterey ($57.7 million), as discussed above, partially offset by increases in production and operating expense and depletion, depreciation and amortization expense of $6.4 million and $7.6 million, respectively, due to increased crude oil and natural gas production in the second quarter of 1998 from properties not conveyed to Monterey.

     Interest income for the three months ended June 30, 1998 included a $0.7 million benefit related to an anticipated income tax refund. Interest expense decreased by $2.5 million due to the elimination of Monterey's debt for which interest expense was included for the entire 1997 period, which was partially offset by increased borrowings in the second quarter of 1998. Income taxes for the three months ended June 30, 1998 included a $1.7 million benefit due to the resolution of prior year tax matters. The decrease in the Company's preferred dividend requirement in the second quarter of 1998 is due to the 1997 purchase and conversion of all of the Company's outstanding preferred stock.

      SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30,
1997

     On a consolidated basis the Company reported total revenues of $146.6 million, total costs and expenses of $151.1 million and earnings to common shares of $0.1 million or break-even results per share for the six months ended June 30, 1998 compared with total revenues of $323.7 million, total costs and expenses of $240.7 million and earnings to common shares of $28.3 million or $0.30 per share for the same period in 1997. Such 1997 results reflect the consolidation of Monterey Resources for the entire period.

     OIL AND GAS REVENUES. Total revenues from crude oil and natural gas produced decreased to $146.2 million in the six months ended June 30, 1998 from $303.6 million for the same period in 1997. The decrease is due to the contribution of Monterey for the full period in 1997 combined with lower realized prices in the first six months of 1998. Crude oil prices realized for the six months ended June 30, 1998 averaged $12.48 per barrel, including a $0.16 per barrel hedging benefit, compared with the same period in 1997 when the average realized oil price was $16.70 per barrel, including a $0.12 per barrel hedging benefit. Natural gas prices realized for the six months ended June 30, 1998 averaged $1.96 per Mcf, compared with an average of $2.19 per Mcf in the 1997 period.

     COSTS AND EXPENSES. Total costs and expenses decreased to $151.1 million in the first six months of 1998 from $240.7 million in 1997. The decrease is due to the Spin Off of Monterey ($114.4 million), as discussed above, partially offset by increases in production and operating expense and depletion, depreciation and amortization expense of $10.6 million and $11.4 million, respectively, due to increased crude oil and natural gas production in the first six months of 1998 from properties not conveyed to Monterey.

     Interest income for the six months ended June 30, 1998 included a $2.6 million benefit related to an anticipated income tax refund. Interest expense decreased by $6.4 million due to the elimination of Monterey's debt for which interest expense was included for the entire 1997 period, which was partially offset by increased borrowings in the first six months of 1998. Income taxes for the six months ended June 30, 1998 included a $2.4 million benefit related to the previously discussed income tax refund and a $1.7 million benefit due to the resolution of prior year tax matters. The decrease in the Company's preferred dividend requirement in the first six months of 1998 is due to the 1997 purchase and conversion of all of the Company's outstanding preferred stock.

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

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held May 11, 1998, the following individuals were elected to the Board of Directors:

      Melvyn N. Klein - Term expires at annual meeting of stockholders in 2001 James L. Payne - Term expires at annual meeting of stockholders in 2001

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

      Marc J. Shapiro - Term expires at annual meeting of stockholders in 2000 William E. Greehey - Term expires at annual meeting of stockholders in 2000

The following proposals were approved at the Company's Annual meeting:

                                     Affirmative   Negative      Votes
                                        Votes        Votes     Withheld
                                        -----        -----     --------

1.  Election of two directors to
    the Board of Directors:
           Melvyn N. Klein           69,604,533        -     15,366,920
           James L. Payne            83,676,828        -      1,294,625

2.  Consider and ratify the          84,665,576      186,949    118,928
    appointment of Price Waterhouse
    LLP as the independent accountants
    of the Company for the fiscal
    year ending December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

           EXHIBIT
           NUMBER                    DESCRIPTION
           ------                    -----------

          *10(a) Amended and Restated Credit Agreement dated as of May 15, 1998 among Santa Fe Energy Resources, Inc., the banks signatory thereto, and Chase Bank of Texas, N.A., as Administrative Agent and ABN AMRO Bank, N.V., Bank of America National Trust and Savings Association, NationsBank, N.A. and Wells Fargo Bank (Texas), N.A. as Co-Agents. _________ * Filed herewith

  (b)   Reports on Form 8-K
         None

                                  SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1998.


                                    SANTA FE ENERGY RESOURCES, INC.
                                                (Registrant)




Date:  August 14, 1998                       /s/ Janet F. Clark
                                              Janet F. Clark, Senior Vice
                                              President, Chief Financial Officer
                                              and Treasurer
                                         (Principal Financial Officer and Duly
                                                  Authorized Officer)