Form 10-Q
period 1998-09-30
SANTA FE ENERGY RESOURCES INC
filed 1998-11-12
CIK 86772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              CLASS                          OUTSTANDING AS OF OCTOBER 31, 1998
      Common stock, $.01 par value               102,220,505

                         SANTA FE ENERGY RESOURCES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

        Consolidated Statement of Operations (unaudited) -
          Three Months Ended September 30, 1998 and 1997,
          and Nine Months Ended September 30, 1998 and 1997 ...............    3

        Consolidated Balance Sheet -
          September 30, 1998 (unaudited) and December 31, 1997 ............    4

        Consolidated Statement of Cash Flows (unaudited) -
          Three Months Ended September 30, 1998 and 1997, and
          Nine Months Ended September 30, 1998 and 1997 ...................    5

        Notes to Consolidated Financial Statements ........................    6


ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................    9


                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K .................................   17

                          ITEM 1. FINANCIAL STATEMENTS
                        SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          ------------------    ------------------
                                                           1998      1997 (1)    1998      1997 (1)
                                                          -------    -------    -------    -------
Revenues:
    Sales of crude oil and liquids produced ...........   $  45.6    $  68.8    $ 131.1    $ 305.2
    Sales of natural gas produced .....................      30.3       32.2       91.0       99.4
    Sales of crude oil purchased ......................      --          0.6       --         20.5
    Other .............................................      --          0.2        0.4        0.4
                                                          -------    -------    -------    -------
       Total revenues .................................      75.9      101.8      222.5      425.5
                                                          -------    -------    -------    -------
Costs and expenses:
    Production and operating ..........................      29.8       32.7       81.3      134.3
    Cost of crude oil purchased .......................      --          0.6       --         22.0
    Exploration, including dry hole costs .............      23.7        9.6       43.2       29.0
    Depletion, depreciation and amortization ..........      37.1       30.9       98.6      100.0
    General and administrative ........................       5.1        5.0       14.1       22.2
    Taxes other than income ...........................       3.9        4.1       12.3       18.2
    Loss (gain) on disposition of assets ..............       0.2       (1.9)       1.4       (4.0)
                                                          -------    -------    -------    -------
       Total costs and expenses .......................      99.8       81.0      250.9      321.7
                                                          -------    -------    -------    -------
Income (loss) from operations .........................     (23.9)      20.8      (28.4)     103.8

    Interest income ...................................       0.4        0.4        3.6        2.2
    Interest expense ..................................      (6.1)      (5.1)     (15.2)     (20.6)
    Interest capitalized ..............................       2.0        1.6        5.6        5.1
    Other income (expense) ............................      (0.1)      (0.1)      (0.2)      (0.4)
                                                          -------    -------    -------    -------
Income (loss) before income taxes and minority interest     (27.7)      17.6      (34.6)      90.1

      Current income tax (expense) benefit ............      (1.0)      (1.2)       4.4       (6.3)
      Deferred income tax (expense) benefit ...........      10.9       (5.3)      12.5      (28.0)
                                                          -------    -------    -------    -------
Income (loss) before minority interest ................     (17.8)      11.1      (17.7)      55.8

    Minority interest in Monterey Resources, Inc. .....      --         (0.4)      --         (4.7)
                                                          -------    -------    -------    -------
Net income (loss) .....................................     (17.8)      10.7      (17.7)      51.1

    Preferred dividend requirement ....................      --         --         --         (3.6)
    Convertible preferred premium .....................      --         --         --         (8.5)
                                                          -------    -------    -------    -------
Earnings (loss) attributable to common shares .........   $ (17.8)   $  10.7    $ (17.7)   $  39.0
                                                          =======    =======    =======    =======
Earnings (loss) per common share,
    basic and diluted .................................   $ (0.17)   $  0.10    $ (0.17)   $  0.40
                                                          =======    =======    =======    =======
Weighted average number of shares outstanding
    Basic .............................................     102.6      102.9      102.7       97.1
                                                          =======    =======    =======    =======
    Diluted ...........................................     104.4      105.7      105.2      102.3
                                                          =======    =======    =======    =======

(1) Includes results of Monterey Resources, Inc. through July 1997.

                The accompanying notes are integral part of these
                       consolidated financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1998             1997
                                                                          -------------    -------------
                                                                            (Unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents .........................................   $        13.8    $         5.6
    Accounts receivable, net ..........................................            60.3             70.9
    Inventories .......................................................            22.6             14.5
    Other current assets ..............................................            27.2             21.8
                                                                          -------------    -------------
     Total Current Assets .............................................           123.9            112.8
                                                                          -------------    -------------
Property and equipment, at cost:
    Oil and gas (successful efforts method of accounting) .............         1,882.9          1,682.4
    Other .............................................................            17.9             16.8
                                                                          -------------    -------------
                                                                                1,900.8          1,699.2
    Accumulated depletion, depreciation, amortization and impairment ..        (1,135.1)        (1,049.5)
                                                                          -------------    -------------
     Net property and equipment .......................................           765.7            649.7
                                                                          -------------    -------------
Other assets ..........................................................            11.9             26.4
                                                                          =============    =============
Total Assets ..........................................................   $       901.5    $       788.9
                                                                          =============    =============
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ..................................................   $        78.2    $       106.7
    Income taxes payable ..............................................             0.3              6.5
    Interest payable ..................................................             4.6              1.4
    Other current liabilities .........................................            14.8             19.4
                                                                          -------------    -------------
     Total Current Liabilities ........................................            97.9            134.0
                                                                          -------------    -------------
Long-term debt ........................................................           306.2            121.7
Deferred revenues .....................................................             3.6              3.7
Other long-term obligations ...........................................            37.3             36.3
Deferred income taxes .................................................            26.4             38.5

Commitments and contingencies (See Note 5) ............................            --               --

Shareholders' equity:
    Preferred stock, $0.01 par value, 38.1 shares authorized,
     none issued ......................................................            --               --
    Common stock, $0.01 par value, 200.0 shares authorized,
     102.4 shares and 103.0 shares issued and outstanding, respectively             1.0              1.0
    Paid-in capital ...................................................           728.1            728.2
    Accumulated deficit ...............................................          (291.4)          (273.2)
    Treasury stock, at cost, 0.6 shares and 0.1 shares, respectively ..            (5.6)            (0.6)
    Unamortized restricted stock awards ...............................            (2.0)            (0.7)
                                                                          -------------    -------------
Total Shareholders' Equity ............................................           430.1            454.7
                                                                          =============    =============
Total Liabilities and Shareholders' Equity ............................   $       901.5    $       788.9
                                                                          =============    =============

                The accompanying notes are integral part of these
                       consolidated financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                 ------------------    ------------------
                                                                  1998       1997(1)    1998       1997(1)
                                                                 -------    -------    -------    -------
Operating activities:
    Net income (loss) ........................................   $ (17.8)   $  10.7    $ (17.7)   $  51.1
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depletion, depreciation and amortization .............      37.1       30.9       98.6      100.0
        Deferred income taxes ................................     (10.9)       5.3      (12.5)      28.0
        Loss (gain) on disposition of assets .................       0.2       (1.9)       1.4       (4.0)
        Exploratory dry hole costs ...........................      12.5        4.7       19.7       13.0
        Minority interest in Monterey Resources, Inc. ........      --          0.4       --          4.7
        Other ................................................       0.8        1.8        2.7        4.2
    Changes in operating assets and liabilities:
        Decrease in accounts receivable ......................       8.9       14.7       13.5       24.4
        Increase in inventories ..............................      (2.4)      (0.5)      (6.2)      (2.4)
        Increase (decrease) in accounts payable ..............      (5.0)       3.0      (15.2)       1.7
        Increase (decrease) in interest payable ..............       2.2        4.4        3.2        4.4
        Increase (decrease) in income taxes payable ..........       0.2       (4.2)      (6.2)      (8.7)
        Net change in other assets and liabilities ...........       1.4      (25.4)       9.0        3.9
                                                                 -------    -------    -------    -------
Net cash provided by operating activities ....................      27.2       43.9       90.3      220.3
                                                                 -------    -------    -------    -------
Investing activities:
    Capital expenditures, including exploratory dry hole costs     (41.6)     (47.1)    (159.7)    (164.8)
    Acquisition of producing properties ......................       0.1     (163.5)     (99.9)    (198.2)
    Net proceeds from disposition of assets ..................      --         29.6        1.8       32.5
    Other ....................................................      --          8.3       --          8.3
                                                                 -------    -------    -------    -------
Net cash used in investing activities ........................     (41.5)    (172.7)    (257.8)    (322.2)
                                                                 -------    -------    -------    -------
Financing activities:
    Net change in long-term lines of credit ..................      18.6       93.0      184.5       99.0
    Issuance of Santa Fe Energy Resources, Inc. common stock .      --          0.6       --          2.2
    Treasury stock reissued ..................................       0.1       --          1.6       --
    Treasury stock purchased .................................      (4.4)      --        (10.4)      --
    Cash dividends paid ......................................      --         (1.3)      --         (8.5)
                                                                 -------    -------    -------    -------
Net cash provided by financing activities ....................      14.3       92.3      175.7       92.7

Net increase (decrease) in cash ..............................      --        (36.5)       8.2       (9.2)
Cash and cash equivalents at beginning of period .............      13.8       41.9        5.6       14.6
                                                                 =======    =======    =======    =======
Cash and cash equivalents at end of period ...................   $  13.8    $   5.4    $  13.8    $   5.4
                                                                 =======    =======    =======    =======
Supplemental disclosure of cash flow information:
    Interest paid ............................................   $   3.8    $   0.2    $  11.6    $  15.5
    Income taxes paid ........................................   $   1.3    $   4.3    $   4.6    $  13.7

    (1) Includes results of Monterey Resources, Inc. through July 1997.

                The accompanying notes are integral part of these
                       consolidated financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements at September 30, 1998 and for the three and nine months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 1998.

      On July 25, 1997 the Company distributed pro rata to its common shareholders all of the 82.8% of Monterey Resources, Inc. ("Monterey") common stock that it owned by means of a tax-free distribution (the "Spin Off"). Consequently, the financial results of Monterey through July 1997 are included in the period ended September 30, 1997 and excluded for the entire period ended September 30, 1998. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a comparison of financial results excluding Monterey.

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company intends to implement the provisions of the Statement beginning with the first quarter of 2000. SFAS 133 will require the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at their fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

      The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings and statement of financial position.

NOTE 2. EARNINGS PER SHARE

      The following tables set forth the components of the Company's basic and diluted earnings per share calculations based on the computation requirements of SFAS 128.

                                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------------------------
                                                                    1998                                 1997
                                                    -----------------------------------   ------------------------------------
                                                     INCOME                    PER-SHARE      INCOME               PER-SHARE
                                                     (LOSS)        SHARES       AMOUNT        (LOSS)      SHARES     AMOUNT
                                                    --------   --------------  --------   -------------- -------- ------------
                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Income (Loss)............................        $(17.8)                                 $ 10.7
Less: Preferred dividends ...................            --                                     -
                                                     ------                                  ------

Basic and diluted Earnings Per Share
Earnings (Loss) attributable to common shares        $(17.8)         102.6      $(0.17)      $ 10.7        102.9    $   0.10
                                                     ======    ==============  ========      ======      ========   ==========

      The Company had 1.4 million and 2.6 million common shares which would be issued upon the exercise of stock options which although dilutive in nature, did not change earnings per share in the three months ended September 30, 1998 and 1997, respectively. In addition, there were 0.4 million and 0.3 million common shares which would be issued upon vesting of Phantom Units in the three months ended September 30, 1998 and 1997, respectively, which although dilutive in nature did not change earnings per share. There were 2.4 million and 1.4 million stock options outstanding at September 30, 1998 and 1997, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. In the second quarter of 1997 the Company converted all of its outstanding convertible preferred stock into common shares.

                                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------------------------
                                                              1998                                 1997
                                                    ------------------------------------  ------------------------------------
                                                     INCOME                    PER-SHARE      INCOME               PER-SHARE
                                                     (LOSS)        SHARES       AMOUNT        (LOSS)      SHARES     AMOUNT
                                                    --------   --------------  --------   -------------- -------- ------------
                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Income (Loss)............................        $(17.7)                                 $ 51.1
Less: Preferred dividends ...................            --                                   (12.1)
                                                     ------                                  ------

Basic and diluted Earnings Per Share
Earnings (Loss) attributable to common shares        $(17.7)         102.7      $(0.17)      $ 39.0         97.1    $   0.40
                                                     ======    ==============  ========      ======       ========  ==========

      For the nine months ended September 30, 1998 and 1997, the Company had 2.1 million and 1.4 million common shares which would be issued upon the exercise of stock options, respectively, which although dilutive in nature, did not change earnings per share. In addition, there were 0.4 million and 0.2 million common shares which would be issued upon vesting of Phantom Units in the nine months ended September 30, 1998 and 1997, respectively, which although dilutive in nature did not change earnings per share. There were 2.4 million and 1.4 million stock options outstanding at September 30, 1998 and 1997, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. In the second quarter of 1997 the Company converted all of its outstanding convertible preferred stock into common shares.

NOTE 3.  TREASURY STOCK

      The Company's Board of Directors has authorized the Company to buy back up to $50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. During the three and nine months ended September 30, 1998, the Company purchased 0.5 million and 1.1 million common shares for approximately $4.4 million and $10.2 million, respectively.

NOTE 4. CASH FLOWS

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash.

      The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet as of September 30, 1998, related to the acquisition of an additional interest in the Tuban Production Sharing Contract on the island of Java in Indonesia from Total S. A.

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

      Crude oil sales hedges resulted in an increase in revenues of $1.3 million and $2.5 million for the three and nine months ended September 30, 1998, respectively, compared with $0.4 million and $2.1 million for the same periods of 1997. The Company had no open crude oil sales hedges at September 30, 1998 and no natural gas sales hedges in 1997 or 1998.

      ENVIRONMENTAL MATTERS. The Company's oil and gas operations are subject to stringent environmental regulation by government authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and associated facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, the risk of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has in the past, the Company intends to fund the future costs of environmental compliance from operating cash flows.

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

RESULTS OF OPERATIONS

      The following unaudited financial and operating schedules for the three and nine months ended September 30, 1997 were derived from the historical financial statements of the Company and set forth the results of the Company, excluding Monterey Resources, Inc. Income taxes for this period were computed on a separate company basis as if the Company had filed returns excluding Monterey and its predecessor operations.

                                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                            ------------------------        ------------------------
                                                                              1998            1997            1998             1997
                                                                            --------        --------        --------        --------
                                                                                      (in millions, except per share data)
Revenues:
    Sales of crude oil and liquids ................................         $  45.6         $  47.7         $ 131.1         $ 145.5
    Sales of natural gas ..........................................            30.3            32.2            91.0            98.8
    Other .........................................................             --              0.2             0.4             --
                                                                            -------         -------         -------         -------
       Total revenues .............................................            75.9            80.1           222.5           244.3
                                                                            -------         -------         -------         -------
Costs and expenses:
    Production and operating ......................................            29.8            22.1            81.3            63.0
    Exploration, including dry hole costs .........................            23.7             9.5            43.2            28.1
    Depletion, depreciation and amortization ......................            37.1            27.6            98.6            77.7
    General and administrative ....................................             5.1             3.9            14.1            14.6
    Taxes other than income .......................................             3.9             3.2            12.3            11.3
    Loss (gain) on disposition of assets ..........................             0.2            (1.9)            1.4            (4.0)
                                                                            -------         -------         -------         -------
       Total costs and expenses ...................................            99.8            64.4           250.9           190.7
                                                                            -------         -------         -------         -------
Income (loss) from operations .....................................           (23.9)           15.7           (28.4)           53.6
    Interest income ...............................................             0.4             0.2             3.6             1.2
    Interest expense ..............................................            (6.1)           (3.0)          (15.2)           (8.9)
    Interest capitalized ..........................................             2.0             1.3             5.6             4.1
    Other income (expense) ........................................            (0.1)           (0.1)           (0.2)           (0.4)
                                                                            -------         -------         -------         -------
Income (loss) before income taxes .................................           (27.7)           14.1           (34.6)           49.6
      Current income tax (expense) benefit.........................            (1.0)            --              4.4             8.6
      Deferred income tax (expense) benefit........................            10.9            (5.1)           12.5           (26.6)
                                                                            -------         -------         -------         -------
Net income (loss)..................................................           (17.8)            9.0           (17.7)           31.6
    Preferred dividend requirement ................................            --              --              --              (3.6)
    Convertible preferred premium .................................            --              --              --              (8.5)
                                                                            -------         -------         -------         -------
Earnings (loss) attributable to common shares .....................         $ (17.8)        $   9.0         $ (17.7)        $  19.5
                                                                            =======         =======         =======         =======
Basic and diluted earnings (loss) attributable to
    common shares per share .......................................         $ (0.17)        $  0.09         $ (0.17)        $  0.20
                                                                            =======         =======         =======         =======
Weighted average number of shares outstanding
    Basic .........................................................           102.6           102.9           102.7            97.1
                                                                            =======         =======         =======         =======
    Diluted .......................................................           104.4           105.7           105.2           102.3
                                                                            =======         =======         =======         =======

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                          ---------------------------          --------------------------
                                                             1998              1997              1998              1997
                                                          ---------          --------          --------          --------
PRODUCTION
    Crude oil and liquids (MBbls/day)
      Domestic .......................................        21.1              21.6              21.4              21.0
      Argentina ......................................         5.2               5.4               5.4               4.8
      Indonesia ......................................        13.9               4.2              11.3               3.8
      Gabon ..........................................         1.9              --                 1.6              --
                                                           -------           -------           -------           -------
      Total ..........................................        42.1              31.2              39.7              29.6
    Natural Gas (MMcf/day)
      Domestic .......................................       156.2             158.2             154.8             154.5
      Argentina ......................................        26.7              20.0              26.0              20.5
      Indonesia ......................................         0.2               0.3               0.3               0.3
                                                           -------           -------           -------           -------
      Total ..........................................       183.1             178.5             181.1             175.3

AVERAGE PRICES
    Crude oil and liquids ($/Bbl)
      Actual (unhedged) ..............................     $ 11.54           $ 16.79           $ 12.04           $ 18.07
      Realized (hedged) ..............................       11.89             16.90             12.27             18.32

    Natural gas ($/Mcf) ..............................     $  1.87           $  2.04           $  1.92           $  2.15

Costs and Expenses (In dollars per BOE)
    Production and operating (a) .....................     $  4.47           $  4.01(d)        $  4.26           $  3.94(d)
    Exploration, including dry hole costs ............        3.54              1.75(d)(e)        2.26              1.77(d)(e)
    Depletion, depreciation and amortization .........        5.56              4.92              5.17              4.84
    General and administrative .......................        0.75              0.85(d)(e)        0.74              0.89(d)(e)(f)
    Taxes, other than income (b) .....................        0.59              0.56              0.65              0.70
    Interest expense, net (c) ........................        0.55              0.23              0.45(g)           0.22

a) Excludes related production, severance and ad valorem taxes.
b) Includes related production, severance and ad valorem taxes.
c) Reflects interest expense less amounts capitalized and interest income.
d) Excludes effect of $1.3 million general and administrative, $0.3 million production and operating and $0.4 million exploration costs and expenses ($0.36 per BOE and $0.12 per BOE for the three and nine months ended September 30, 1997, respectively) related to a pension curtailment benefit from the Spin Off of Monterey.
e) Excludes effect of $0.5 million general and administrative and $0.1 million exploration costs and expenses ($0.11 per BOE and $0.04 per BOE for the three and nine months ended September 30, 1997, respectively) related to compensation expenses resulting from the Spin Off of Monterey.
f) Excludes effect of $1.1 million in administrative costs related to the Spin Off of Monterey ($0.07 per BOE for the nine months ended September 30, 1997).
g) Excludes effect of $2.6 million ($0.14 per BOE for the nine months ended September 30, 1998) of interest income on an anticipated income tax refund.

GENERAL

      As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. For the twelve months ended September 30, 1998 the actual average crude oil and liquids sales price (unhedged) received by the Company ranged from a high of $17.15 per barrel in the fourth quarter of 1997 to a low of $11.54 per barrel in the third quarter of 1998. The Company's average crude oil and liquids sales price (unhedged) received in October 1998 was $11.76 per barrel. Based on operating results for the first nine months of 1998, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales price would result in a corresponding $9.3 million change in net income and a $10.7 million change in cash flow from operating activities. The price of domestic natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. With regard to the Company's Argentina operations, the Company sells its natural gas production under long-term contracts at prices ranging from $1.15 to $1.35 per MMbtu. The actual average sales price received by the Company for the twelve months ended September 30, 1998 for its domestic natural gas ranged from a high of $2.54 per Mcf in the fourth quarter of 1997 to a low of $1.87 per Mcf in the third quarter of 1998. The Company's average natural gas price received in October 1998 was $1.75 per Mcf. Based on operating results for the first nine months of 1998, the Company estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $3.9 million change in net income and a $4.8 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's oil hedging program, its debt levels and related interest expense or the level of capital expenditures, that might result from a change in crude oil and natural gas prices.

      The Company continued its international expansion in July 1998 by signing a Production Sharing Contract with Petroliam Nasional Berhad (Petronas), the state oil company of Malaysia, for offshore Block PM 308 which is located along the east coast of the Malaysian peninsula. The Company is the operator and has an 80% working interest. In addition to the exploration opportunities on the block, the Company and Petronas have the right to develop the Rhu Field, a potentially commercial 1992 discovery on the block. The Rhu Field discovery requires additional appraisal work to determine commerciality, and the Company and Petronas will drill at least one additional well and utilize the latest technology in an effort to bring the field on production.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

      The Company reported a loss to common shares for the three months ended September 30, 1998 of $17.8 million, or $0.17 per share, compared with earnings to common shares of $9.0 million, or $0.09 per share, for the same period in 1997 on a pro forma basis excluding Monterey.

      OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations were $75.9 million for the three months ended September 30, 1998 compared with $80.1 million for the same period in 1997, as increased production was more than offset by lower commodity prices. The Company's crude oil and liquids production increased 35% in the third quarter of 1998 to 42.1 MBbls per day from 31.2 MBbls per day for the same period in 1997. The increase in oil production was driven primarily by new production from the Mudi, N. Geragai and Makmur fields in Indonesia and the Tchatamba field in Gabon, augmented by the acquisition of an additional working interest in the Tuban Production Sharing Contract in Indonesia. Natural gas production increased in the third quarter of 1998 to
183.1 MMcf per day from 178.5 MMcf per day for the same period in 1997.
Gas production from new wells in the Gulf of Mexico and Argentina more than offset the loss of production from property sales and weather-related disruptions in the Gulf. The Company's realized crude oil prices for the three months ended September 30, 1998 averaged $11.89 per barrel, including a $0.35 per barrel hedging benefit, a decrease of 30% from the average realized oil price of $16.90 per barrel, including a $0.29 per barrel hedging benefit, for the same period in 1997. Realized natural gas prices for the three months ended September 30, 1998 averaged $1.87 per Mcf, compared with an average of $2.04 per Mcf for the same period in 1997.

      COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization expense increased $7.7 million and $9.5 million, respectively, for the three months ended September 30, 1998 compared with the same period in 1997, primarily due to increased crude oil and natural gas production as noted above. Exploration expense for the three months ended September 30, 1998 increased to $23.7 million from $9.5 million for the same period in 1997, due primarily to seismic programs in China and Gabon combined with dry hole costs in Ecuador and China. General and administrative expense for the third quarter of 1998 was $1.2 million higher compared to the same period in 1997 due to a $1.3 million pension curtailment benefit in the third quarter of 1997 related to the Spin Off.

      Interest expense for the third quarter of 1998 increased by $3.1 million to $6.1 million compared with the same period in 1997, reflecting an increase in borrowings.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

      The Company reported a loss to common shares for the nine months ended September 30, 1998 of $17.7 million, $0.17 per share, compared with earnings to common shares of $19.5 million, or $0.20 per share, for the same period in 1997 on a pro forma basis excluding Monterey.

      OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations decreased to $222.5 million for the nine months ended September 30, 1998 from $244.3 million for the same period in 1997, due to lower realized prices, partially offset by increased production. The Company's crude oil and liquids production increased by approximately 34% in the first nine months of 1998 to
39.7 MBbls per day from 29.6 MBbls per day for the same period in 1997, due to new production from the Mudi, N. Geragai and Makmur fields in Indonesia and the Tchatamba field in Gabon, augmented by the acquisition of an additional working interest in the Tuban Production Sharing Contract in Indonesia and the purchase of an interest in the Tupungato field in Argentina. Natural gas production increased in the first nine months of 1998 to 181.1 MMcf per day compared with
175.3 MMcf per day for the same period in 1997. Gas production from new wells in the Permian Basin, Gulf of Mexico and Argentina more than offset the loss of production from property sales and weather-related disruptions in the Gulf of Mexico. The Company's realized crude oil prices for the nine months ended September 30, 1998 averaged $12.27 per barrel, including a $0.23 per barrel hedging benefit, compared with the average realized oil price of $18.32 per barrel, including a $0.25 per barrel hedging benefit, for the same period in 1997. Realized natural gas prices for the nine months ended September 30, 1998 averaged $1.92 per Mcf, compared with an average of $2.15 per Mcf for the same period in 1997.

      COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization expense increased $18.3 million and $20.9 million, respectively, for the nine months ended September 30, 1998 compared with the same period in 1997, primarily due to increased crude oil and natural gas production as noted above. Exploration expense for the nine months ended September 30, 1998 increased to $43.2 million from $28.1 million for the same period in 1997. This increase was due primarily to seismic programs in China and Gabon combined with dry hole costs in Ecuador and China.

      Interest income for the nine months ended September 30, 1998 included a $2.6 million benefit related to an anticipated income tax refund. Interest expense for the first nine months of 1998 increased by $6.3 million compared with the same period in 1997, reflecting an increase in borrowings between the comparative periods. Income taxes for the nine months ended September 30, 1998 included a $2.4 million benefit related to the previously discussed income tax refund and a $1.7 million benefit due to the resolution of prior year tax matters. The decrease in the Company's preferred dividend requirement in the first nine months of 1998 is due to the May 1997 conversion of all of the Company's outstanding preferred stock.

      The decrease in other assets from $26.4 million at December 31, 1997 to $11.9 million at September 30, 1998 reflects a $16.2 million decrease in escrowed funds related to producing property acquisitions completed by the Company in the first nine months of 1998. Accounts payable decreased $28.5 million at September 30, 1998 to $78.2 million, primarily due to the timing of payments.

LIQUIDITY AND CAPITAL RESOURCES

      CAPITAL EXPENDITURES. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties. The Company spent $259.6 million for capital expenditures in the nine months ended September 30, 1998, including $100.0 million for acquisitions, and expects to spend approximately $300.0 million in 1998. Because the actual amounts expended in the future for capital expenditures will be influenced by numerous factors some of wich are beyond the Company's control, no assurances can be given as to the amount that will actually be expended during the year. In addition, the Board of Directors has authorized the Company to buy back from time to time up to $50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. During the nine months ended September 30, 1998, the Company spent $10.2 million to purchase 1.1 million shares of its common stock. The timing and amount of such purchases in the future will depend upon a number of factors including the covenants under the Company's debt agreement discussed below.

      CAPITAL RESOURCES. The Company's capital resources for the nine months ended September 30, 1998 consisted of cash flow from operating activities of $90.3 million, proceeds from property sales of $1.8 million and $184.5 million in borrowings under its bank credit facilities. Effective October 19, 1998, the Company amended its revolving credit agreement (the "Credit Agreement") which matures May 15, 2003. Subject to the covenants described below, the agreement permits the Company to obtain revolving credit loans and issue letters of credit having a maximum aggregate amount of $335 million of which $30.0 million is available for letters of credit. Borrowings under the agreement are unsecured and interest rates are tied to the agent bank's prime rate or eurodollar offering rate, at the Company's option. At September 30, 1998, the Company had $195.0 million in borrowings outstanding under the Credit Agreement, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amount on a long-term basis. The Company had two letters of credit outstanding under the Credit Agreement at September 30, 1998 for $22.4 million and one letter of credit outside the Credit Agreement for $1.8 million.

      The Credit Agreement and the indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at September 30, 1998 the Company could incur approximately $250 million of additional indebtedness of which $80 million could be borrowings under the Credit Agreement and other senior debt. As of September 30, 1998, these covenants also restrict the payment of dividends or the repurchase of capital stock to an incremental $31.5 million.

      In addition to the Credit Agreement, the Company also has three short-term uncommitted lines of credit totalling $60.0 million which are used to meet short-term cash needs. As of September 30, 1998, the Credit Agreement limits the amounts borrowed under the uncommitted lines to $50.0 million. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Agreement. At September 30, 1998, the Company had $11.7 million in borrowings outstanding under these facilities, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amount on a long-term basis.

      The Company has historically funded its operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. The Company believes that cash flow from operations and the borrowing availability under the Credit Agreement and from other capital markets will be sufficient to meet its anticipated capital requirements for 1998.

      INDONESIA. In the last quarter of 1997 and in 1998 many Asian countries experienced significant devaluation in their currencies, which has resulted in disruptions and uncertainties in financial markets. During the same period world commodity prices have fallen, including the price of crude oil, in part due to uncertainties about the strength of some Asian economies. The Company's Asian producing operations are located in Indonesia, which has suffered substantial devaluation of its currency and some civil unrest.

      The effect of this currency devaluation has been to reduce certain operating and administrative costs incurred by the Company in its Indonesian operations, thus reducing the number of cost recovery barrels it retains in reimbursement of such expenses, and to reduce the value of certain receivables and payables which are denominated in the local currency, the rupiah. In addition, the Company has experienced delays in collecting some receivables. As of October 31, 1998 the Company's accounts receivable included $3.3 million of past due receivables (net to the Company's interest) from the Indonesian state oil agency. The Company has experienced disruptions in the delivery of some services and goods, which has led to minor delays in certain operations and associated production.

      The Company sells its Indonesian production for U.S. dollars generally outside of Indonesia. The Company currently sells its production from the Jabung Block to the Indonesian state oil agency for U.S. dollars. For the nine months ended September 30, 1998, the Jabung Block produced 2.4 MBbls per day net to the Company. The Company has applied for a license to export crude oil from these fields. The Company's Indonesian operations generated $8.7 million of income from operations and $22.0 million in cash flow from operating activities for the nine months ended September 30, 1998.

      While the financial uncertainties in Asia and civil unrest in Indonesia have not had a significant effect on the Company's operations in Indonesia to date, the Company cannot predict the future effects of disruptions, if any, on its income from Indonesian operations and future development activity in Indonesia.

CONSOLIDATED RESULTS, INCLUDING MONTEREY

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

      On a consolidated basis the Company reported total revenues of $75.9 million, total costs and expenses of $99.8 million and a loss to common shares of $17.8 million or $0.17 per share for the three months ended September 30, 1998 compared with total revenues of $101.8 million, total costs and expenses of $81.0 million and earnings to common shares of $10.7 million or $0.10 per share for the same period in 1997. Such 1997 results reflect the consolidation of Monterey Resources for the first month of the third quarter.

      OIL AND GAS REVENUES. Total revenues from crude oil and natural gas produced decreased to $75.9 million in the three months ended September 30, 1998 from $101.0 million for the same period in 1997. The decrease is due to the contribution of Monterey for the first month of the third quarter in 1997 combined with lower realized prices in the third quarter of 1998. Crude oil prices realized for the three months ended September 30, 1998 averaged $11.89 per barrel, including a $0.35 per barrel hedging benefit, compared with the same period in 1997 when the average realized oil price was $15.70 per barrel, including a $0.12 per barrel hedging benefit. Natural gas prices realized for the three months ended September 30, 1998 averaged $1.87 per Mcf, compared with an average of $2.03 per Mcf in the 1997 period.

      COSTS AND EXPENSES. Total costs and expenses increased to $99.8 million in the third quarter of 1998 from $81.0 million for the same period in 1997. The increase is due primarily to an increase in dry hole expense in the International Division and higher depletion, depreciation and amortization expense related to increased crude oil and natural gas production in the third quarter of 1998 from properties not conveyed to Monterey.

      Interest expense increased by $1.0 million due to increased borrowings in the third quarter of 1998, partially offset by the elimination of Monterey's debt for which interest expense was included for the first month of the third quarter in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

      On a consolidated basis the Company reported total revenues of $222.5 million, total costs and expenses of $250.9 million and a loss to common shares of $17.7 million or $0.17 per share for the nine months ended September 30, 1998 compared with total revenues of $425.5 million, total costs and expenses of $321.7 million and earnings to common shares of $39.0 million or $0.40 per share for the same period in 1997. Such 1997 results reflect the consolidation of Monterey Resources for the first seven months of the nine month period.

      OIL AND GAS REVENUES. Total revenues from crude oil and natural gas produced decreased to $222.1 million in the nine months ended September 30, 1998 from $404.6 million for the same period in 1997. The decrease is due to the contribution of Monterey for the first seven months of the nine month period in 1997 combined with lower realized prices in the first nine months of 1998. Crude oil prices realized for the nine months ended September 30, 1998 averaged $12.27 per barrel, including a $0.23 per barrel hedging benefit, compared with the same period in 1997 when the average realized oil price was $16.47 per barrel, including an $0.11 per barrel hedging benefit. Natural gas prices realized for the nine months ended September 30, 1998 averaged $1.92 per Mcf, compared with an average of $2.14 per Mcf in the 1997 period.

      COSTS AND EXPENSES. Total costs and expenses decreased to $250.9 million in the first nine months of 1998 from $321.7 million in 1997. The decrease is due to the Spin Off of Monterey ($131.0 million), as discussed above, partially offset by an increase in production and operating expense and depletion, depreciation and amortization expense from the increase in production in the first nine months of 1998 from properties not conveyed to Monterey.

      Interest income for the nine months ended September 30, 1998 included a $2.6 million benefit related to an anticipated income tax refund. Interest expense decreased by $5.4 million due to the elimination of Monterey's debt for which interest expense was included for the first seven months of the nine month period in 1997, which was partially offset by increased borrowings in the first nine months of 1998. Income taxes for the nine month period in 1998 included a $2.4 million benefit related to the previously discussed income tax refund and a $1.7 million benefit due to the resolution of prior year tax matters. The decrease in the Company's preferred dividend requirement in the first nine months of 1998 is due to the 1997 conversion of all of the Company's outstanding preferred stock.

YEAR 2000

      The risks associated with the Year 2000 problem are the results of computer technology utilizing two digits rather than four to define a specific year. Absent corrective actions, a computer program or embedded chip that is date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

      The Company has developed a plan to identify those risks related to the Year 2000 problem, to remediate systems and equipment where required and to test for Year 2000 compliance. The Company has identified all critical computer systems and determined the remediation that will be performed. The Company has already made the required modifications to its domestic accounting system, will complete the modifications to its Indonesian accounting system in the first quarter of 1999 and is still analyzing its Argentina accounting system. The Company has engaged an outside consulting firm to assist in reviewing field equipment used in its oil and gas producing operations for Year 2000 issues. The Company expects to complete all remediation of critical systems by June 30, 1999 and to test all of these systems in 1999. The Company recognizes that, notwithstanding the efforts described above, the Company could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Company is in the process of developing a business contingency plan in order to mitigate potential disruption to business operations. The Company expects to complete this contingency plan by the second quarter of 1999 but also expects to refine this plan throughout 1999. With regard to risks relating to third parties, the Company has implemented a program to request Year 2000 certification or other assurance from its significant customers, transporters, partners and suppliers.

      The Company has reviewed and evaluated its most reasonably likely worst case scenario with regard to the Year 2000. Management believes that it is taking every reasonable precaution to detect, remediate and test all critical computer systems and equipment. Management believes that the most reasonably likely worst case scenario would involve failure of production equipment in the field, which would result in disruption of those operations affected until the problem is solved and possibly expose the Company to contractual penalties and other liabilities.

      Through September 30, 1998 the Company has spent $0.2 million for identifying, remediating and testing systems for Year 2000 related problems. The Company currently estimates that its Year 2000 related costs will be between $1.0 million and $2.0 million, but this estimate may change as a result of the review of the equipment used in its oil and gas producing operations.

FORWARD-LOOKING STATEMENTS

      In its discussion and analysis of financial condition and results of operations and elsewhere herein, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipates," "expects," "believes," "seeks," "goals," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration and development risks, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political and litigation risks, uncertanties associated with the Year 2000 issue, and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        EXHIBIT
        NUMBER                      DESCRIPTION

      *3(a)   Bylaws, as amended September 1, 1998.
      *10(a)  Agreement and Third Amendment to Credit Agreement dated as of
              October 19, 1998 among Santa Fe Energy Resources, Inc., the banks signatory thereto, and Chase Bank of Texas, N.A., as Administrative Agent and ABN AMRO Bank, N.V., Bank of America
              National Trust and Savings Association, NationsBank, N.A., Wells
              Fargo Bank (Texas), N.A. and First National Bank of Chicago as
              Co-Agents.

      ---------
      * Filed herewith

  (b)   Reports on Form 8-K
        None

                                    SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 1998.


                                                SANTA FE ENERGY RESOURCES, INC.
                                                (Registrant)

Date:  NOVEMBER 12, 1998                        /S/ JANET F. CLARK
                                                    Janet F. Clark, Senior Vice
                                                    President, Chief Financial
                                                    Officer and Treasurer
                                                    (Principal Financial Officer
                                                    and Duly Authorized Officer)