Form 10-K
period 1998-12-31
SANTA FE ENERGY RESOURCES INC
filed 1999-03-05
CIK 86772

==============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

         [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR
         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  1-7667

                        SANTA FE ENERGY RESOURCES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    36-2722169
        (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

        1616 SOUTH VOSS, SUITE 1000
              HOUSTON, TEXAS                                    77057
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (713) 507-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    COMMON STOCK, $0.01 PAR VALUE               NEW YORK STOCK EXCHANGE
   PREFERRED SHARE PURCHASE RIGHTS              NEW YORK STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $527,234,681.

        Shares of common stock outstanding at March 1, 1999: 102,190,292

==============================================================================

                             TABLE OF CONTENTS

                                                                       PAGE
                                   PART I

Items  1. and 2. Business and Properties..............................   1
                  Santa Fe Excluding Monterey Resources, Inc..........   1
                  General.............................................   1
                  Proposed Merger.....................................   2
                  Reserves............................................   3
                  Production and Development Activities...............   3
                  Exploration Activities..............................   7
                  Drilling Activities.................................  10
                  Producing Wells.....................................  10
                  Domestic Acreage....................................  11
                  Foreign Acreage.....................................  11
                  Santa Fe Energy Trust...............................  11
                  Current Markets for Oil and Gas.....................  12
                  Other Business Matters..............................  13
Item   3.        Legal Proceedings....................................  16
Item   4.        Submission of Matters to a Vote of Security Holders..  16

                                  PART II

Item   5.        Market for Registrant's Common Equity and Related
                  Stockholder Matters.................................  17
Item   6.        Selected Financial Data..............................  17
Item   7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................  18
Item   8.        Consolidated Financial Statements and Supplementary
                  Data................................................  31
Item   9.        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures................  31

                                  PART III

Item   10.       Directors and Executive Officers of the Registrant...  32
Item   11.       Executive Compensation...............................  34
Item   12.       Security Ownership of Certain Beneficial Owners and
                  Management..........................................  42
Item   13.       Certain Relationships and Related Transactions.......  45

                                  PART IV

Item   14.       Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.........................................  49

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

CERTAIN DEFINITIONS

   As used herein, the following terms have the specific meanings set out: "Bbl" means barrel. "MBbl" means thousand barrels. "MMBbl" means million barrels. "Mcf" means thousand cubic feet. "MMcf" means million cubic feet. "Bcf" means billion cubic feet. "MMBtu" means million British thermal units. "BOE" means barrel of oil equivalent. "MBOE" means thousand barrels of oil equivalent and "MMBOE" means million barrels of oil equivalent. "MMcfe" means million cubic feet of natural gas equivalents. Natural gas volumes are converted to barrels of oil equivalent using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil. Oil volumes are converted to Mcfs of natural gas equivalent using the ratio of 1.0 barrel of crude oil to 6.0 Mcf of natural gas. Unless otherwise indicated, natural gas volumes are stated at the official temperature and pressure basis of the area in which the reserves are located. "Replacement cost" refers to the cost per BOE of reserves added during a year calculated by using a fraction, of which the numerator is equal to the costs incurred by the Company for property acquisition, exploration and development and of which the denominator is equal to proved reserve additions from extensions, discoveries, improved recovery, acquisitions and revisions of previous estimates. "Improved recovery," "enhanced oil recovery" and "EOR" include all methods of supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, such as waterfloods and CO2 (carbon dioxide) injection.

SANTA FE EXCLUDING MONTEREY RESOURCES, INC.

   Santa Fe Energy Resources, Inc. ("Santa Fe" or "the Company") is engaged in the exploration, development, acquisition and production of crude oil and natural gas in the continental and offshore United States and in certain international areas. As described in Note 3 of the Notes to the Consolidated Financial Statements, the Company completed the Spin Off of Monterey Resources, Inc. ("Monterey") on July 25, 1997. As a result of this transaction, management believes the consolidated results for 1997 and 1996 are not representative of the Company's on-going operations. Consequently, in order to provide public investors with more relevant information, the following discussions focus on the results of the Company, excluding Monterey. Except where indicated all historical information presented in Part I reflects the results of the Company excluding Monterey.

GENERAL

   The Company's United States ("U.S.") core areas of operations are in the Permian Basin of West Texas and Southeastern New Mexico and offshore Gulf of Mexico. Its international core areas are located in Southeast Asia, South America and West Africa. The Company conducts development activities in each of its core areas and is growing more rapidly in the international area where it has recently brought discoveries in Indonesia and Gabon on production. The Company's exploration activities are conducted in each of the international core areas, particularly Southeast Asia and West Africa, the Gulf of Mexico and to a lesser degree Southeast New Mexico.

   At December 31, 1998 worldwide proved oil and gas reserves totaled 214.9 MMBOE, an increase of 26% from the 171.1 MMBOE at the beginning of the year. Year-end reserves were comprised of 168.6 MMBbls of crude oil and liquids and
278.1 Bcf of natural gas, of which approximately 47% were domestic and 53% were foreign. In 1998, the Company replaced 272% of its production at an average replacement cost of $5.24. For the three-year period ended December 31, 1998, the Company replaced 248% of its production at an average replacement cost of $5.19. Production in 1998 averaged 40.7 MBbls of crude oil and liquids and 178.0 MMcf of natural gas per day, representing a 19% increase on a BOE basis from 1997. In 1998 the Company participated in the drilling of 108 development wells (47 domestic and 61 international) and 54 exploratory wells (27 domestic and 27 international) of which, 105 development and 19 exploratory wells were successfully completed.

   Capital expenditures for exploration and development projects totaled $217 million in 1998. In addition, approximately $110 million was spent on acquisitions during the year. Due to the low commodity price environment, the Company has reduced its capital budget in 1999 for exploration and development to approximately $145 million. Under the new budget, capital will be allocated to domestic gas projects plus the funding necessary to ensure that the large international projects do not have severe delays. Exploration expenditures and oil development projects on the Company's long-lived EOR fields in the Permian Basin and Argentina will be reduced in 1999. Because the actual amounts expended in the future and the results therefrom will be influenced by numerous factors, including many beyond the Company's control, the amount of capital expended during 1999 may vary significantly from the Company's plan.

PROPOSED MERGER

   On January 13, 1999, Santa Fe entered into a Merger Agreement with Snyder Oil Corporation ("Snyder") which provides that Snyder will be merged with and into Santa Fe. In connection with the merger, the name of Santa Fe will be changed to Santa Fe Snyder Corporation ("Santa Fe Snyder") and Santa Fe's authorized common stock will be increased to 300,000,000 shares. Under the agreement, Snyder shareholders will receive 2.05 shares of Santa Fe common stock for each share of Snyder common stock. The Company will account for this transaction using the purchase method of accounting as of the effective date, which is expected in the second quarter of 1999. The merger is conditioned, among other things, upon securing regulatory and shareholder approval.

   Snyder is engaged in the production, development, acquisition and exploration of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rocky Mountains and northern Louisiana. Snyder also has investments in two international exploration and production companies, SOCO International plc and Cairn Energy plc. At December 31, 1998, Snyder had estimated proved net reserves of oil and natural gas totaling 100.3 MMBOE, of which approximately 82% were natural gas. Average daily production by Snyder during 1998 was 30.9 MMBOE, of which 83% was natural gas.

   Special stockholder meetings will be held by Santa Fe and Snyder in the second quarter of 1999. Approval of the merger by Santa Fe stockholders requires the affirmative vote of the holders of a majority of the issued and outstanding shares of Santa Fe common stock entitled to vote at the Santa Fe special meeting. Approval by Snyder stockholders requires the affirmative vote of the holders of a majority of the issued and outstanding shares of Snyder common stock entitled to vote at the Snyder special meeting.

   See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Merger" for a further discussion with respect to the effects of the proposed merger on the Company.

RESERVES

   The following tables set forth information regarding changes in the Company's estimates of proved net reserves from January 1, 1996 to December 31, 1998 and the Company's estimated proved developed reserves at December 31 for each of the years 1995 through 1998.

                                                                           INCREASES (DECREASES)
                                     ---------------------------------------------------------------------------------------------

                                                                                                   NET
                                                     REVISIONS                   EXTENSIONS,    PURCHASES
                                    BALANCE AT          OF                       DISCOVERIES   (SALES) OF                 BALANCE
                                     BEGINNING       PREVIOUS      IMPROVED          AND        MINERALS                 AT END OF
                                     OF PERIOD       ESTIMATES     RECOVERY       ADDITIONS     IN PLACE     PRODUCTION   PERIOD
                                     ---------       ---------     --------      -----------    ---------    ----------  ---------
1996

Oil and condensate
   (MMBbls) ...................          79.7           5.7           --             2.2           5.6        (10.1)        83.1
Natural gas (Bcf) .............         232.7          22.2           --            41.9          10.2        (59.8)       247.2
Oil equivalents
   (MMBOE) ....................         118.5           9.4           --             9.2           7.3        (20.1)       124.3

1997

Oil and condensate
   (MMBbls) ...................          83.1          11.2           10.6          24.9          10.3        (11.1)       129.0
Natural gas (Bcf) .............         247.2          39.1           --            36.1          (6.0)       (63.8)       252.6
Oil equivalents
   (MMBOE) ....................         124.3          17.7           10.6          30.9           9.3        (21.7)       171.1

1998

Oil and condensate
   (MMBbls) ...................         129.0          (1.0)          --            33.8          21.6        (14.8)       168.6
Natural gas (Bcf) .............         252.6          15.7           --            58.3          16.5        (65.0)       278.1
Oil equivalents
   (MMBOE) ....................         171.1           1.6           --            43.6          24.3        (25.7)       214.9 (a)
                                                                                                       DECEMBER 31,
                                                                                    ----------------------------------------------
                                                                                     1998         1997         1996          1995
                                                                                    ------       ------       ------        ------
Proved Developed Reserves (MMBOE).........................................          148.4         141.8        103.2         95.0

(a) At December 31, 1998, 4.1 MMBOE were subject to a 90% net profits interest held by Santa Fe Energy Trust. See "Santa Fe Energy Trust."

   Ryder Scott Company ("Ryder Scott"), a firm of independent petroleum engineers, prepared the above estimates of the Company's total proved reserves at December 31, 1995, 1996, and 1997. Ryder Scott also prepared the above estimates of the Company's proved reserves at December 31, 1998 with the exception of the Company's reserves on the Jabung Block in Indonesia, which were prepared by the Company.

PRODUCTION AND DEVELOPMENT ACTIVITIES

  UNITED STATES OPERATIONS

   The Company's principal U.S. operating regions are the Permian Basin of West Texas and Southeastern New Mexico and offshore Gulf of Mexico. Approximately 47% of the Company's proved reserves are located in these regions. U.S. production averaged 21.2 MBbls of crude oil and liquids and 152.1 MMcf of natural gas per day in l998, remaining constant with production levels from the prior year and accounting for approximately 66% of the Company's total production in l998. The Company participated in 47 gross (25.1 net) domestic development wells in l998 of which 46 gross (25.0 net) were successful. Development expenditures during l998 totaled approximately $70 million, split almost evenly among projects in the Permian Basin (including both West Texas and Southeastern New Mexico properties) and the Gulf of Mexico. While development spending in the Gulf of Mexico in l999 is budgeted to be at about the same level, such expenditures in the Permian Basin in l999 are expected to be about 50% less primarily due to the planned deferral of expenditures on the Company's waterflood properties as a result of the current low commodity price environment.

   The Company's properties in West Texas, which produced an average of 12.6 MBbls of crude oil and liquids per day in l998, consist primarily of long-lived EOR properties in mature fields where the Company is engaged in development activities through the use of secondary waterfloods and tertiary CO2 floods. Waterfloods involve the injection of water into reservoirs to drive hydrocarbons into producing wellbores. Following the waterflood phase, certain fields may continue to produce in response to tertiary EOR projects such as the injection of CO2 which mixes with the oil and improves the efficiency of the waterflood. The Wasson field, in which the Company has been active since l939, is its most significant EOR property. Net production to the Company in l998 from this field averaged 5.5 MBbls of crude oil and liquids per day. The Company's interest in the Wasson field consists principally of royalty and working interests in four units under CO2 flood. Most of the expenditures for plant, facilities, wells and equipment necessary for the tertiary recovery projects have been made. In addition, while expenditures relating to the purchase of CO2 for the field will continue, the CO2 can be recycled and, therefore, such expenditures should decline in the future.

   The Company continued its development activities in Lea and Eddy Counties in Southeastern New Mexico with a total of 18 gross (8.4 net) development wells completed in l998. Production from this area, consisting of both oil and natural gas, averaged 13.3 MBOE per day in l998. The Cisco Canyon project in the Indian Basin field in Eddy County is the Company's most significant project in the area. Net production averaged 7.4 MBOE per day for l998 and represented 10.5% of the Company's total production. In addition, the Gaucho Unit in Lea County produced 8.3 MMcf of natural gas per day net to the Company during l998 from five wells. Development drilling will continue on both projects in l999.

   The Company's producing properties in the Gulf of Mexico are in the shallow water areas (less than 400 feet of water) where the Company participates in 52 producing fields on 83 blocks. Gulf area properties accounted for approximately 47% of the Company's l998 natural gas production and 35% of the Company's proved natural gas reserves at year-end l998. The Company's most significant project in l998 in the Gulf of Mexico was on its South Timbalier complex consisting of Blocks 178, 179 and 186. In May l998 the Company increased its working interest in Block 179 from 25% to 50% and Block 186 from 25% to 100% through an acquisition totaling $36 million. With its 50% interest in Block 178 and following the commencement of production from Block 186 in December l998, production from the complex currently averages about 43.7 MMcfe of natural gas per day net to the Company. In January 1999, the Company entered into a development and exploration joint venture agreement with Westport Oil and Gas. Under the development component of the agreement, the Company acquired working interests ranging from 20% to 25% in discoveries on two blocks in the deeper water of the Flex Trend and one block in the shallower water of the Shelf. Three or four development wells are planned to be drilled on these blocks in l999. After payout, Westport will have the option to back in for one-third of the Company's interests in these blocks.

 INTERNATIONAL OPERATIONS

   In l998 the Company's production from Indonesia, Argentina and Gabon accounted for 48% of total crude oil and liquids production and 15% of its total natural gas production. International proved reserves at year-end l998 comprised 64% of the Company's crude oil and liquids reserves and 13% of its natural gas reserves. The Company's international production averaged 19.5 MBbls of oil and
25.9 MMcf of natural gas per day in l998, an

86% increase on a BOE basis from l997. Much of this increase was attributable to the Mudi field on the Tuban Block in Indonesia which commenced production in December l997 and averaged 6.5 MBbls of oil per day net to the Company during l998. The Company participated in 61 gross (19.5 net) development wells in l998 of which 59 (18.9 net) were successful. International development expenditures in l998 were approximately $70 million, and are expected to be slightly higher in l999 primarily due to the continuation of development projects on the Company's Jabung and Tuban Blocks in Indonesia as well as its Kowe Block in Gabon, the commencement of development drilling in China and a new development project in Brazil.

   INDONESIA. In l998 the Company's net Indonesian production averaged 12.3 MBbls of crude oil and liquids per day from four producing concessions. The Company sells its Indonesian oil production for U.S. dollars to markets outside Indonesia except for its production from the Jabung Block (which averaged about
2.5 MBbls per day in l998) which is currently sold to the Indonesian state oil agency ("Pertamina") for U.S.
dollars.

   The Company operates two concessions in Irian Jaya, Indonesia's eastern most province, which together produced an average of 3.3 MBbls of oil per day net to the Company. The Salawati Basin concession, in which the Company holds a 33-1/3% participation interest, is operated under a production sharing contract (a "PSC") with Pertamina. The other concession covers the Salawati Island Block in which the Company holds a 16-2/3% participation interest and operates the block jointly with Pertamina (which holds a 50% interest) under the terms of a Joint Operating Body contract (a "JOB").

   The Company's Tuban Block is on the island of Java where a total of 12 successful wells have been drilled through year-end l998. Two additional development wells are planned in l999. As stated above, production from the block commenced in December l997, and during the fourth quarter of l998 the Company's net production averaged 10.1 MBbls of oil per day. Following the acquisition of an additional 12.5% interest in May l998 for approximately $49 million, the Company now holds a 25% equity interest in the block. The Company and Pertamina (with a 50% interest) jointly operate the contract area under the terms of a JOB.

   The Company holds a 30% interest and is the operator of the Jabung Block on the island of Sumatra under the terms of a PSC with Pertamina. Fields discovered on the block include the North Geragai field, the Makmur field and the three-field Betara complex consisting of the Northeast Betara, North Betara and Gemah fields. Both oil and gas have been discovered in all fields. Oil production commenced from the North Geragai and Makmur fields in August l997 and January l998, respectively, and net production from the two fields at year-end l998 was approximately 2.9 MBbls per day. Additional development wells are planned in both fields in l999. A second plan of development for the Jabung Block which includes both the Betara Complex as well as expansion of the Geragai field is expected to be submitted to Pertamina in the second quarter of l999. The plan of development will initially focus on the development of liquid hydrocarbon reserves with initial production tentatively scheduled to commence by late 2000. Development of the gas reserves on the Jabung block is dependent upon entering into sales contracts for the gas. The Company is currently in negotiations with Singapore Power concerning a long-term gas sales contract covering the entire block. Assuming successful conclusion of the negotiations in l999, gas sales should commence during 2001.

   The PSC contracts under which the Company operates at Salawati Basin and Jabung entitle the participants to recover all expenditures related to the operation (the "cost recovery amount") by allocating to the participants a portion of the crude oil production ("cost oil") sufficient, at the Indonesian government official crude oil price ("ICP"), to offset the cost recovery amount. ICP is determined by the Indonesian government based on the average market prices of a basket of world crude oil prices. All unrecovered costs in any calendar year are carried forward to future years. The balance of production after deducting the cost recovery amount is allocated to Pertamina and the participants (66% is allocated to Pertamina with respect to the Salawati Basin and 71% is allocated to Pertamina with respect to the Jabung Block). After the first five years of production, 25% of the production allocated to the participants must be sold into the Indonesian domestic market for $0.20 per barrel.

   Under the terms of the JOB contracts which the Company operates the Salawati Island and Tuban Blocks, the joint venture participants are allowed to recover the cost recovery amount, after an initial 20% (approximately 8% to the joint venture participants and 12% to Pertamina) has been deducted, by allocating to the joint venture participants cost oil sufficient to cover the cost recovery amount. All unrecovered costs in any calendar year are carried forward to future years. The balance of production after allocation of cost oil is allocated approximately 62% to Pertamina and 38% to the joint venture participants. After the first five years of production, 25% of the production allocated to the joint venture participants must be sold into the Indonesian domestic market for 10% to 15% of ICP.

   ARGENTINA. In l998 the Company's net production in Argentina averaged 5.4 MBbls of oil per day and 25.7 MMcf of natural gas per day. Oil production comes from the Company's 22% working interest in the El Tordillo field in the San Jorge Basin and its 100% working interest in the Tupungato field in the Cuyo Basin. Gas production comes from its 19.9% working interest in the Sierra Chata field in the Neuquen Basin.

   Development activities in the El Tordillo and Tupungato fields during l998 included the drilling of 30 gross (10.5 net) development wells in addition to performing well workovers and waterflood expansion projects. Due to lower oil prices, development drilling in these fields slowed during the second half of l998 and the Company has reduced its capital budget for these properties in l999. Well workovers and some waterflood and facility work will continue at El Tordillo and potential waterflood opportunities will be studied at Tupungato.

   With the use of a new 3-D seismic survey, three wells were drilled in the Sierra Chata field in l998 outside the previously productive limits of the field. All three were successful, testing at a total combined rate of 35 MMcf of natural gas per day. The Company expects to drill five additional wells in l999 to further extend the field and maintain field deliverability. Production from the Sierra Chata field is sold under a gas contract with certain "take-or-pay" and "delivery-or-pay" obligations with a Buenos Aires gas distribution company and to the Chilean market via the GasAndes Pipeline. In addition, natural gas produced in excess of contract requirements is sold on the spot market.

   GABON. Oil production commenced in January 1998 from the Tchatamba Marine field in the offshore Kowe Block and is currently producing 20.0 gross MBbls (3.4 net) per day. The Company holds an 18.75% participatory interest (net of the Gabonese government's 25% interest) in the exploitation license area covering the Tchatamba Marine field, and a 25% participatory interest in the remainder of the block's exploration area. Under the terms of the Kowe Block PSC, the Gabonese government may elect to take a 25% participatory interest in any exploitation areas. At year-end the contract area covered approximately 625,200 acres.

   Three additional discoveries have been made on the block consisting of the South Tchatamba, West Tchatamba and Orovinyare fields. Development activities were undertaken in l998 and will continue this year to bring the South Tchatamba field on production during the third quarter of l999 by tying its platform into existing production facilities. Commencement of production from the West Tchatamba and Orovinyare discoveries is expected to occur at the beginning of the year 2001.

   CHINA. The Company's first operated well in offshore China, the Ursa Prospect PY4-2-1 on Block 15/34, was completed as a discovery in April 1998. In September and October l998, a 1,600 square mile 3-D survey was acquired across Block 15/34. Based on this data, an appraisal well was designed and approved by partners in January 1999. Drilling of this appraisal well is scheduled during the second quarter of l999. The Company holds a 50% working interest in Block 15/34.

   BRAZIL. In December l998 the Company entered into a contract with the Brazilian oil company Petroleo Brasileiro S.A. ("Petrobras") to develop the Carauna Block in the Potiguar Basin offshore Brazil. The Company operates the block with a 51.4% working interest. Although there is only limited production from the block at this time, Petrobras has drilled ten productive wells which have discovered six separate field areas. In l999 the Company plans to re-enter several of these wells and install an early production system. Two appraisal wells are also budgeted. The Company plans to commence full production from the block during the fourth quarter of l999, and by the end of that year net production to the Company is estimated to be about 3.0 MBbls of oil per day.

EXPLORATION ACTIVITIES

  UNITED STATES OPERATIONS

   The Company's exploration in the U.S. is focused in offshore Gulf of Mexico and to a lesser degree, Southeast New Mexico. Capital expenditures of approximately $35 million were spent in 1998, the majority of which was for exploratory drilling in the Gulf of Mexico. U.S. exploration capital for 1999 has been reduced to approximately $4 million.

   Exploration in the Gulf of Mexico during 1998 was concentrated in the shallower water Shelf where the Company embarked on a strategy to high grade its assets. Deeper water opportunities will be selectively pursued. The Company drilled 12 gross (4.1 net) exploration wells in the Gulf of Mexico with 6 gross successful wells (2.6 net) for a success rate of 64%. The Company drilled the South Timbalier ("S.T.") 186 #C1 and the S.T. 179 #1 wells which were completed as discoveries. These wells commenced production in 1998 and were producing at a combined rate of approximately 20.5 MMcf of net natural gas per day at year-end. The Company is the operator and holds 100% and 50% working interests in these wells, respectively. The Company acquired five Gulf of Mexico tracts during 1998, four of which are located in the deeper water Flex trend.

   In Southeast New Mexico, the Company continues to focus on multiple Permian and Pennsylvania-aged reservoirs ranging in depth from 1,500 to 16,000 feet. Potentially significant completions were made on the Irish and Rainbow Prospects. At the Irish Prospect, where the Company holds 1,720 gross acres (800 net acres), the first well was completed and tested at 4.1 gross MMcf of natural gas per day from the lower Morrow Formation. At the Rainbow Prospect, where the Company holds 4,880 gross acres (1,562 net acres), the Thistle Unit #4 was completed and tested at 3.1 MMcf of natural gas per day. Development drilling is likely on these prospects pending satisfactory production performance of the discovery wells.

   As discussed above, in January 1999, the Company entered into a joint venture agreement with Westport Oil and Gas to explore for oil and gas in the deeper waters of the Gulf of Mexico. The exploration program includes interests in three exploration projects with the option to drill two additional prospects, review ten of Westport's prospects in both the deep and shallow waters of the Gulf and participate with Westport in the upcoming March lease sale.

INTERNATIONAL OPERATIONS

   The Company's international exploration program is concentrated primarily in Southeast Asia and West Africa. At year-end, the Company held interests in 25 blocks in nine countries. Capital expenditures totaled $42.3 million in 1998, which included participation in 27 gross exploratory wells (11.1 net wells) of which 9 gross (2.9 net) were successful. The Company plans to reduce international exploration capital to approximately $10 million for 1999.

   SOUTHEAST ASIA.

   INDONESIA. The Company drilled two successful discovery wells on the Jabung Block in 1998, the North Betara-1 and the Gemah 1. The North Betara-1 tested at 2,006 barrels of oil and condensate per day and 6.9 MMcf of natural gas per day. The Gemah 1 tested at 1,471 barrels of condensate per day and 21.8 MMcf of natural gas per day. The Lambur #1 was also drilled on the Jabung Block but failed to find commercial hydrocarbons. The Company also drilled the successful discovery well, Amuk, on the Salawati Island Block that flowed approximately 1,750 barrels of oil per day and has commenced production.

   CHINA. As stated above, the Company made its first discovery offshore China in 1998 on Block 15/34. More than 580 net feet of oil pay were measured within 33 sands over a gross interval of 3,000 feet. Six intervals were tested with combined flow rates of approximately 10.9 MBbls of oil per day. Subsequent to the discovery, a 40% expansion of the block boundaries with the China National Offshore Oil Company ("CNOOC") was negotiated. The Company holds a 50% working interest in Block 15/34 and is the operator. The Company also participated in the drilling of four wildcats in the South China Sea. Two of these wells were located on Block 23/28 in the Beibu Gulf area. Both wells failed to find commercial hydrocarbons and were subsequently plugged and abandoned. The Company held an 80% working interest in Block 23/28. The remaining two wells were non-operated wildcats that failed to find commercial hydrocarbons and were also plugged and abandoned.

   The Company signed a PSC with the CNOOC for the right to explore for hydrocarbons on Block 26/35 in the South China Sea. The Company holds a 100% working interest in the contract area and plans to acquire 2-D seismic data, with drilling anticipated to begin in early 2000. The Company also acquired two additional exploration blocks from the CNOOC in the Pearl River Mouth Basin near the Ursa discovery. Contracts are expected to be signed in the first quarter of 1999.

   MALAYSIA. The Company signed a PSC with Petroliam Nasional Berhad ("Petronas"), the state oil company of Malaysia, for offshore Block PM 308. This block is located along the east coast of the Malaysian peninsula and contains nearly 3,494,000 acres. The work program commitments for this block include seismic reprocessing, seismic acquisition and an obligation to drill three wells. In addition to the exploration opportunities, the partnership will have the right to develop the Rhu Field, a potentially commercial 1992 discovery on the block. One of the three obligation wells will be used as a Rhu Field appraisal well in the year 2000. The Company holds an 80% working interest in the block and is the operator.

  SOUTH AMERICA

   ARGENTINA. On the Bajo Baguales Block, the Company participated in an oil discovery at the Campamento Prospect. The well was drilled to total depth of approximately 3,600 feet and encountered two oil sands with total thickness of more than 20 feet. Delineation and development drilling of this discovery is scheduled to begin in 1999. A second exploration well, the Cerro Grande X-1 was drilled on a separate structure to the south of the discovery well and was plugged and abandoned. The Company is the operator and holds a 40% working interest in the Bajo Baguales Block.

   On Block CNQ-10, the Company drilled the Sierra Chata Norte exploration well in September that resulted in a discovery and proved the northward extension of the Company's Sierra Chata Field. A 3-D seismic program is scheduled to begin in early 1999 to help delineate the extension of the Sierra Chata Field to both the north and west.

   ECUADOR. Two wells were drilled during the year on Oriente Block 11, the Rubi-1 and the Aguas Blancas #1. The wells encountered oil accumulations that were not sufficient to justify development and were plugged and abandoned. The Company's obligation on Oriente Block 11 is now complete and plans to withdraw from Ecuador are underway.

   BRAZIL. The Company signed two exploration contracts in 1998 with Petrobras. These contracts pertain to the BES-3 exploration block, which was the first joint venture signed with Petrobras in Brazil's privatization process, and the BPOT-2 exploration block, which the Company will operate. The BES-3 block is located offshore in the Espirito Santo Basin northeast of Rio de Janeiro. The first exploratory well is anticipated to be drilled in 2000 after additional seismic is acquired and evaluated. The BPOT-2 block is located in the Potiguar Basin, offshore Brazil. Under terms of the BPOT-2 contract, two wells will be drilled on the block. Additional seismic will be shot to further evaluate the identified prospects and determine the drilling program.

  WEST AFRICA

   GABON. During 1998, the Company participated in the drilling of four exploratory wells on the Kowe Block in offshore Gabon, two of which were successful. The East Orovinyare-1 wildcat, located in the northern area of the block tested at approximately 400 barrels of oil per day. The Tchatamba West-1 wildcat was temporarily abandoned as a new discovery from the Madiela Zone. The well will be tested when production facilities are installed in early 1999. The Mpando-1 and the Isaaga-1 exploratory wells failed to find commercial hydrocarbons and were plugged and abandoned. The Company holds a 25% working interest in the Kowe Block.

   COTE D'IVOIRE. The Company holds interests in two blocks in offshore Cote d'Ivoire which cover approximately 359,000 acres. Two exploratory wells were drilled on Block CI-24 during 1998. Both wells failed to find commercial hydrocarbons and were plugged and abandoned. On Block CI-202, the Company completed a 3-D seismic program in 1998 and plans to drill one well on the block in 1999.

   GHANA. The Company signed a contract for the Keta Block in 1997, an area of approximately 2,594,000 acres covering both onshore and offshore portions of the Volta River. A significant portion of this block lies in the deeper waters of the Volta River Delta. The Company is obligated to reprocess existing seismic data, to acquire new data and to drill at least one exploratory well during the three-year primary term of the agreement. A 270 square kilometer 3-D seismic program was completed in 1998 on the Dolphin and Killer Whale prospects located in water depths shallower than 200 meters. The Company holds 100% of the working interest in the block and is the operator.

DRILLING ACTIVITIES

   The table below sets forth, for the periods indicated, the number of wells drilled in which the Company had an economic interest. As of December 31, 1998, wells in the process of drilling or completing included 9 gross (3.3 net) domestic exploratory wells, 15 gross (5.8 net) domestic development wells, 1 gross (0.1 net) foreign exploratory well and 1 gross (0.3 net) foreign development well.

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                           1998           1997          1996
                                      -------------  -------------  ------------
                                      GROSS    NET   GROSS    NET   GROSS   NET
                                      -----   -----  -----   -----  -----  -----
DEVELOPMENT WELLS
Domestic:
 Completed as natural gas wells ....   25.0     9.0   32.0     7.5   12.0    3.8
 Completed as oil wells ............   21.0    16.0   22.0     9.8   28.0   14.7
 Dry holes .........................    1.0     0.1    6.0     2.2    8.0    3.0

Foreign:
 Completed as natural gas wells ....   15.0     3.8    2.0     0.4    5.0    1.1
 Completed as oil wells ............   44.0    15.1   41.0     9.6   21.0    4.6
 Dry holes .........................    2.0     0.6    2.0     0.6    1.0    0.2
                                      -----   -----  -----   -----  -----  -----
Total Development ..................  108.0    44.6  105.0    30.1   75.0   27.4
                                      -----   -----  -----   -----  -----  -----

EXPLORATORY WELLS
Domestic:
 Completed as natural gas wells ....    8.0     3.4    9.0     2.9   10.0    5.1
 Completed as oil wells ............    2.0     0.6    7.0     3.4    6.0    2.9
 Dry holes .........................   17.0     6.1   21.0     7.5    8.0    3.0

Foreign:
 Completed as natural gas wells ....    2.0     0.7   --      --      1.0    0.2
 Completed as oil wells ............    7.0     2.2    1.0     0.3    2.0    0.7
 Dry holes .........................   18.0     8.2    5.0     1.8    6.0    1.9
                                      -----   -----  -----   -----  -----  -----
Total Exploratory ..................   54.0    21.2   43.0    15.9   33.0   13.8
                                      -----   -----  -----   -----  -----  -----
   Total ...........................  162.0    65.8  148.0    46.0  108.0   41.2
                                      =====   =====  =====   =====  =====  =====

PRODUCING WELLS

   The following table sets forth the Company's ownership in producing wells at December 31, 1998.

                                          U.S. (a)          ARGENTINA          INDONESIA (b)          GABON               TOTAL
                                     ---------------     ---------------     ---------------     ---------------     ---------------
                                     GROSS      NET      GROSS       NET     GROSS       NET     GROSS       NET     GROSS      NET
                                     -----     -----     -----       ---     -----       ---     -----       ---     -----     -----
Oil ............................     8,490       977       420       122       408       128         8         2     9,326     1,229
Natural gas ....................       561       162        24         5        14         5        --        --       599       172
                                     -----     -----     -----     -----     -----     -----     -----     -----     -----     -----
   Total .......................     9,051     1,139       444       127       422       133         8         2     9,925     1,401
                                     =====     =====     =====     =====     =====     =====     =====     =====     =====     =====

(a) Includes 75 gross wells with multiple completions.
(b) Includes 3 gross wells with multiple completions.

DOMESTIC ACREAGE

   The following table summarizes developed and undeveloped fee and leasehold acreage in the United States at December 31, 1998. Excluded from such information is acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests.

                                       UNDEVELOPED                DEVELOPED
                                  --------------------      --------------------
STATE                              GROSS         NET         GROSS         NET
- -----                             -------      -------      -------      -------

Alabama - Offshore .........       17,280        6,720        5,760        5,760
Alabama - Onshore ..........         --           --            824          112
Arkansas ...................          329           60          818          182
Colorado ...................        1,192        1,048        5,931        5,249
Kansas .....................           93           63        3,433          774
Louisiana - Offshore .......      268,389      135,172      194,043       71,574
Louisiana - Onshore ........        4,338        1,501        6,720        1,550
Michigan ...................       36,351       18,561         --           --
Mississippi ................          300           84        2,738          460
Montana ....................        4,751          617        1,070           55
New Mexico .................      174,740      109,582       72,166       40,979
North Dakota ...............        3,508        1,025        3,385          979
Oklahoma ...................        5,170        5,052       20,118        7,761
Pennsylvania ...............           20           20           25            3
Texas - Offshore ...........      134,292       83,585       48,132       17,751
Texas - Onshore ............      143,375      104,044      198,946      143,600
Utah .......................          800          395        2,608        1,373
Wyoming ....................       17,861        9,326       21,048       11,688
                                  -------      -------      -------      -------
  Total ....................      812,789      476,855      587,765      309,850
                                  =======      =======      =======      =======

FOREIGN ACREAGE

   The following table summarizes foreign acreage at December 31, 1998.

                                       UNDEVELOPED                DEVELOPED
                               -----------------------      --------------------
COUNTRY                            GROSS         NET         GROSS         NET
- -------                        ----------      -------      -------      -------

Argentina ..................    1,426,590      365,046       99,887       25,807
Brazil .....................      570,040      176,142       47,020       24,173
China ......................    2,181,928    1,549,341         --           --
Cote d'Ivoire ..............      339,585      250,625         --           --
Ecuador ....................      494,000      172,900         --           --
Gabon ......................      612,288      153,072       12,909        3,227
Ghana ......................    2,593,920    2,593,920         --           --
Indonesia ..................    5,988,831    2,191,735       18,390        4,152
Malaysia ...................    3,494,065    2,795,252         --           --
                               ----------   ----------      -------      -------
  Total ....................   17,701,247   10,248,033      178,206       57,359
                               ==========   ==========      =======      =======

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

   The properties conveyed to the Trust consisted of two term royalty interests in two production units in the Wasson field in West Texas and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states. At December 31, 1998, 4.1 MMBOE of the Company's estimated proved reserves were subject to such net profits interest. The reserve estimates included herein reflect the conveyance of the Wasson term royalties to the Trust.

   For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive support payments to the extent that such payments are required to provide distributions of $0.40 per Depository Unit per quarter or $2.52 million in the aggregate. Such support payments, if needed, will come from the Company's remaining royalty interest in one of the production units in the Wasson field described above, and are non-recourse to the Company. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such payments. The aggregate amount of the support payments (net of any amounts recouped) is limited to $20.0 million on a revolving basis. Through the end of 1998, the Trust had received support payments totalling $2,168,000. During 1996 and the first six months of 1997 the Company recouped $2,074,000 of such payments. In 1999, the Company has made an additional support payment of $779,000. Depending on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make distributions of $0.40 per quarter. In such instances the Company would be required to make support payments. Due to low commodity prices, almost all of the production proceeds from Santa Fe's royalty interest in the Wasson ODC unit for the quarter ended December 31, 1998 were used to make the support payment.

CURRENT MARKETS FOR OIL AND GAS

   Substantially all of the Company's oil and gas production is sold at market responsive prices. The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. The price received by the Company for its crude oil and natural gas depends upon numerous factors, the majority of which are beyond the Company's control, including economic conditions in the United States and elsewhere, the world political situation as it affects OPEC, the Middle East and other producing countries, the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding the balance of world demand for and supply of oil and gas. The fluctuation of natural gas prices reflects the seasonal swings of storage inventory, weather conditions, and increasing utilization of natural gas for electric generation as it affects overall demand. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the Company's development and exploration programs, proved reserves, revenues, profitability and cash flow. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

   In Argentina, the Company markets its crude oil for U.S. dollars under market responsive terms. Production from the El Tordillo field is generally exported from Argentina and sold into the international market. Production from the Tupungato field is sold under a long-term contract to a local refinery under market responsive terms. Gas from the Sierra Chata field is sold under long-term contracts in Argentina and Chile for prices ranging between $1.15 and $1.35 per MMBtu. Gas production in excess of the contract requirements is sold on the local spot market.

   The Company sells its Indonesian crude oil production for U.S. dollars to markets outside of Indonesia except for its production from the Jabung Block which it sells currently to the Indonesian state oil agency for U.S. dollars. The Company sells its Gabonese crude oil production for U.S.
dollars into the international markets.

   The Company periodically hedges a portion of its oil and natural gas production to manage its exposure to volatility in prices of oil and natural gas. See Note 14 to the Consolidated Financial Statements.

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

   FEDERAL REGULATION. A portion of the Company's oil and gas leases are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS"), both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, Army Corps of Engineers and Environmental Protection Agency), lessees must obtain a permit from the BLM or the MMS prior to the commencement of drilling. The interstate transportation of natural gas is regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 and, to a lesser extent, the Natural Gas Policy Act of 1978. Since the early 1990s, FERC's regulatory efforts have centered largely around its generic rulemaking proceeding, Order No. 636. Through Order No. 636 and successor orders, FERC has undertaken to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative gas suppliers. By requiring interstate pipelines to "unbundle" their sales services and to provide their customers with direct access to any upstream pipeline capacity held by pipelines, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase gas directly from third-party merchants other than the pipelines. In general, Order No. 636 has facilitated the transportation of gas and the direct access to end-user markets.

   With the completion of the Order No. 636 implementation process on the FERC level, FERC's natural gas regulatory efforts have turned towards a number of other important policies, all of which could significantly affect the marketing of gas. Some of the more notable of these regulatory initiatives include (i) two new generic initiatives seeking industry input regarding the pricing, availability, and terms of service for both the short-term and long-term natural gas capacity markets, (ii) FERC's ongoing efforts, aided by the participation of various industry segments through the rulemaking process that resulted in Order No. 587 and its successor orders, to implement uniform standards for pipeline electronic bulletin boards, electronic data exchange, and basic business and operational practices of the pipelines, (iii) the issuance of a merger policy statement, as well as the consideration and relatively expedient approval of a surge in merger applications (especially a number of so called "convergence" mergers between electric utilities and gas companies), (iv) increased acceptance of market and other non-cost-based rates, such as negotiated rates, for interstate pipeline transmission and storage capacity, (v) a newly modified rate-of-return on equity policy for interstate pipelines, and (vi) the examination, through a number of formal rulemaking proceedings, of certain general topics affecting the current energy industry (including a review of regulations governing EX-PARTE communications, a proposed collaborative process for energy facility applications, an updated landowner notification procedure for pipeline environmental assessments, and the proposed elimination of a number of outdated filing and reporting requirements for pipeline certification applications).

   In addition to natural gas regulatory concerns, the FERC's unbundling of the wholesale electric industry through generic rulemaking proceedings in Order Nos. 888 and 889 and their successor orders may impact the natural gas industry. The unbundling of the wholesale electric industry, along with the recent trend toward the implementation of regional system operators and associated power exchanges, have already been recognized as forcing electric utilities to seek out more competitive sources of (or alternatives to) supplies for their gas-fired generation units.

   Numerous states have implemented statutory and regulatory initiatives requiring local distribution companies ("LDCs") to develop (to various degrees) unbundled transportation and related service options and rates. Typically, these programs are designed to allow the LDCs' commercial, industrial, and, in more and more cases, residential, customers to have access to transportation service on the LDC, coupled with an ability to select third-party city-gate gas suppliers. Similarly, several states are also addressing the unbundling of the retail electric markets, ranging from the consideration of initial unbundling proposals to permitting, in varying degrees, the implementation of programs allowing direct retail access. These developments have already led a number of industry participants to redirect significant marketing resources to these emerging energy markets.

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

   Adobe Resources Corporation, which was merged into the Company in 1992, was named as a PRP with respect to the Gulf Coast Vacuum Services Superfund site located in Abbeville, Louisiana. The Company has entered into a sharing agreement with other PRPs to participate in the final remediation of this site. The remediation phase is expected to be completed by June 1999, at which time the long-term monitoring phase will commence. The Company estimates its share of the remediation and monitoring phases to be approximately $150,000, which has been provided for in the Company's financial statements.

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

INSURANCE COVERAGE MAINTAINED WITH RESPECT TO OPERATIONS

   The Company maintains insurance policies covering its operations in amounts and areas of coverage normal for a company of its size in the oil and gas exploration and production industry. These include, but are not limited to, workers' compensation, employers' liability, automotive liability and general liability. In addition, umbrella liability and operator's extra expense policies are maintained. All such insurance is subject to normal deductible levels. The Company does not insure against all risks associated with its business either because insurance is not available or because it has elected not to insure due to prohibitive premium costs.

EMPLOYEES

   At December 31, 1998, the Company had 1,286 total employees, including 861 foreign nationals working in Indonesia and Argentina. The Company believes that its relations with its employees are satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

   The Company, its subsidiaries and other related companies are named defendants in several lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, in the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's shareholders in the fourth quarter of 1998.

                                  PART II

ITEM 5.  MARKET  FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The Company's common stock is listed on the New York Stock Exchange and trades under the symbol SFR. The following table sets forth information as to the last sales price per share of the Company's common stock as quoted on the Consolidated Tape System for each calendar quarter in 1997 and 1998.

                                                           PRICE RANGE
                                                        ----------------
                                                          HIGH     LOW
                                                        -------  -------
   1997
     First Quarter..........................            $15.875  $12.500
     Second Quarter.........................             15.750   12.625
     Third Quarter (a)......................             15.500    8.062
     Fourth Quarter.........................             14.062    9.875

   1998
     First Quarter..........................            $11.687   $8.812
     Second Quarter.........................             11.562    9.375
     Third Quarter..........................             11.000    6.844
     Fourth Quarter.........................              9.187    5.375


(a)On July 25, 1997 the Company distributed pro rata to its common shareholders all of the shares of Monterey common stock that it owned by means of a tax-free distribution. The market price of the Company's common stock declined to reflect the distribution of 0.44 common shares of Monterey for each common share of Santa Fe. Between the distribution date and November 4, 1997, the date that Monterey's common shares were exchanged for shares of Texaco, Inc. pursuant to the merger agreement between the two companies, the market price of Monterey's common shares ranged from a low of $13.875 to a high of $21.1875 in the third quarter of 1997 and ranged from a low of $19.9375 to a high of $21.5625 in the fourth quarter of 1997.

   Except for the distribution of shares of Monterey common stock described above, the Company has not paid dividends on its common stock since the third quarter of 1993. The determination of the amount of future cash dividends, if any, to be declared and paid is in the sole discretion of the Company's Board of Directors and will depend on the Company's financial condition, earnings and funds from operations, the level of its capital and exploration expenditures, dividend restrictions in its financing agreements, its future business prospects and other matters as the Company's Board of Directors deems relevant. For a discussion of certain restrictions on the Company's ability to pay dividends, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations- Financing Activities".

   At December 31, 1998 the Company had approximately 29,190 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

   See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results, Including Monterey."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company's U.S. core areas of operations are in the Permian Basin of West Texas and Southeastern New Mexico and offshore Gulf of Mexico. Its international core areas are located in Southeast Asia, South America and West Africa. The Company conducts development activities in each of its core areas and is growing more rapidly in the international area where it has recently brought discoveries in Indonesia and Gabon on production. The Company's exploration activities are conducted in each of the international core areas, particularly Southeast Asia and West Africa, the Gulf of Mexico and to a lesser degree Southeast New Mexico.

   As described in Note 3 of the Notes to the Consolidated Financial Statements, the Company completed the Spin Off of Monterey on July 25, 1997. The consolidated financial statements for the year ended December 31, 1997 include seven months of Monterey's results. As a result of this transaction, management believes the consolidated results for 1997 and 1996 are not representative of the Company's on-going operations. Consequently, in order to provide public investors with more relevant information, the following discussions focus on the results of the Company, excluding Monterey.

PROPOSED MERGER

   On January 13, 1999, Santa Fe entered into a Merger Agreement with Snyder Oil Corporation which provides that Snyder will be merged with and into Santa Fe. In connection with the merger, the name of Santa Fe will be changed to Santa Fe Snyder Corporation and Santa Fe's authorized common stock will be increased to 300,000,000 shares. Under the agreement, Snyder shareholders will receive 2.05 shares of Santa Fe common stock for each share of Snyder common stock. The Company will account for this transaction using the purchase method of accounting as of the effective date, which is expected in the second quarter of 1999. The merger is conditioned, among other things, upon securing regulatory and shareholder approval.

   The Company's management believes that the merger of Santa Fe and Snyder will create a larger, more diversified, financially stronger and more cost efficient enterprise. Snyder's producing properties are entirely located in the United States, primarily in the Gulf of Mexico, the Rocky Mountains and northern Louisiana. On a pro forma combined basis, Santa Fe Snyder had estimated proved reserves of 315 million barrels of oil equivalent at year-end 1998, of which approximately 65% are domestic. The Company estimates that the merger will result in annual overhead savings of approximately $20 million.

           UNAUDITED FINANCIAL STATEMENTS AND OPERATING SCHEDULES
                             EXCLUDING MONTEREY

   The following unaudited financial statements and operating schedules were derived from the consolidated financial statements of the Company included elsewhere herein and set forth the results of the Company excluding Monterey Resources, Inc. and its predecessor operations, the Western Division of the Company, for the years ended December 31, 1997 and 1996. Income taxes were computed on a separate company basis as if the Company had filed returns excluding Monterey and its predecessor operations for those same years.

                           SANTA FE EXCLUDING MONTEREY
                             STATEMENT OF OPERATIONS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------
                                                             1998       1997       1996
                                                           -------    -------    -------
Revenues:
      Sales of crude oil and liquids ...................   $ 171.3    $ 196.0    $ 185.5
      Sales of natural gas .............................     119.1      137.5      104.5
      Other ............................................       0.6       --          0.4
                                                           -------    -------    -------
         Total revenues ................................     291.0      333.5      290.4
                                                           -------    -------    -------
Costs and expenses:
      Production and operating .........................     112.5       87.6       80.6
      Exploration, including dry hole costs ............      71.1       48.2       32.8
      Depletion, depreciation and amortization .........     136.1      105.5      110.7
      Impairment of oil and gas properties .............      87.8       --         57.4
      General and administrative .......................      19.7       20.5       21.1
      Taxes other than income ..........................      16.3       14.7       17.2
      Loss (gain) on disposition of assets .............       1.5       (3.6)     (12.2)
                                                           -------    -------    -------
         Total costs and expenses ......................     445.0      272.9      307.6
                                                           -------    -------    -------
Income (loss) from operations ..........................    (154.0)      60.6      (17.2)
      Interest income ..................................       6.2        1.5        1.8
      Interest expense .................................     (22.0)     (12.1)     (12.6)
      Interest capitalized .............................       7.2        5.7        4.0
      Other income (expense) ...........................      (0.3)      (0.6)      (1.0)
                                                           -------    -------    -------
Income (loss) before income taxes and extraordinary item    (162.9)      55.1      (25.0)
      Current income tax (expense) benefit .............      11.4        6.0       (6.1)
      Deferred income tax (expense) benefit ............      52.8      (25.9)      24.3
                                                           -------    -------    -------
Income (loss) before extraordinary item ................     (98.7)      35.2       (6.8)
      Extraordinary item - debt extinguishment costs ...      --         --         (1.5)
                                                           -------    -------    -------
Net income (loss) ......................................     (98.7)      35.2       (8.3)
      Preferred dividend requirement ...................      --         (3.6)     (13.5)
      Convertible preferred premium ....................      --         (8.4)     (33.7)
                                                           -------    -------    -------
Earnings (loss) attributable to common shares ..........   $ (98.7)   $  23.2    $ (55.5)
                                                           =======    =======    =======
Earnings (loss) per common share, basic and diluted
      Before extraordinary item ........................   $ (0.96)   $  0.24    $ (0.59)
      Extraordinary item - debt extinguishment costs ...      --         --        (0.02)
                                                           -------    -------    -------
      Per common share .................................   $ (0.96)   $  0.24    $ (0.61)
                                                           =======    =======    =======
Weighted average number of shares outstanding ..........     102.6       98.6       90.6
                                                           =======    =======    =======

                        SANTA FE EXCLUDING MONTEREY
                               BALANCE SHEET
                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)

                                                                                DECEMBER 31,
                                                                           --------------------
                                                                              1998       1997
                                                                           --------    --------
                                 ASSETS
Current Assets:
   Cash and cash equivalents ...........................................   $   12.1    $    5.6
   Accounts receivable, net ............................................       53.2        70.9
   Inventories .........................................................       19.0        14.5
   Other current assets ................................................       31.7        21.8
                                                                           --------    --------
      Total Current Assets .............................................      116.0       112.8
                                                                           --------    --------

Properties and equipment, at cost:
   Oil and gas (successful efforts method of accounting) ...............    1,956.5     1,682.4
   Other ...............................................................       20.5        16.8
                                                                           --------    --------
                                                                            1,977.0     1,699.2
                                                                           --------    --------
   Accumulated depletion, depreciation, amortization and impairment ....   (1,258.7)   (1,049.5)
                                                                           --------    --------
      Net property and equipment .......................................      718.3       649.7
                                                                           --------    --------

Other Assets:
   Deferred income taxes ...............................................       13.5        --
   Other ...............................................................       11.2        26.4
                                                                           --------    --------
      Total Other Assets ...............................................       24.7        26.4
                                                                           --------    --------

Total Assets ...........................................................   $  859.0    $  788.9
                                                                           ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ....................................................   $  123.3    $  106.7
   Income taxes payable ................................................        1.2         6.5
   Interest payable ....................................................        1.9         1.4
   Other current liabilities ...........................................       12.8        19.4
                                                                           --------    --------
      Total Current Liabilities ........................................      139.2       134.0
                                                                           --------    --------

Long-term debt .........................................................      330.6       121.7
Deferred revenues ......................................................        3.6         3.7
Other long-term obligations ............................................       37.2        36.3
Deferred income taxes ..................................................       --          38.5

Commitments and Contingencies (See Note 14)

Shareholders' Equity:
   Preferred stock, $0.01 par value, 38.1 shares authorized, none issued       --          --
   Common stock, $0.01 par value, 200.0 shares authorized,
      102.2 shares and 103.0 shares issued and outstanding, respectively        1.0         1.0
   Paid-in capital .....................................................      728.2       728.2
   Accumulated deficit .................................................     (372.5)     (273.2)
   Treasury stock, at cost, 0.8 shares and 0.1 shares, respectively ....       (6.8)       (0.6)
   Unamortized restricted stock awards .................................       (1.5)       (0.7)
                                                                           --------    --------
Total Shareholders' Equity .............................................      348.4       454.7
                                                                           --------    --------

Total Liabilities and Shareholders' Equity .............................   $  859.0    $  788.9
                                                                           ========    ========

                        SANTA FE EXCLUDING MONTEREY
                          STATEMENT OF CASH FLOWS
                               (IN MILLIONS)
                                (UNAUDITED)

                                                                  YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                  1998     1997      1996
                                                                ------    ------    ------
Operating activities:
   Net income (loss) ........................................   $(98.7)   $ 35.2    $ (8.3)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depletion, depreciation and amortization ..............    136.1     105.5     110.7
      Impairment of oil and gas properties ..................     87.8      --        57.4
      Deferred income taxes .................................    (52.8)     25.9     (25.2)
      Loss (gain) on disposition of assets ..................      1.5      (3.6)    (12.2)
      Exploratory dry hole costs ............................     38.4      23.7      10.9
      Other .................................................      3.9       5.1       6.7
   Changes in operating assets and liabilities ..............     (1.1)      1.4       1.8
                                                                ------    ------    ------

Net cash provided by operating activities ...................    115.1     193.2     141.8
                                                                ------    ------    ------

Investing activities:
   Capital expenditures, including exploratory dry hole costs   (191.9)   (172.7)   (142.0)
   Acquisition of producing properties ......................   (117.6)    (84.9)    (34.9)
   Collection on production payment .........................     --        --        30.0
   Settlements with subsidiary, net .........................     --        --        30.3
   Net proceeds from disposition of assets ..................      2.0      32.5      24.9
   Dividends received from Monterey Resources, Inc. .........     --        16.8      --
   Investment in Monterey Resources, Inc. ...................     --        --        (0.5)
                                                                ------    ------    ------

Net cash used in investing activities .......................   (307.5)   (208.3)    (92.2)
                                                                ------    ------    ------

Financing activities:
   Issuance of Santa Fe Energy Resources, Inc. common stock .      1.6       2.8       2.4
   Purchase of 7% Series convertible preferred stock ........     --        --       (94.0)
   Net change in long-term debt .............................    208.9      18.2      20.0
   Cash dividends paid ......................................     --        (5.1)    (14.8)
   Treasury stock purchased .................................    (11.6)     (0.5)     (0.5)
                                                                ------    ------    ------

Net cash provided by (used in) investing activities .........    198.9      15.4     (86.9)
                                                                ------    ------    ------

Net increase (decrease) in cash and cash equivalents ........      6.5       0.3     (37.3)
Cash and cash equivalents at beginning of period ............      5.6       5.3      42.6
                                                                ------    ------    ------

Cash and cash equivalents at end of period ..................   $ 12.1    $  5.6    $  5.3
                                                                ======    ======    ======

                        SANTA FE EXCLUDING MONTEREY
                            OPERATING SCHEDULES
                                (UNAUDITED)

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              1998          1997          1996
                                            -------       -------       -------
CRUDE OIL AND LIQUIDS PRODUCED
  REVENUES (IN MILLIONS)
   Sales
     Domestic ........................      $  89.4       $ 139.4       $ 142.7
     Argentina .......................         21.3          30.5          25.8
     Indonesia .......................         53.4          27.4          29.5
     Gabon ...........................          7.7          --            --
                                            -------       -------       -------
                                              171.8         197.3         198.0
   Hedging ...........................          2.5           2.2         (10.2)
   Net profits payments ..............         (3.0)         (3.5)         (2.3)
                                            -------       -------       -------
                                            $ 171.3       $ 196.0       $ 185.5
                                            =======       =======       =======
  VOLUMES (MBBLS/DAY)
   Domestic ..........................         21.2          21.1          19.5
   Argentina .........................          5.4           4.9           3.7
   Indonesia .........................         12.3           4.3           4.3
   Gabon .............................          1.8          --            --
                                            -------       -------       -------
                                               40.7          30.3          27.5
                                            =======       =======       =======
  SALES PRICES ($/BBL)
   Unhedged
     Domestic ........................      $ 11.60       $ 18.07       $ 19.96
     Argentina .......................        10.73         16.93         19.06
     Indonesia .......................        11.91         17.58         18.92
     Gabon ...........................        11.59          --            --
     Total ...........................        11.58         17.82         19.68
   Hedged ............................        11.74         18.02         18.66

NATURAL GAS PRODUCED
  REVENUES (IN MILLIONS)
   Sales
     Domestic ........................      $ 111.7       $ 133.1       $ 120.9
     Argentina .......................         12.2          10.1           9.7
     Indonesia .......................          0.1           0.1           0.1
                                            -------       -------       -------
                                              124.0         143.3         130.7
   Hedging ...........................         --            --           (21.4)
   Net profits payments ..............         (4.9)         (5.8)         (4.8)
                                            -------       -------       -------
                                            $ 119.1       $ 137.5       $ 104.5
                                            =======       =======       =======
  VOLUMES (MMCF/DAY)
   Domestic ..........................        152.1         153.0         142.2
   Argentina .........................         25.7          21.4          20.8
   Indonesia .........................          0.2           0.3           0.4
                                            -------       -------       -------
                                              178.0         174.7         163.4
                                            =======       =======       =======
  SALES PRICES ($/MCF)
   Unhedged
     Domestic ........................      $  2.01       $  2.38       $  2.32
     Argentina .......................         1.30          1.30          1.27
     Indonesia .......................         1.01          1.04          1.04
     Total ...........................         1.91          2.25          2.18
   Hedged ............................         1.91          2.25          1.83

                                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                    1998        1997          1996
                                                  ------      ------          ------
COSTS AND EXPENSES PER BOE, UNAUDITED
  Production and operating (a) ................   $ 4.38      $ 4.05 (e)      $ 4.03
  Exploration, including dry hole costs .......     2.77        2.23 (e)(f)     1.64
  Depletion, depreciation and amortization.....     5.30        4.86            5.39 (h)
  General and administrative ..................     0.77        0.93 (e)(f)(g)  0.88 (i)
  Taxes other than income (b) .................     0.63        0.68            0.86
  Interest, net (c) ...........................     0.52 (d)    0.23            0.34
                                                  ------      ------          ------
   Total Costs and Expenses ...................   $14.37      $12.98          $13.14
                                                  ======      ======          ======

a)  Excludes related production, severance and ad valorem taxes.
b)  Includes related production, severance and ad valorem taxes.
c)  Reflects interest expense less amounts capitalized and interest income.
d) Excludes effect of $4.7 million ($0.18 per BOE) of interest income on federal income tax audit refunds.
e) Excludes benefit of $1.3 million general and administrative ($0.06 per BOE), $0.3 million production and operating (0.01 per BOE) and $0.4 million exploration costs and expenses ($0.02 per BOE) related to a pension curtailment benefit from the Monterey Spin Off in 1997.
f) Excludes effect of $0.5 million general and administrative ($0.02 per BOE) and $0.1 million exploration costs and expenses ($0.01 per BOE) related to compensation expenses resulting from the Spin Off in 1997.
g) Excludes effect of $1.1 million in administrative costs related to the Spin Off of Monterey ($0.05 per BOE) in 1997.
h) Excludes effect of unproved property writedowns of $0.13 per BOE.
i) Excludes effect of $1.6 million charge related to the abandonment of an office lease and $2.0 million in costs and expenses related to the Monterey IPO ($0.18 per BOE).

GENERAL

   As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. Crude oil prices fell in the fourth quarter of 1997 and early 1998 in part due to uncertainties about the strength of some Asian economies and continued to decline through the fourth quarter of 1998. In 1998 the actual average crude oil and liquids sales price (unhedged) received by the Company ranged from a high of $12.83 per barrel in the first quarter of 1998 to a low of $10.32 per barrel in the fourth quarter of 1998. The Company's average crude oil and liquids sales price (unhedged) received in January 1999 was $10.26 per barrel. Based on operating results for 1998, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales prices would result in a corresponding $10.0 million change in net income and a $12.7 million change in cash flow from operating activities. The price of natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price received by the Company in 1998 for its natural gas ranged from a high of $1.99 per Mcf in the second quarter of 1998 to a low of $1.85 per Mcf in the fourth quarter of 1998. The Company's average gas price received in January 1999 was $1.69 per Mcf. Based on operating results for 1998, the Company estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $4.1 million change in net income and a $5.9 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's oil hedging program, its debt levels and related interest expense, its reserve levels or the level of capital expenditures, that might result from a change in crude oil and natural gas prices. With regard to the Company's Argentina operations, the Company sells its natural gas production under long-term contracts at prices ranging from $1.15 to $1.35 per MMbtu.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

   OIL AND GAS REVENUES. Total revenues for 1998 of $291.0 million were 12.7% lower than 1997, due to lower realized prices for crude oil liquids and natural gas which were down 35% and 15%, respectively. The Company's crude oil and liquids production for 1998 increased over 34% to 40.7 MBbls per day from 30.3 MBbls per day in 1997. The production increase was primarily due to new production from the Mudi, N. Geragai and Makmur fields in Indonesia and the Tchatamba field in Gabon, augmented by the acquisition of an additional working interest in the Mudi field a full year of production from the Tupungato field in Argentina. Natural gas production increased to 178.0 MMcf per day in 1998 compared with 174.7 MMcf per day for the same period in 1997. Gas production from new wells in Southeast New Mexico, the Gulf of Mexico and Argentina more than offset the loss of production from natural production declines, property sales and weather-related disruptions in the Gulf of Mexico. Crude oil prices realized in 1998 averaged $11.74 per barrel, including a $0.16 per barrel hedging benefit, compared with $18.02 per barrel, net of a $0.20 per barrel hedging benefit in 1997. Natural gas prices realized in 1998 averaged $1.91 per Mcf, compared with an average of $2.25 per Mcf in 1997.

   COSTS AND EXPENSES. Production and operating expense for the year ended December 31, 1998 increased by 28% to $112.5 million from $87.6 million in 1997 principally due to increased crude oil and natural gas production, as noted above. Operating costs per unit of production increased to $4.38 per BOE versus $4.05 in 1997 primarily due to increased international production under production sharing contracts and the weather-related disruptions in the Gulf as mentioned above. Exploration expense in 1998 increased to $71.1 million from $48.2 million in 1997, primarily due to dry hole costs in Cote d'Ivoire, China and Ecuador and seismic programs in China and Gabon. Depletion, depreciation and amortization ("DD&A") for 1998 increased to $136.1 million from $105.5 million for the same period of 1997 primarily due to increased production.

DD&A per BOE increased to $5.30 from $4.86 due primarily to new production from higher cost properties in the Gulf of Mexico. Impairments of $87.8 million were recorded in 1998 primarily on producing oil and gas properties and unproven leasehold in the Gulf of Mexico. The impairments of oil and gas properties were primarily the result of lower oil and gas prices which are not expected to improve in the near term. The oil and gas impairment tests were based on estimates of future cash flows using an initial WTI spot oil price and an initial New York Mercantile Exchange ("NYMEX") gas price based on quoted forward market prices which were moderately escalated. Future cash flows at December 31, 1998 were based on the Company's estimate of proved reserves and significantly risked probable and possible reserves. The impairment of unproven leasehold was the result of management's decision not to develop these leases.

   Interest income for 1998 included $4.7 million related to refunds on federal income tax audits. Interest expense increased by $9.9 million in 1998, reflecting an increase in borrowings from 1997. Income taxes for 1998 included a $6.0 million benefit related to the favorable settlement of an audit and a $2.4 million benefit related to an anticipated income tax refund. The preferred dividend requirement decreased $3.6 million in 1998 due to the purchase and conversion of all of the Company's outstanding preferred stock, which included the Convertible Preferred Stock, 7% Series (the "7% Preferred") and the $.732 Series A Convertible Preferred (the "DECS"). In November 1996 the Company purchased 3.8 million of the outstanding shares of its 7% Preferred for $24.50 per SHARE. In the second quarter of 1997, the Company converted the remaining
1.2 million outstanding shares of 7% Preferred for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a noncash reduction in earnings to common shares (which is reflected as a convertible preferred premium in the Statement of Operations) of $8.4 million in 1997. Also, in the second quarter of 1997, the Company converted all 10.7 million outstanding shares of its DECS into 9.1 million shares of common stock which had no effect on the Company's earnings to common shares.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

   OIL AND GAS REVENUES. Total revenues from crude oil and natural gas sales increased by 15% to $333.5 million for the year ended December 31, 1997 compared with $290.4 million for the same period in 1996. The increase was due primarily to increased crude oil and natural gas production and improved natural gas prices, partially offset by lower realized crude oil prices. The Company's crude oil and liquids production for 1997 increased over 10% to 30.3 MBbls per day from 27.5 MBbls per day in 1996. The production increase was primarily due to property acquisitions in the Permian Basin and Argentina, the Company's ongoing exploration and development program and commencement of production at the N. Geragai field in Indonesia. Natural gas production increased to 174.7 MMcf per day in 1997 from 163.4 MMcf per day for the same period in 1996. New wells in the Central Division and in the Gulf of Mexico more than offset normal production declines and the loss of production from property sales in the Gulf. Crude oil prices realized in 1997 averaged $18.02 per barrel, including a $0.20 per barrel hedging benefit, compared with 1996 when the average realized oil price was $18.66 per barrel, net of a $1.02 per barrel hedging expense. Natural gas prices realized in 1997 averaged $2.25 per Mcf, compared with an average of $1.83 per Mcf in 1996, net of a $0.35 per Mcf hedging expense. No natural gas was hedged in 1997.

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

   Income taxes for 1996 included an $8.3 million deferred tax benefit related to certain foreign expenditures incurred in prior periods. The extraordinary expense item of $1.5 million reported in 1996 represents costs and expenses, net of related income taxes, associated with the retirement of certain of the Company's debt in association with the Monterey IPO. See Note 3 to the Consolidated Financial Statements. The preferred dividend requirement decreased $9.9 million in 1997 due to the purchase and conversion of all of the Company's outstanding preferred stock. With respect to the Company's purchase of the 3.8 million shares of the 7% Preferred in 1996, the $33.7 million excess of the cost of the acquired shares over the book value of such shares is reflected in the Statement of Operations as a convertible preferred premium.

LIQUIDITY AND CAPITAL RESOURCES

   CAPITAL EXPENDITURES. In 1998, the Company's primary needs for cash were for exploration, development and acquisition of oil and gas properties. The Company spent $327.1 million for capital expenditures in 1998 and expects to spend approximately $145 million in 1999. Because the actual amounts expended in the future and the results therefrom will be influenced by numerous factors, including many beyond the Company's control, no assurances can be given as to the amounts that will be expended. The Board of Directors has authorized the Company to buy back up to $50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. From December 1997 through October 1998, the Company purchased 1.3 million common shares for approximately $12 million. The Company is not currently buying back its common stock.

   CAPITAL RESOURCES. The Company's capital resources consisted of cash flow from operating activities of $115.1 million and funds available under its bank credit facilities including its revolving credit agreement (the "Credit Agreement") which matures May 15, 2003. Subject to the covenants described below, the Credit Agreement permits the Company to obtain revolving credit loans and issue letters of credit having a maximum aggregate amount of $335 million of which $30 million is available for letters of credit. Borrowings under the agreement are unsecured and interest rates are tied to the agent bank's prime rate or eurodollar offering rate, at the Company's option. Actual interest rates varied from 6.0% to 6.4% for the year ended December 31, 1998. At December 31, 1998, the Company had $225.0 million in borrowings outstanding under the Credit Agreement, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amount on a long-term basis. The Company had one letter of credit outstanding under the Credit Agreement at December 31, 1998 for $22.1 million and one letter of credit outside the Credit Agreement for $1.8 million.

   The Credit Agreement and the Indenture for the Debentures (see Note 8 to the Consolidated Financial Statements) include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at December 31, 1998 the Company could incur approximately $168 million of additional indebtedness of which $70 million could be borrowings under the Credit Agreement. As of December 31, 1998, these covenants do not allow the Company to pay dividends or repurchase capital stock.

   In addition to the Credit Agreement, the Company also has one short-term uncommitted line of credit totalling $20.0 million which is used to meet short-term cash needs. At December 31, 1998, the Company had $6.0 million in borrowings under these facilities, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amount on a long-term basis. Actual interest rates varied from 5.6% to 7.5% for the year ended December 31, 1998.

   The Company has historically funded its operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. The Company believes that cash flow from operations and the borrowing availability under the Credit Agreement will be sufficient to meet its anticipated capital requirements for 1999.

   ENVIRONMENTAL MATTERS. Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As has been done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Items 1 and 2. "Business and Properties, Other Business Matters - Environmental Regulation" and Note 14 to the Consolidated Financial Statements.

   INDONESIA. The Company's Asian producing operations are located in Indonesia. During the last two years, Indonesia and other Asian countries experienced significant devaluations in their currencies and hyper-inflation, which have resulted in disruptions and uncertainties in financial markets, and political and social instability. These uncertainties resulted in the resignation of Indonesia's President Suharto after 32 years in office. Although Indonesia has a well established history of honoring its contractual commitments and concession terms, it is uncertain which political party will take control over Indonesia's government in elections scheduled this summer or whether the new government will seek reforms in, or take other actions with respect to, governmental concessions and production sharing contracts.

   One effect of the currency devaluation has been to reduce certain operating and administrative costs incurred by the Company in its Indonesian operations, thus reducing the number of cost recovery barrels it retains in reimbursement of such expenses, and to reduce the value of certain receivables and payables which are denominated in the local currency, the rupiah. In addition, the Company has experienced delays in collecting some receivables, but has been able to collect the amounts owed in full. The Company has experienced disruptions in the delivery of some services and goods, which has led to delays in certain operations and associated production.

   The Company sells its Indonesian production for U.S. dollars generally outside of Indonesia. The Company currently sells its production from the North Geragai and Makmur fields to the Indonesian state oil agency for U.S. dollars. In 1998 the Company's Indonesian operations generated $9.1 million of income from operations and $28.8 million in cash flow from operating activities. While the financial uncertainties in Asia have not had a significant effect on the Company's operations in Indonesia to date, the Company cannot predict with any certainty the future effects of continued financial disruptions, if any, on its income from Indonesian operations and future development activity in Indonesia.

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

CONSOLIDATED RESULTS, INCLUDING MONTEREY

   For the year ended December 31, 1997, the Company reported total revenues of $514.7 million, total costs and expenses of $403.9 million and earnings to common shares of $42.7 million or $0.43 per share. These results reflect the consolidation of Monterey Resources for the first seven months of the year. For the year ended December 31, 1996 the Company reported total revenues of $583.3 million, total costs and expenses of $493.8 million and a loss to common shares of $10.8 million or $0.12 per share. Monterey Resources is included in the Company's consolidated results for all of 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

   OIL AND GAS REVENUES. Total revenues from crude oil and natural gas decreased to $290.4 million in 1998 from $493.8 million in 1997. The decrease is primarily due to the contribution of Monterey for seven months of 1997 combined with lower realized prices in 1998. Monterey contributed $180.8 million in crude oil and natural gas revenues in 1997.

   COSTS AND EXPENSES. Total costs and expenses increased to $445.0 million in 1998 from $403.9 million in 1997. The increase is primarily due to impairments of oil and gas properties of $87.8 million, higher DD&A expense and dry hole costs in 1998, partially offset by Monterey's $131.0 million contribution to expenses in 1997.

   The Company had no preferred dividend requirement in 1998 due to the conversion of all of the Company's outstanding preferred stock in 1997. The Company recognized reductions in earnings attributable to common shares of $8.4 million in 1997 related to the conversion of the Company's 7% Preferred as described above. See Notes 9 and 10 to the Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

   OIL AND GAS REVENUES. Total revenues from crude oil and natural gas decreased to $493.8 million in 1997 from $561.2 million in 1996. The decrease is primarily due to the contribution of Monterey for a full year in 1996 compared with seven months in 1997. Monterey contributed $292.3 million in crude oil and natural gas revenues in 1996 compared with $180.8 million in 1997. The loss of revenue due to the Spin Off of Monterey was partially offset by higher production volumes and increased gas prices in 1997.

   COSTS AND EXPENSES. Total costs and expenses decreased to $403.9 million in 1997 from $493.8 million in 1996. The decrease is primarily due to a decrease in Monterey's share of expenses from $186.2 million in 1996 to $131.0 million in 1997 coupled with $57.4 million of oil and gas property impairments recorded in 1996.

   Income taxes in 1996 include an $8.3 million deferred tax benefit related to certain foreign expenditures incurred in prior periods. The extraordinary expense item of $6.0 million is related to the retirement of certain of the Company's debt in association with the Monterey IPO. See Note 3 to the Consolidated Financial Statements. The Company's preferred dividend requirement decreased in 1997 due to the purchase and conversion of all of the Company's outstanding preferred stock. The Company recognized reductions in earnings attributable to common shares of $8.4 million and $33.7 million in 1997 and 1996, respectively, related to the repurchase and conversion of the Company's 7% Preferred Stock as described above. See Notes 10 and 11 to the Consolidated Financial Statements.

SELECTED FINANCIAL DATA (UNAUDITED)
  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------------
                                                             1998            1997           1996              1995            1994
                                                         ---------       ---------      ---------         ---------        ---------
Consolidated Selected Financial Data,
   Including Monterey
   Income Statement Data
   Revenues .....................................        $   291.0       $   514.7      $   583.3         $   449.4        $   404.2
   Income (loss) from operations ................        $  (154.0)      $   110.8      $    89.5         $    53.9        $    48.2
   Earnings (loss) attributable to
      common shares .............................        $   (98.7)      $    42.7      $   (10.8)        $    11.8        $     5.4
   Basic and diluted per share data
      Before extraordinary item .................        $   (0.96)      $    0.43      $   (0.05)        $    0.13        $    0.06
      Extraordinary item - debt
         extinguishment .........................             --              --            (0.07)             --               --
      Per common share ..........................        $   (0.96)      $    0.43      $   (0.12)        $    0.13        $    0.06
   Weighted average number
      of shares outstanding .....................            102.6            98.6           90.6              90.2             89.9

Balance Sheet Data
   Properties and equipment, net ................        $   718.3       $   649.7      $   909.8         $   889.5        $   843.0
   Total assets .................................            859.0           788.9        1,129.1           1,073.8          1,081.0
   Long-term debt ...............................            330.6           121.7          278.5             344.4            350.4
   Convertible preferred stock ..................             --              --             19.7              80.0             80.0
   Shareholders' equity .........................            348.4           454.7          526.8             437.7            423.3

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

   The Company has developed a plan to identify those risks related to the Year 2000 problem, to remediate systems and equipment where required and to test for Year 2000 compliance. The Company has identified all critical computer systems and determined the remediation that will be performed. The Company has already made the required modifications to its domestic accounting systems, is in the process of making modifications to Indonesian accounting systems and plans to install a new accounting system in Argentina by mid-year 1999. The Company has engaged an outside consulting firm to assist in reviewing field equipment used in its oil and gas producing operations for Year 2000 issues. The Company expects to complete its inventory and assessment of all field equipment in the first quarter of 1999. The Company expects to complete all remediation of critical systems by June 30, 1999 and to test all of these systems in 1999. The Company recognizes that, notwithstanding the efforts described above, the Company could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Company is in the process of developing a business contingency plan in order to mitigate potential disruption to business operations. The Company expects to complete this contingency plan by the second quarter of 1999 but also expects to refine this plan throughout 1999. With regard to risks relating to third parties, the Company has implemented a program to request Year 2000 certification or other assurance from its significant customers, transporters, partners and suppliers.

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

   The Company is in the process of reviewing Snyder's computer systems and Year 2000 compliance program to determine which systems will be retained by Santa Fe. See Part I, Items 1 and 2, "Business and Properties" for further discussion on the proposed merger.

   Through December 31, 1998 the Company has spent $0.4 million for identifying, remediating and testing systems for Year 2000 related problems. The Company currently estimates that its Year 2000 related costs will be between $1.0 million and $2.0 million, but this estimate may change as a result of the review of the equipment used in its oil and gas producing operations.

MARKET RISKS

   The Company is exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below.

   COMMODITY PRICE RISK. The Company produces and sells crude oil, liquids and natural gas. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market factors. The Company made a limited use of futures contracts during the year to reduce its exposure to declines in market prices. The Company used the hedge method of accounting for these instruments and, as a result, gains and losses on commodity futures contracts were generally offset by similar changes in the realized prices of the commodities. At December 31, 1998, the company had no open crude oil sales hedges.

   INTEREST RATE RISK. The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. To date, the Company has not deemed it necessary to enter into any financial instruments, such as interest rate swaps, because interest rates have remained at historically low levels.

FORWARD-LOOKING STATEMENTS

   In its discussion and analysis of financial condition and results of operations and elsewhere herein, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipates," "expects," "believes," "seeks," "estimates," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration risks, environmental risks, the inability to successfully integrate Snyder's operations, uncertainties about estimates of reserves, competition litigation, government regulation and political risks, uncertainties associated with the Year 2000 issue and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See the Consolidated Financial Statements and supplementary data listed in the accompanying Index to Financial Statements, Supplemental Data and Financial Statement Schedules on page 49 herein. Information required by other schedules required under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF SANTA FE

   Listed below are the names, ages (as of February 1, 1999) and positions of all executive officers of Santa Fe (excluding executive officers who are also directors of Santa Fe) and their business experience during the past five years. Each executive officer holds office until his or her successor is elected or appointed or until his or her earlier death, resignation or removal.

   HUGH L. BOYT, 53 President and Chief Operating Officer since April 1, 1998. From March 1, 1990 until April 1998, Mr. Boyt served as Senior Vice President
   - Production.

   JERRY L. BRIDWELL, 55 Senior Vice President - Exploitation and Acquisitions since January 1, 1999. From 1986 until January 1999, Mr. Bridwell served as Senior Vice President - Exploration and Land.

   JANET F. CLARK, 44 Senior Vice President, Chief Financial Officer and Treasurer since April 1, 1998. From January 1, 1997 until April 1998, Ms. Clark served as Vice President and Chief Financial Officer. Ms. Clark was with Southcoast Capital Corporation from January 1994 until she joined Santa Fe. While with Southcoast Capital, Ms. Clark served as Vice President from January 1994 to June 1996 and as Director, Corporate Finance, from June 1996 to December 1996.

   CHARLES G. HAIN, 52 Senior Vice President - Corporate Services since July 1, 1998. From May 1994 until July 1998 Mr. Hain served as Vice President - Human and Data Resources and from 1988 until May 1994 he served as Vice President - Employee Relations.

   TIMOTHY S. PARKER, 46 Senior Vice President - Exploration and Land since January 1, 1999. From April 1, 1998 until January 1, 1999, Mr. Parker served as Vice President - Exploration and from September 1, 1995 until April 1998 he served as Division Exploration Manager, International. Mr. Parker served as Corporate Exploration Manager from May 1, 1994 until September 1, 1995 and from 1988 until May 1, 1994 he served as Division Manager, Exploration.

   DUANE C. RADTKE, 50 Senior Vice President - Production since April 1, 1998. From July 1, 1993 to April 1998, Mr. Radtke served as President - Santa Fe Energy Resources, Inc. Southeast Asia Companies.

   E. EVERETT DESCHNER, 58 Vice President - International Production since April 1, 1998. From April 1990 until April 1998, Mr. Deschner served as Vice President - Engineering and Evaluation.

   KATHY E. HAGER, 47 Vice President - Public Affairs since January 1997. From January 1994 to January 1997, Ms. Hager served as Director, Investor Relations.

   DAVID L. HICKS, 49 Vice President - Law and General Counsel since March 1991.

   GREGORY M. HOFFMAN, 43 Vice President - Corporate Business Development since October 1997. From November 1996 to October 1997, Mr. Hoffman served as Manager, Corporate Acquisitions and from May 1, 1991 until November 1996, he served as Manager, Business Development.

   MICHAEL S. WILKES, 48 Vice President and Controller since January 1, 1999. From 1987 until January 1999, Mr. Wilkes served as Controller.

 DIRECTORS OF SANTA FE

   CURRENT DIRECTORS. Listed below are the names and ages (as of February 1, 1999) of, and certain information about, all the current directors of the Company. The indicated periods of service as a director of the Company include service during the time the Company was a subsidiary of Santa Fe Pacific Corporation.

                                                                   FIRST ELECTED
NAME, AGE AND BUSINESS EXPERIENCE                                    A DIRECTOR
                                                                   -------------
                 DIRECTORS CONTINUING IN OFFICE UNTIL 1999

Allan V. Martini, 71...............................................      1990
   Retired Vice President Exploration and Production and director of
   Chevron Corporation (petroleum operations) since August 1988. Mr.
   Martini served in that position from July 1986 until his retirement.

Reuben F. Richards, 69.............................................      1992
   Chairman of the Board, Terra Industries, Inc. (agribusiness) from
   December 1982 until his retirement in March 1996; Chief Executive
   Officer thereof from December 1982 to May 1991 and President thereof from July 1983 to May 1991; Chairman of the Board, Engelhard
   Corporation (specialty chemicals, engineering materials and precious metals management services) from May 1985 to December 1994 and director thereof since prior to 1990; Chairman of the Board Minorco (U.S.A.) Inc. from May 1990 to March 1996 and Chief Executive
   Officer and President from February 1994 to March 1996. Mr. Richards is also a director of Ecolab, Inc. (cleaning and sanitizing products), Engelhard Corporation and Potlatch Corporation (forest products).

Kathryn D. Wriston, 59.............................................      1990
   For the past five years, director of various corporations and organizations, including Northwestern Mutual Life Insurance Company
   (life insurance) and The Stanley Works (manufacturer of tools).

                 DIRECTORS CONTINUING IN OFFICE UNTIL 2000

William E. Greehey, 62,............................................      1991
   Chairman of the Board, Chief Executive Officer and director of Valero Energy Corporation (refining and marketing) since 1983.

                 DIRECTORS CONTINUING IN OFFICE UNTIL 2001

Melvyn N. Klein, 57................................................      1993
   Attorney and Counselor at Law; private investor; the sole stockholder of a general partner of GKH Partners, L.P., an investment partnership. Mr. Klein is also a principal of Questor Management Company, and director of Anixter International
   (distributor of networking products), Bayou Steel Corporation
   (specialty steel manufacturer) and Hanover Compressor Corporation (provider of full service natural gas compression and fabricator of compressors and production equipment).

James L. Payne, 61.................................................      1986
   Chairman of the Board and Chief Executive Officer of the Company since June 1990 and President from January 1990 until April 1, 1998.
   Mr. Payne was President of Santa Fe Energy Company, a predecessor in interest of the Company from January 1986 to January

   1990 when he became President of the Company. Mr. Payne is also a director of Pool Energy Services Co. (oilfield services) and BJ Services (oilfield services).

ITEM 11.  EXECUTIVE COMPENSATION

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

COMPENSATION POLICIES FOR EXECUTIVE OFFICERS

   As a result of an extensive review undertaken in 1995 with the assistance of Hay Management Consultants, a performance based executive compensation program was developed. The overall program was reviewed by Hay in 1998 and it was determined by the Committee that the program continued to be appropriate, is competitive, reinforces the Company's business strategy and supports objectives for enhanced shareholder value. It is designed to attract, retain and motivate key employees by providing total compensation opportunities consistent with those maintained by the Company's peer group. The group used for this purpose includes companies from the peer group used for purposes of the performance graph, which companies the Committee believes approximate the Company's size and asset mix. The program allows compensation to vary significantly based on performance results, balance objectives for short-term operating performance, and encourages stock ownership among key employees.

   Base salaries for the executive and key employee group are maintained near the median competitive position for comparable positions among the peer group. Annual incentive opportunities are targeted to provide compensation between the median and upper quartile of the Company's peer group described above. Long-term incentive opportunities are provided through grants of stock options and Phantom Units made pursuant to the Company's 1990 Incentive Stock Compensation Plan and the 1995 Incentive Stock Compensation Plan for Non-executive Employees and Directors (the "Stock Plans") and are targeted between median and upper quartile award levels with upside opportunities based on sustained performance and creation of shareholder value.

   As a result of the review undertaken by Hay in 1998, it was determined that Messrs. Payne, Boyt and Bridwell would not receive salary adjustments, while Ms. Clark and Mr. Radtke as well as certain other executive officers and key employees would receive modest increases.

   Annual incentives are provided through the Incentive Compensation Plan (the "IC Plan"). Goals are established which, if met at the target objective, will result in the executive officer being paid 50 percent of the maximum amount for which the individual is eligible. All executive officers participate in the IC Plan with maximum payout percentages of base salary in 1998 ranging from 100 percent for Mr. Payne to 40 percent. The Committee may increase or decrease the ultimate award by 25 percent at its discretion.

   The goals established for 1998 were based upon discretionary cash flow per share, production, reserve replacement, the performance of the Company's common stock as compared to the peer group shown in the performance graph and an individual discretionary award. The awards were subject to reduction by 50% in the event the Company failed to achieve net income to common shareholders. Discretionary cash flow per share is defined as net cash provided by operating activities before changes in operating assets and liabilities minus exploration dry hole costs plus total exploration expense minus capitalized interest divided by the average number of common shares outstanding. The discretionary cash flow and production goals each comprised 25% of the total award with the reserve replacement and stock price performance goals each comprising 20% of the total award. The individual discretionary award was potentially payable up to 10% of the total award. With the exception of the stock performance goal and the discretionary award, the goals were compared against profit plan projections. The discretionary cash flow and production goals were not met, the reserve replacement goal was met in full and the stock price performance goal was met at the 50% level. An average individual discretionary award of 8% was also granted. Since the Company failed to achieve net income to common shareholders, the payout was reduced by 50%. The Committee, however, exercised its discretion and increased all awards by 25% of the maximum potential award thereby causing an overall average payout of 44%.

   In addition to the above described cash payments, the executive officers and key employees are eligible to participate in grants made under the Stock Plans. In order to further the identity of interest of employees with that of its shareholders, all forms of compensation under the Stock Plan relate to common stock.

   As part of the ongoing strategy discussed above, in July and October 1998, the Committee granted Mr. Payne, the executive officers other than Mr. Bridwell and other key employees Non-Qualified Stock Options ("NQSOs") as noted in the table entitled "Option/SAR Grants in Last Fiscal Year". The October grant was made in lieu of a salary increase for most individuals including Mr. Payne. All grants were made at fair market value. The July awards vest as to one-third of the grant per year over a three-year period and the October awards vest at the conclusion of a three year period.

   Also, as part of the strategy discussed above, in December 1998, the Committee granted a total of 200,943 Phantom Units to 21 individuals, including Mr. Payne and the executive officers other than Mr. Bridwell. Mr. Payne received 49,050 Units, Mr. Boyt 17,857 Units, Ms. Clark 12,799 Units, and Mr. Radtke 12,799 Units. The remaining individuals participating in the grant received Units in amounts ranging from 5,357 to 12,799. The Units are earned over a three year period commencing January 1, 1999 with ultimate payout, if any, to be made in an equivalent number of shares of common stock. The Committee established four equally weighted goals which must be attained over this three-year period. Full payment will result if discretionary cash flow (as described above) and production volumes equal the three year projected levels established by the 1999 profit plan, the common stock price performance equals the S&P 500 Index over the three year period and the common stock price at the end of the three years equals an established target. If the above goals are substantially exceeded, possible payouts may increase by 100 percent. Failure to meet a threshold goal level will result in the reduction or total elimination of a payout.

CHIEF EXECUTIVE COMPENSATION

   The review of executive compensation discussed above included a review of Mr. Payne's compensation. As in the case of most of the executive officers, as a result of the review of the peer group, it was determined that Mr. Payne's salary not be increased in 1998. Mr. Payne did receive a grant of 110,000 NQSOs with a strike price of $10.625 in June 1998 and 200,000 NQSOs with a strike price of $8.125 in October 1998.

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

                                      COMPENSATION AND BENEFITS COMMITTEE

                                       William E. Greehey, Chairman
                                       Reuben F. Richards
                                       Kathryn D. Wriston

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   No member of the Compensation and Benefits Committee was an officer or employee of the Company in 1996, 1997 or 1998. Mr. Greehey is Chairman of the Board and Chief Executive Officer of Valero Energy Corporation. During 1998, an affiliate of Valero paid the Company $641,519 for compression of natural gas. These fees were determined on an arm's length basis. Mr. Greehey did not have a direct or personal interest in the above transactions and his interest arises only because of his position as an officer and director of Valero and as a director of the Company.

   The following table summarizes certain information regarding compensation paid or accrued by the Company during each of the last three fiscal years to the Chief Executive Officer and each of the Company's four other most highly compensated executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                  COMPENSATION     PAYOUTS
                                                                                  ------------    ---------
                                                                                   SECURITIES
                                                                                   UNDERLYING        LTIP         ALL OTHER
                                                                                  OPTIONS/SARS      PAYOUT       COMPENSATION
                                           YEAR        SALARY $       BONUS $ (1)     #S (2)         $ (3)           $ (4)
                                        ---------     ---------      -----------   ----------     ---------      ------------
James L. Payne ....................        1998        515,000        231,750        310,000           --           28,767
   Chairman of the Board                   1997        515,000        562,464         60,000           --           30,500
   and Executive Officer                   1996        515,000        708,125        225,000        515,025         30,900

Hugh L. Boyt ......................        1998        245,000         90,956        125,000           --           13,447
   President and Chief                     1997        230,000        171,271         20,000           --           13,400
   Operating Office                        1996        230,000        215,625         70,000        140,625         13,800

Jerry L. Bridwell .................        1998        230,000         77,625           --             --           10,920
   Senior Vice President -                 1997        230,000        188,398         20,000           --           11,560
   Exploration and Land                    1996        230,000        172,500         70,000        140,625         12,420

Janet F. Clark (5) ................        1998        225,000         75,938        110,000           --           11,747
   Senior Vice President -                 1997        206,250        138,558        135,000           --            7,159
   Finance, Chief Financial                1996           --             --             --             --             --
   Officer and Treasurer

Duane C. Radtke ...................        1998        199,250         63,885        115,000           --           10,935
   Senior Vice President -                 1997        187,000        122,541         20,000           --           10,640
   Production                              1996        170,208        146,850         45,000         87,495          9,684

(1)The bonus amounts shown for 1998 were payable in cash, while the amounts in 1997 and 1996, although determined on a cash basis, were actually paid in shares of common stock pursuant to the IC Plan. For 1997, Messrs. Payne, Boyt, Bridwell, Ms. Clark and Mr. Radtke received 9,798, 3,282, 3,282, 2,414 and 2,135 shares of Bonus Stock and 44,091, 9,846, 14,769, 10,862, and 9,606
   shares of Restricted Stock, respectively. For 1996, Messrs. Payne, Boyt, Bridwell and Radtke received 6,460, 2,084, 3,067 and 1,059 shares of Bonus Stock and 41,200, 9,200, 0, and 8,544 shares of Restricted Stock, respectively.

(2)As a result of the Spin-Off by the Company in July 1997, all outstanding NQSOs were adjusted to reflect the effect of the transaction on the value of the Company's common stock. The anti-dilution formula follows the Internal Revenue Service approved guidelines for adjusting Qualified Incentive Stock Options and took into account the average sales prices for the Company's common stock for a period of time before and after the Spin-Off. As a result of the adjustment, the number of options outstanding increased by a factor of
   1.7045 and the strike price was reduced accordingly at that time. The Company will receive the same overall consideration for the underlying securities upon exercise of the option. All outstanding Phantom Units were also adjusted utilizing the same formula. All other terms and conditions of the options and the Phantom Units remained unchanged.

   As a result of the adjustment, the number of options granted in 1996 as shown in the table to Messrs. Payne, Boyt, Bridwell and Radtke were increased to 383,513, 119,316, 119,316 and 76,703, respectively. The options shown as granted in 1997 for these individuals were granted following the Spin-Off and no adjustment was made to these options. Ms. Clark received two option grants in 1997. The first grant of 100,000 options was made prior to the Spin-Off and was increased to 170,450 options as a result of the adjustment. The second grant of 35,000 options was made following the Spin-Off and therefore no adjustment was made to these options.

(3)The amounts reflect the value of shares of common stock received as a result of the accelerated payout of the Phantom Units in November 1996.

(4)Amounts shown reflect matches made by the Company for employee contributions to the Santa Fe Energy Resources, Inc. Savings Investment Plan as well as the performance match. (See "- Benefit Plans - Savings Plan" for a description of the Savings Investment Plan and the performance match). The performance match is contributed in the year following the performance and therefore total amounts shown for 1996, 1997 and 1998 include the match made for 1995, 1996 and 1997 results, respectively. The Company made a performance match in February 1999 for 1998 results for Messrs. Payne, Boyt, Bridwell, Ms. Clark and Mr. Radtke in the amount of $1,408 for each individual. In addition, amounts shown for 1997 and 1998 also include the match made by the Company relating to deferrals under the Deferred Compensation Plan. (See "- Benefit Plans Savings Plan" for a description of the Deferred Compensation Plan). These amounts are also subject to the performance match outlined in the Savings Investment Plan. In February 1999, the Company allocated to accounts maintained by Messrs. Payne, Boyt, Bridwell, Ms. Clark and Mr. Radtke $3,124, $749, $312, $572 and $345, respectively, as a performance match.

(5) Ms. Clarks's employment with the Company commenced on January 1, 1997.

STOCK OPTION GRANTS DURING 1998

   The following table sets forth information with respect to grants of options pursuant to the Stock Plan. The NQSOs were granted at market on the date of the grant and as to the first grant shown vests one-third per year over a three-year period. The second grant shown vests in full, three years following the grant date.

                                                   INDIVIDUAL GRANTS                                           POTENTIAL REALIZABLE
                                           -------------------------------                                       VALUE AT ASSUMED
                                           NUMBER OF            PERCENT OF                                       RATES OF STOCK
                                           SECURITIES             TOTAL                                               PRICE
                                           UNDERLYING          OPTIONS/SARS    EXERCISE                        APPRECIATION FOR
                                          OPTIONS/SARS          GRANTED TO     OR BASE                            OPTION TERM
                                            GRANTED            EMPLOYEES IN     PRICE     EXPIRATION      --------------------------
NAME                                          #S               FISCAL YEAR     ($/SH)        DATE             5% ($)        10% ($)
- --------------                             ---------           -----------    ---------   ----------      -----------     ----------
James L. Payne ..................           110,000               6.28%        10.625      6/29/08          735,009       1,862,696
                                            200,000              11.43%         8.125     10/28/08        1,021,960       2,589,820
Hugh L. Boyt ....................            45,000               2.57%        10.625      6/29/08          300,685         762,012
                                             80,000               4.57%         8.125     10/28/08          408,784       1,035,928
Jerry L. Bridwell ...............              --                 --             --           --               --              --
Janet F. Clark ..................            45,000               2.57%        10.625      6/29/08          300,685         762,012
                                             65,000               3.71%         8.125     10/28/08          332,137         841,691
Duane C. Radtke .................            55,000               3.14%        10.625      6/29/08          367,504         931,348
                                             60,000               3.43%         8.125     10/28/08          306,588         776,946



           AGGREGATED OPTION/SAR EXERCISES DURING 1998 AND OPTION/SAR
                           VALUES AT DECEMBER 31, 1998

                                                                       NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS/SARS
                                          SHARES                          OPTIONS/SARS AT             AT DECEMBER 31, 1998 (1)
                                         ACQUIRED       VALUE            DECEMBER 31, 1998                        ($)
                                            ON        REALIZED     -----------------------------   ------------------------------
NAME                                     EXERCISE        ($)       EXERCISABLE     UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
- ----                                     --------        ---       -----------     -------------   -----------      -------------
James L. Payne......................        -            --         1,507,842         477,838       1,236,815          24,426
Hugh L. Boyt........................        -            --           470,143         178,105         422,404           8,549
Jerry C. Bridwell...................        -            --           552,971          53,105         422,404           8,549
Janet F. Clark......................        -            --           125,300         190,150            --              --
Duane C. Radtke.....................        -            --           137,915         153,900         183,333           4,885

(1) The closing price of common stock on December 31, 1998 was $7.25.

                    LONG TERM INCENTIVE PLANS AWARDS IN 1998

                                     NUMBER OF      PERFORMANCE OR OTHER            ESTIMATED FUTURE PAYOUT UNDER
                                   SHARES, UNITS        PERIOD UNTIL                 NON-STOCK PRICE-BASED PLANS
                                     OR OTHER          MATURATION OR           THRESHOLD        TARGET         MAXIMUM
NAME                                 RIGHTS #             PAYOUT                   #               #               #
- ----                                 --------        -----------------         ---------       -------       ---------
James L. Payne ...............       49,050          1/1/99 - 12/31/01           7,357          49,050          98,100
Hugh L. Boyt .................       17,857          1/1/99 - 12/31/01           2,678          17,857          35,714
Jerry L. Bridwell ............         --            1/1/99 - 12/31/01            --              --              --
Janet F. Clark ...............       12,799          1/1/99 - 12/31/01           1,919          12,799          25,598
Duane C. Radtke ..............       12,799          1/1/99 - 12/31/01           1,919          12,799          25,598

   In December 1998, the individuals described above (as well as other executive officers and key employees) received grants of Phantom Units pursuant to the Stock Plans in the amounts indicated. The grant was effective January 1, 1999 with the Units being earned over a three-year period. Ultimate payout, if any, is to be made in an equivalent number of shares of common stock. Four equally weighted goals have been established which must be attained over the three-year performance period. Full payout at the target level will result if discretionary cash flow and production volumes equal the three year projected levels established by the 1999 profit plan, the common stock price performance equals the S&P 500 Index over the three-year period and the common stock price at the end of the three years equals an established target. If the above goals are substantially exceeded, possible payouts may increase to the maximum shown. Failure to meet a threshold level, shown above as the combined threshold level of all four goals, will result in a reduction or total elimination of a payout.

CHANGE IN CONTROL

   The Stock Plans and the IC Plan contain "Change in Control" provisions. A Change in Control is generally defined to occur if (a) any "person" becomes the beneficial owner of securities representing 25% or more of the voting power of the Company's outstanding securities; or (b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors cease to constitute at least a majority of the Board; or
(c) the Company's stockholders approve a merger or consolidation of the Company with another corporation and the voting securities of the Company outstanding immediately prior thereto do not represent 65% of the combined voting power of the voting securities outstanding immediately thereafter; or (d) the Company's stockholders approve a plan of complete liquidation or an agreement for the sale or disposition by the Company of all or substantially all of its assets. The proposed merger with Snyder described in Part I, Items 1 and 2. "Business and Properties - Proposed Merger" would result in a Change in Control. Therefore, at the time of the merger all stock options granted under the Stock Plans would become exercisable, all restrictions on Restricted Stock would lapse, all goals associated with Phantom Units awards would be deemed met at the maximum level and such awards would become payable in cash and each participant in the IC Plan who remains employed at year-end would be entitled to the maximum bonus that would have been payable if all performance goals had been met in full.

PERFORMANCE GRAPH

   The following performance graph compares the performance of the common stock to the S&P 500 Index and to an index composed of independent oil and gas companies which the Company believes have an asset base and operations which are comparable to those of the Company.

         COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (1) AMONG
                      SANTA FE ENERGY RESOURCES, INC.
                   THE S&P 500 INDEX AND A PEER GROUP (2)

      MEASUREMENT PERIOD    SANTA FE ENERGY
     (FISCAL YEAR COVERED)  RESOURCES, INC.   PEER GROUP      S & P 500
     ---------------------  ---------------   ----------      ---------

             12/93              100              100             100
             12/94               86               88             101
             12/95              104              107             139
             12/96              150              140             171
             12/97              217              133             229
             12/98              140               92             294

(1)$100 invested on December 31, 1993 in stock or index - including reinvestment of dividends. Fiscal year ending December 31.

(2)This group of companies, which includes the Company, also currently includes Anadarko Petroleum Corp., Apache Corp., Barrett Resources Corp., Burlington Resources, Cabot Oil & Gas, Cross Timbers Oil Co., Devon Energy, Enron Oil & Gas, Mitchell Energy & Development, Noble Affiliates, Inc., Ocean Energy (reflects value of United Meridian Corporation through date of merger with Ocean Energy on March 27, 1998) Oryx Energy Co., PennzEnergy (formerly Pennzoil Co.), Pioneer Natural Resources, Pogo Producing Company, Seagull Energy Corp, Vastar Resources, Inc., and Vintage Petroleum. Due to activities such as reorganizations and mergers, additions and deletions are made to the group from time to time.

BENEFIT PLANS

   The Company maintains a 401(k) savings plan and a retirement income plan. In addition, the Company has entered into employment agreements with certain officers and key employees and maintains a severance program for all full-time salaried employees. These plans and agreements are briefly described below.

   SAVINGS PLAN. The Company has adopted the Santa Fe Energy Resources Savings Investment Plan. The Savings Investment Plan offers eligible employees an opportunity to make long-term investments on a regular basis through salary contributions, which are supplemented by matching employer contributions. Substantially all salaried employees are eligible to participate on the first day of the month after their date of hire. The Company will match an employee's contribution up to 4% of such employee's compensation.

   In addition to the employer match described above, at the end of each fiscal year, the Company's performance is evaluated using the same performance measures used in the IC Plan. If the performance meets or exceeds goals for that year, participants will receive up to another fifty cents on each regular matching dollar contributed by the Company. The regular employer matching contributions as well as the performance match are made in common stock. The goals were 44% met in 1998 and a partial performance match was made in February 1999.

   The Savings Investment Plan is intended to qualify as a Section 401(k) cash or deferred compensation arrangement whereby an employee's contributions and the employer's matching contributions are not subject to federal income taxes at the time of the contribution to the Savings Investment Plan, and the Savings Investment Plan is subject to the restrictions imposed by the Code. A variety of investment alternatives are offered, including a fund which is invested in common stock.

   The Company also maintains a Deferred Compensation Plan whereby employees earning in excess of $100,000 per year are allowed to defer all or a portion of their salary until any future year or retirement. These amounts are not matched by the Company. Employees earning in excess of $160,000 per year many also defer up to 4% of such excess and the amount will be matched by the Company. The amount contributed is also subject to the performance match described above in the Savings Investment Plan.

   RETIREMENT PLANS. The Company has adopted the Santa Fe Energy Resources Retirement Income Plan, a qualified defined benefit plan for substantially all salaried employees, and the Santa Fe Energy Resources Supplemental Retirement Plan. The Supplemental Plan will pay benefits to Retirement Plan participants where the Retirement Plan formula produces a benefit to members in excess of limits imposed by ERISA and applicable government regulations. It also includes amounts deferred under the Deferred Compensation Plan as pensionable compensation. Benefits which have accrued to the Company's participants under both the Retirement Income Plan and Supplemental Plan are shown below for selected compensation levels and years of service. As of December 31, 1998, Messrs. Payne, Boyt, Bridwell, Radtke and Ms. Clark were credited with 16.8, 15.2, 24.8, 6.7 and 2.0 years of service under the plans, respectively.

                             PENSION PLAN TABLE

                                           YEARS OF SERVICE
AVERAGE YEARLY       -----------------------------------------------------------
COMPENSATION             15          20          25          30          35
- -------------------  ---------   ---------   ---------   ---------   ---------

$250,000...........  $  45,000   $  60,000   $  75,000   $ 112,000   $ 131,000
$350,000...........  $  63,000   $  84,000   $ 106,000   $ 158,000   $ 185,000
$450,000...........  $  82,000   $ 109,000   $ 137,000   $ 205,000   $ 239,000
$550,000...........  $ 101,000   $ 134,000   $ 168,000   $ 251,000   $ 293,000
$650,000...........  $ 119,000   $ 159,000   $ 199,000   $ 298,000   $ 348,000
$750,000...........  $ 138,000   $ 184,000   $ 230,000   $ 344,000   $ 402,000
$850,000...........  $ 156,000   $ 208,000   $ 261,000   $ 391,000   $ 456,000
$950,000...........  $ 175,000   $ 233,000   $ 292,000   $ 437,000   $ 510,000

   Benefit figures shown are amounts payable based on a straight life annuity assuming retirement by the participant at age 62 in 1998 without a joint survivorship provision. The benefits listed in the above table are not subject to any deduction for social security or other offset amounts.

   Benefits under the plans are computed based on a participant's total basic compensation for the 60 consecutive months during the ten-year period immediately prior to the termination of his covered employment for which his total compensation is the highest, divided by 60. If a participant has not received compensation for 60 consecutive months during such ten-year period, his compensation shall equal the total of his compensation for the longest period of consecutive months during such ten-year period divided by the total number of months of compensation so considered.

   Compensation recognized under the plans is the total basic compensation, including any elective salary deferral amounts excluded from income pursuant to
Section 125 or 402 of the Code, plus overtime, shift differentials and bonuses (whether cash or stock) paid pursuant to recurring bonus programs, including compensation deferred under the Deferred Compensation Plan, but excluding any special or extraordinary bonuses and any other items of compensation. A participant's basic compensation is the regular rate of pay specified for his position and does not include automobile allowances, imputed income under any group term life insurance program, moving expense or other reimbursements, fringe benefits, or similar items.

   The pension compensation therefore differs from the compensation listed in the Summary Compensation Table in several respects. Pension compensation is based on average compensation as explained above. It does not include restricted stock awards, stock options and other compensation in the "All Other Compensation" column (i.e., employer matching contributions to the Savings Investment Plan and the performance match). It also does not include special or extraordinary bonuses.

   The pension compensation of officers listed in the Summary Compensation Table is listed below:

                                                            PENSION COMPENSATION
    NAME                                                    (FINAL AVERAGE PAY)
- ------------                                                -------------------
James L. Payne...........................................        $ 799,900
Hugh L. Boyt.............................................        $ 339,900
Jerry L. Bridwell........................................        $ 338,400
Duane C. Radtke..........................................        $ 251,600
Janet F. Clark...........................................        $ 303,100

   EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements (the "Employment Agreements") covering 14 employees of the Company (including each of the individuals named in the Summary Compensation Table). The Employment Agreements are intended to encourage such employees to remain in the employ of the Company. The initial term of each Employment Agreement expires on December

31, 1999; however, beginning on January 1, 1998 and on each January 1 thereafter, the term is automatically extended for an additional one-year period, unless by September 30 of the preceding year the Company gives notice that the Employment Agreement will not be so extended. The term of the Employment Agreement, however, is automatically extended for a minimum period of 24 months following a Change in Control (three years in the case of Mr. Payne). A Change in Control is defined substantially the same as in the Stock Plans.

   In the event that following a Change in Control (and during the term of the Employment Agreement) employment is terminated by the employee for "Good Reason" or the employee is involuntarily terminated by the Company other than for "Cause" (as those terms are defined in the Employment Agreements), or if during the six months preceding a Change in Control, the employee's employment is terminated by the employee for Good Reason or by the Company other than for Cause, and such termination is demonstrated to be connected with the Change in Control, the Employment Agreements provide for payment of certain amounts to the employee based on the employee's salary and bonus under the IC Plan; payout of nonvested restricted stock, phantom units, stock options, if any, and continuation of certain insurance benefits on a tax neutral basis for a period of up to 24 months (36 months in the case of Mr. Payne). The payments and benefits are payable pursuant to the Employment Agreement only to the extent they are not paid out under the terms of any other plan of the Company. The payments and benefits provided by the Employment Agreements may be further limited by certain restrictions commonly known as Parachute Payment limitations as set forth in the Employee Agreements. In the event Mr. Payne's payments would exceed the Parachute Payment Limits, he will be made "whole" on a net after-tax basis for any excise tax incurred. Without giving effect to such limitation, the estimated value of the payments and benefits that Messrs. Payne, Boyt, Bridwell, Ms. Clark and Mr. Radtke and all executive officers as a group would be entitled to receive if a qualifying termination occurred on February 1, 1999 would be $3,022,096, $858,022, $795,360, $628,726 and $668,532 and $9,135,126,
respectively.

   SEVERANCE PROGRAM. The Company has adopted severance programs for all full-time salaried employees who are terminated by the Company or terminated or constructively terminated by an acquiring company, other than for Cause (as defined in the Severance Program). However, following a Change in Control (defined substantially the same as in the Stock Plans), an executive officer or key employee who has entered into an Employment Agreement is not eligible to receive duplicate benefits under the Employment Agreement and Severance Program. A participant in the severance programs is generally entitled to an amount of up to 78 months' pay based upon a participant's age, length of service and highest rate of base salary in effect during the 24-month period preceding his termination, provided that the aggregate of such payment does not exceed two times the participant's actual salary for the 12-month period preceding the date of termination. In addition, a participant is entitled to continuation of health and life insurance benefits for up to a period of two years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   To the best of the Company's knowledge, the following persons are the only persons who are beneficial owners of more than five percent of the Company's common stock based upon the number of shares outstanding on February 1, 1999:

                                                      NUMBER OF
                                                      SHARES OF
                                                       COMMON        PERCENT
   NAME AND ADDRESS                                    STOCK (1)     OF CLASS
   ------------------                               -------------    --------

HC Associates (2).................................. 5,203,091          5.1
   200 West Madison Street
   38th Floor
   Chicago, IL  60606

                                                      NUMBER OF
                                                      SHARES OF
                                                       COMMON        PERCENT
   NAME AND ADDRESS                                    STOCK (1)     OF CLASS
   ------------------                               -------------    --------

MacKay-Shields Financial Corporation (3)............ 7,500,700         7.3
   9 West 57th Street
   New York, NY  10019

FMR Corp. (4).......................................10,225,572        10.0
   82 Devonshire Street
   Boston, MA  02109

  (1)Each holder has claimed the sole voting and investment power concerning these shares except as noted below.

  (2)As reported at May 31, 1995, HC Associates, a Delaware general partnership ("HC") is the owner of 5,203,091 shares (approximately 5.1 percent) of the Company's common stock. HC was organized in December 1992 for the purpose of, among other things, acquiring, holding, selling, exchanging and otherwise dealing with shares of the Company's common stock. The partners of HC (and their respective percentage interests in HC) are GKH Investments, L.P. (the "GKH Fund") (92.743587%), GKH Partners, L.P. ("GKH") as nominee for GKH Private Limited ("GKHPL") (3.506488%), Cockrell Equity Partners, L.P. (1.089978%) and Cockrell Investment Partners, L.P. (2.659947%). The sole general partner of the GKH Fund, a Delaware limited partnership, is GKH. Pursuant to a management agreement, GKH manages assets on behalf of GKHPL. The number of shares described above does not include 39,100 shares of Common Stock acquired in September 1994 by GKH on behalf of GKHPL and the GKH Fund. The general partners of GKH are JAKK Holding Corp., a Nevada corporation ("JAKK"), DWL Lumber Corporation, a Delaware corporation ("DWL"); and HGM Associates Limited Partnership, an Illinois limited partnership ("HGMLP"). The sole general partner of HGMLP is HGM Corporation, a Nevada corporation ("HGM"). Melvyn N. Klein is the sole director and stockholder of JAKK and serves as its president, treasurer and secretary. Mr. Klein disclaims beneficial ownership of the shares of the Company's common stock owned by HC, GKH, GKHPL and the GKH Fund. Dan W. Lufkin is president, director and sole stockholder, Craigh Leonard is secretary and a director and Douglas J. McBride is assistant secretary and a director of DWL. Thomas J. Pritzker is Chairman of the Board, president and a director, Glen Miller is vice president, treasurer and a director and Harold S. Handelsman is vice president and secretary of HGM.

  (3)As reported at February 16, 1999, as of December 31, 1998, MacKay-Shields Financial Corporation, an investment advisor, was the beneficial owner of 7,500,700 shares of the Company's common stock. Clients of MacKay-Shields Financial Corporation have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such securities. No interest of any such client relates to more than 5% of the outstanding securities of the Company.

  (4)As reported at February 10, 1999, as of January 31, 1999 Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, was the beneficial owner of 9,367,655 shares or 9.2% of the common stock outstanding of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

     The ownership of one investment company, Fidelity Dividend Growth Fund, amounted to 7,963,600 or 7.5% of the common stock outstanding of the Company. Fidelity Dividend Growth Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109.

     Edward C. Johnson, 3d, FMR Corp., through its control of Fidelity, and the Fidelity Funds each has the power to dispose of the 9,367,655 shares owned by the funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting shares owned directly by the Fidelity Funds, which power resides with the Funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Board of Trustees.

     Fidelity Management Trust Company ("FMT"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 857,917 shares or less than 1% of common stock outstanding of the Company as a result of its serving as investment manager of the institutional account(s). Mr. Johnson and FMR Corp., through its control of FMT, each has dispositive power over 857,917 shares and sole power to vote or to direct the voting of 701,679 shares, and no power to vote or to direct the voting of 156,230 shares of common stock owned by the institutional accounts(s) as reported above.

     Members of Mr. Johnson's family and trust for their benefit are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson owns 12% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

   The following table sets forth the amount of common stock beneficially owned as of February 1, 1999, by each of the directors and executive officers and by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

                NAME OF DIRECTOR,                                        SHARES OWNED          PERCENT
           EXECUTIVE OFFICER OR GROUP                                    BENEFICIALLY         OF CLASS
      ------------------------------------                             ---------------       ----------
      William E. Greehey (1)....................................                91,317            -
      Melvyn N. Klein (2).......................................             5,090,294           4.9
      Allan V. Martini (1)......................................                49,998            -
      Reuben F. Richards (1)....................................                48,478            -
      Kathryn D. Wriston (1)....................................                48,720            -
      James L. Payne (3)........................................             1,931,912           1.9
      Hugh L. Boyt (4)..........................................               549,176            -
      Jerry L. Bridwell (5).....................................               687,864            -
      Janet F. Clark (6)........................................               156,973            -
      Duane C. Radtke (7).......................................               203,679            -
      Directors and Executive Officers as a Group - 17 (8)......            10,114,384           9.9

(1) Includes 39,091 shares which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $7.2985.

(2) Includes 5,048,083 shares of common stock which may be deemed to be owned by GKH primarily through its participation in HC Associates. See "- Security Ownership of Certain Beneficial Owners" for a description of ownership of common stock by HC Associates. Mr. Klein is the sole stockholder of one of the general partners in GKH, the general partner of GKH Investments, L.P. and the nominee for GKH Private Limited and disclaims beneficial ownership of the shares held by HC Associates. Also includes 39,091 shares which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $7.2985.

(3) Mr. Payne's stock ownership includes 67,584 shares of common stock arising from participation in the Company's Savings Investment Plan and 1,507,843 shares of common stock which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $7.83. In addition, Mr. Payne's total includes 1,000 shares owned by his wife. Mr. Payne disclaims beneficial ownership of these shares. Finally, the total shares shown reflect 81,240 shares of Restricted Stock, which are subject to forfeiture pursuant to the terms of the Stock Plan.

(4) Mr. Boyt's stock ownership includes 8,127 shares of common stock arising from participation in the Company's Savings Investment Plan and 470,143 shares of common stock which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $6.94. Finally, the total shares shown reflect 17,892 shares of Restricted Stock which are subject to forfeiture pursuant to the terms of the Stock Plan.

(5) Mr. Bridwell's stock ownership includes 45,006 shares of common stock arising from participation in the Company's Savings Investment Plan and 552,971 shares of common stock which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $7.91. In addition, Mr. Bridwell's total includes 2,472 shares owned by his children. Finally, the total shares shown reflect 14,769 shares of Restricted Stock which are subject to forfeiture pursuant to the terms of the Stock Plan.

(6) Ms. Clark's stock ownership includes 3,198 shares of common stock arising from participation in the Company's Savings Investment Plan and 125,300 shares of common stock which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $8.45. Finally, the total shares shown reflect 10,862 shares of Restricted Stock which are subject to forfeiture pursuant to the terms of the Stock Plan.

(7) Mr. Radtke's stock ownership includes 12,445 shares of common stock arising from participation in the Company's Savings Investment Plan and 137,914 shares of common stock which could be received upon the exercise of options within 60 days. The weighted average exercise price of such options is $6.29. Finally, the total shares shown reflect 15,302 shares of Restricted Stock which are subject to forfeiture pursuant to the terms of the Stock Plan.

(8) The stock ownership described includes 247,360 shares arising from participation in the Company's Savings Investment Plan, 205,875 shares of Restricted Stock and 4,195,922 shares which could be received upon the exercise of options within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Mr. Payne is also a director of Pool Energy Services Co., which provides various oilfield services. During 1998 the Company paid Pool subsidiaries an aggregate of $117,651 for services performed on properties operated by the Company. Mr. Payne is also a director of BJ Services which also provides various oilfield services. During 1998 the Company paid BJ Services an aggregate of $1,314,953 for services performed on properties operated by the Company. Mr. Payne has no direct or personal interest in these services. His interest arises only because of his position as an officer of the Company and a director of Pool Energy Services Co. and BJ Services. In the opinion of the Company, the amounts paid for services performed by Pool and BJ Services were competitive and were normal and customary in the industry.

   Mr. Klein is the sole stockholder of a general partner in GKH. The Company entered into an Agreement Regarding Shelf Registration dated March 24, 1995, with HC Associates ("HC") which owns more than 5% of the Company's common stock whereby the Company agreed that upon written demand (which demand may be submitted to the Company once, provided such registration is effected and the registration statement is declared effective) from HC, GKH, GKH Investments, L.P., Cockrell Equity Partners, L.P. and Cockrell Investment Partners, L.P. (collectively, the "Selling Stockholders") at any time prior to March 27, 2000 to file with the Securities and Exchange Commission a registration statement to register the offer and sale, from time to time, by the Selling Stockholders of up to 5,203,091 shares of the Company's common stock beneficially owned by them as of March 24, 1995, subject to certain specified restrictions. The Company is obligated to pay all expenses incidental to such registration, excluding underwriting discounts, commissions, fees or disbursements of legal counsel for the Selling Stockholders. This agreement was amended in 1997 to include two demand rights (provided that any one-demand cover at least 40% of its holdings) and up to two piggyback rights.

   See also "- Compensation Committee Interlocks and Insider Participation" and "- Security Ownership of Certain Beneficial Owners."

   OTHER INFORMATION CONCERNING DIRECTORS. In 1998, the Board met six times, and each member of the Board as it was composed at the time attended at least 75% of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which he or she served.

   DIRECTORS COMPENSATION. Directors who are not employees of the Company or its subsidiaries receive an annual cash retainer fee of $10,000 (plus an additional $2,000 annual retainer for the committee chairmen). Non-employee directors also receive a fee of $1,000 for each meeting of the Board attended, and a fee of $1,000 for each committee meeting attended plus expenses. In addition, pursuant to the Stock Plans, non-employee directors receive annually (i) 2,000 shares of Common Stock with a six month restriction period during which such shares cannot be transferred and (ii) 5,000 NQSOs per year having a strike price of the Fair Market Value (as defined in the Stock Plan) on the date of grant. In addition, all newly elected directors receive a one-time grant of 10,000 NQSOs with a strike price of the Fair Market Value on the date the director is first elected. In connection with the amendment of the 1990 Stock Plan in 1996, current directors received a similar one-time grant of 10,000 NQSOs effective February 1, 1996.

   BOARD COMMITTEES. In 1998, the Board maintained Audit, Compensation and Benefits, Executive and Nominating Committees. Following are the members of each committee and brief descriptions of the functions of the Board Committees. All chairpersons of the above committees are non-employee directors.

   The members of the Audit Committee are Kathryn D. Wriston (Chairman), Reuben
F. Richards and Melvyn N. Klein. The principal functions of the Audit Committee, which met three times during 1998, include overseeing the performance and reviewing the scope of the audit function of independent accountants. The Audit Committee also reviews, among other things, audit plans and procedures, the Company's policies with respect to conflicts of interest and the prohibition on the use of corporate funds or assets for improper purposes, changes in accounting policies, and the use of independent accountants for non-audit services.

   The members of the Compensation and Benefits Committee are William E. Greehey (Chairman), Kathryn D. Wriston and Reuben F. Richards. The principal function of the Compensation and Benefits Committee, which met four times in 1998, is to administer all executive compensation and benefit plans of the Company. In addition, the Committee reviews the actions of the Pension Benefits Committee which is composed of employees of the Company, making recommendations to the Board of Directors concerning future membership of that committee and such other recommendations as may be necessary or appropriate, and recommending to the Board of Directors substantive amendments to the Company's retirement plan. Members of the Compensation and Benefits Committee are not eligible to participate in any benefit plans of the Company that they administer except the Stock Plans pursuant to which grants may be made only as described above.

   The members of the Executive Committee are Melvyn N. Klein (Chairman), William E. Greehey, James L. Payne, Allan V. Martini and Reuben F. Richards. The Executive Committee, which did not meet in 1998, may exercise, during periods between meetings of the Board of Directors, all powers of the Board in the management and business of the Company, subject to limitations imposed by the Bylaws, Certificate of Incorporation or applicable law.

   The members of the Nominating Committee are Allan V. Martini (Chairman), Kathryn D. Wriston and James L. Payne. The Nominating Committee, which met once in 1998, receives recommendations for review and evaluates the qualifications of and selects and recommends to the Board of Directors, nominees for election as Directors. The Nominating Committee will consider nominees recommended by shareholders. Any such recommendation, together with the nominee's qualifications and consent to be considered as a nominee, should be sent to in writing to the Secretary of the Company not less than 90 days nor more than 120 days prior to the annual meeting.

                                 SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 5TH DAY OF MARCH 1999.

                                     SANTA FE ENERGY RESOURCES, INC.
                                            (Registrant)

                                     By:   /S/  JANET F. CLARK
                                                Janet F. Clark
                                             Senior Vice President
                                       Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                     TITLE                      DATE



   /S/  JAMES L. PAYNE           Chairman of the Board          March 5, 1999
        James L. Payne           and Chief Executive Officer
                                 and Director
                                 (Principal Executive Officer)

   /S/  JANET F. CLARK           Senior Vice President          March 5, 1999
        Janet F. Clark           Chief Financial Officer and
                                 Treasurer
                                 (Principal Financial and
                                 Accounting Officer)

   /S/WILLIAM E. GREEHEY         Director                       March 5, 1999
      William E. Greehey

   /S/  MELVYN N. KLEIN          Director                       March 5, 1999
        Melvyn N. Klein

   /S/ ALLAN V. MARTINI          Director                       March 5, 1999
       Allan V. Martini

   /S/REUBEN F. RICHARDS         Director                       March 5, 1999
      Reuben F. Richards

   /S/KATHYRN D. WRISTON         Director                       March 5, 1999
      Kathryn D. Wriston

                      SANTA FE ENERGY RESOURCES, INC.
                       INDEX TO FINANCIAL STATEMENTS
                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


(A) The following documents are filed as part of this report:

                                                                            PAGE
      (1)  Financial Statements
            Report of Management..........................................   50
            Report of Independent Accountants.............................   51
            Consolidated Statement of Operations -
               Years Ended December 31, 1998, 1997 and 1996...............   52
            Consolidated Balance Sheet - December 31, 1998 and 1997.......   53
            Consolidated Statement of Cash Flows -
               Years Ended December 31, 1998, 1997 and 1996...............   54
            Consolidated Statement of Shareholders' Equity -
               Years Ended December 31, 1998, 1997 and 1996...............   55
            Notes to Consolidated Financial Statements....................   56

      (2)  Supplemental Schedule
            Schedule II - Valuation and Qualifying Accounts and Reserves..   81

         Exhibits
            See Index of Exhibits which appears on page 82 herein.

(B)   REPORTS ON FORM 8-K

   The Company filed a Report on Form 8-K on December 11, 1998 announcing that the date of its 1999 Annual Meeting of Stockholders will be held on May 11, 1999.

   The Company filed a Report on Form 8-K on February 24, 1999 announcing that the date of the Company's 1999 Annual Meeting of Stockholders will not be on May 11, 1999, as previously announced, due to the timing of the Company's Special Meeting of Stockholders in connection with the proposed acquisition by the Company of the outstanding stock of Snyder Oil Company. The Company will announce the new date of the Annual Meeting when it has been determined by the Board.

                             REPORT OF MANAGEMENT

To the Stockholders of Santa Fe Energy Resources, Inc.

   Management of Santa Fe is responsible for preparing the accompanying financial statements and for assuring their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and fairly present the transactions and financial position of the Company. The financial statements include amounts that are based on management's best estimates and judgments.

   The Company's financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants selected by the Audit Committee and approved by the stockholders. Management has made available to PricewaterhouseCoopers LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.

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





          James L. Payne                        Janet F. Clark
       Chairman of the Board,                 Senior Vice President
Chief Executive Officer and Director   Chief Financial Officer and Treasurer
   (Principal Executive Officer)    (Principal Financial and Accounting Officer)

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Santa Fe Energy Resources, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 49 present fairly, in all material respects, the financial position of Santa Fe Energy Resources, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 1, 1999

                         SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                             --------------------------------------
                                                                                               1998           1997           1996
                                                                                             --------       --------       --------
Revenues:
      Sales of crude oil and liquids produced .........................................      $  171.3       $  355.7       $  455.4
      Sales of natural gas produced ...................................................         119.1          138.1          105.8
      Sales of crude oil purchased ....................................................          --             20.5           21.1
      Other ...........................................................................           0.6            0.4            1.0
                                                                                             --------       --------       --------
         Total revenues ...............................................................         291.0          514.7          583.3
                                                                                             --------       --------       --------
Costs and expenses:
      Production and operating ........................................................         112.5          158.9          188.4
      Cost of crude oil purchased .....................................................          --             22.0           20.8
      Exploration, including dry hole costs ...........................................          71.1           49.1           34.5
      Depletion, depreciation and amortization ........................................         136.1          127.8          148.2
      Impairment of oil and gas properties ............................................          87.8           --             57.4
      General and administrative ......................................................          19.7           28.1           30.1
      Taxes other than income .........................................................          16.3           21.6           26.5
      Loss (gain) on disposition of assets ............................................           1.5           (3.6)         (12.1)
                                                                                             --------       --------       --------
         Total costs and expenses .....................................................         445.0          403.9          493.8
                                                                                             --------       --------       --------
Income (loss) from operations .........................................................        (154.0)         110.8           89.5
      Interest income .................................................................           6.2            2.5            1.9
      Interest expense ................................................................         (22.0)         (23.8)         (37.6)
      Interest capitalized ............................................................           7.2            6.7            5.2
      Other income (expense) ..........................................................          (0.3)          (0.6)          (1.0)
                                                                                             --------       --------       --------
Income (loss) before income taxes, minority interest
   and extraordinary item .............................................................        (162.9)          95.6           58.0
      Current income tax (expense) benefit ............................................          11.4           (8.9)         (22.7)
      Deferred income tax (expense) benefit ...........................................          52.8          (27.3)           8.4
                                                                                             --------       --------       --------
Income (loss) before minority interest and extraordinary item .........................         (98.7)          59.4           43.7
      Minority interest in Monterey Resources, Inc. ...................................          --             (4.7)          (1.3)
                                                                                             --------       --------       --------
Income (loss) before extraordinary item ...............................................         (98.7)          54.7           42.4
      Extraordinary item - debt extinguishment costs ..................................          --             --             (6.0)
                                                                                             --------       --------       --------
Net income (loss) .....................................................................         (98.7)          54.7           36.4
      Preferred dividend requirement ..................................................          --             (3.6)         (13.5)
      Convertible preferred premium ...................................................          --             (8.4)         (33.7)
                                                                                             --------       --------       --------
Earnings (loss) attributable to common shares .........................................      $  (98.7)      $   42.7       $  (10.8)
                                                                                             ========       ========       ========
Earnings (loss) per common share, basic and diluted
      Before extraordinary item .......................................................      $  (0.96)      $   0.43       $  (0.05)
      Extraordinary item - debt extinguishment costs ..................................          --             --            (0.07)
                                                                                             --------       --------       --------
      Per common share ................................................................      $  (0.96)      $   0.43       $  (0.12)
                                                                                             ========       ========       ========
Weighted average number of shares outstanding .........................................         102.6           98.6           90.6
                                                                                             ========       ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                  DECEMBER 31,
                                                                                                             ----------------------
                                                                                                               1998          1997
                                                                                                             --------      --------
                                 ASSETS
Current Assets:
   Cash and cash equivalents ...........................................................................     $   12.1      $    5.6
   Accounts receivable, net ............................................................................         53.2          70.9
   Inventories .........................................................................................         19.0          14.5
   Other current assets ................................................................................         31.7          21.8
                                                                                                             --------      --------
      Total Current Assets .............................................................................        116.0         112.8
                                                                                                             --------      --------
Properties and equipment, at cost:
   Oil and gas (successful efforts method of accounting) ...............................................      1,956.5       1,682.4
   Other ...............................................................................................         20.5          16.8
                                                                                                             --------      --------
                                                                                                              1,977.0       1,699.2
                                                                                                             --------      --------
   Accumulated depletion, depreciation, amortization and impairment ....................................     (1,258.7)     (1,049.5)
                                                                                                             --------      --------
      Net property and equipment .......................................................................        718.3         649.7
                                                                                                             --------      --------
Other Assets:
   Deferred income taxes ...............................................................................         13.5          --
   Other assets ........................................................................................         11.2          26.4
                                                                                                             --------      --------
      Total Other Assets ...............................................................................         24.7          26.4
                                                                                                             --------      --------
Total Assets ...........................................................................................     $  859.0      $  788.9
                                                                                                             ========      ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable ....................................................................................     $  123.3      $  106.7
   Income taxes payable ................................................................................          1.2           6.5
   Interest payable ....................................................................................          1.9           1.4
   Other current liabilities ...........................................................................         12.8          19.4
                                                                                                             --------      --------
      Total Current Liabilities ........................................................................        139.2         134.0
                                                                                                             --------      --------
Long-term debt .........................................................................................        330.6         121.7
Deferred revenues ......................................................................................          3.6           3.7
Other long-term obligations ............................................................................         37.2          36.3
Deferred income taxes ..................................................................................         --            38.5

Commitments and Contingencies (See Note 14)

Shareholders' Equity
   Preferred stock, $0.01 par value, 38.1 shares authorized, none issued ...............................         --            --
   Common stock, $0.01 par value, 200.0 shares authorized,
      102.2 shares and 103.0 shares issued and outstanding, respectively ...............................          1.0           1.0
   Paid-in capital .....................................................................................        728.2         728.2
   Accumulated deficit .................................................................................       (372.5)       (273.2)
   Treasury stock, at cost, 0.8 shares and 0.1 shares, respectively ....................................         (6.8)         (0.6)
   Unamortized restricted stock awards .................................................................         (1.5)         (0.7)
                                                                                                             --------      --------
Total Shareholders' Equity .............................................................................        348.4         454.7
                                                                                                             --------      --------
Total Liabilities and Shareholders' Equity .............................................................     $  859.0      $  788.9
                                                                                                             ========      ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                                -----------------------------------
                                                                                                  1998         1997           1996
                                                                                                -------       -------       -------
Operating activities:
   Net income (loss) .....................................................................      $ (98.7)      $  54.7       $  36.4
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depletion, depreciation and amortization ...........................................        136.1         127.8         148.2
      Impairment of oil and gas properties ...............................................         87.8          --            57.4
      Deferred income taxes ..............................................................        (52.8)         27.3         (11.2)
      Loss (gain) on disposition of assets ...............................................          1.5          (3.6)        (12.1)
      Exploratory dry hole costs .........................................................         38.4          23.7          11.2
      Minority interest in Monterey Resources, Inc. ......................................         --             4.7           1.3
      Other ..............................................................................          3.9           5.7           6.7
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable .........................................         20.6          11.3         (19.8)
      Decrease (increase) in inventories .................................................         (2.6)         (2.3)         (3.0)
      Increase (decrease) in accounts payable ............................................        (16.0)         15.3          19.2
      Increase (decrease) in interest payable ............................................          0.5           1.7          (1.9)
      Increase (decrease) in income taxes payable ........................................         (5.3)        (15.0)         18.4
      Net change in other assets and liabilities .........................................          1.7           3.3         (22.7)
                                                                                                -------       -------       -------
Net cash provided by operating activities ................................................        115.1         254.6         228.1
                                                                                                -------       -------       -------
Investing activities:
   Capital expenditures, including exploratory dry hole costs ............................       (191.9)       (218.6)       (185.7)
   Acquisition of producing properties ...................................................       (117.6)       (197.8)        (37.8)
   Net proceeds from disposition of assets ...............................................          2.0          40.8          16.7
                                                                                                -------       -------       -------
Net cash used in investing activities ....................................................       (307.5)       (375.6)       (206.8)
                                                                                                -------       -------       -------
Financing activities:
   Issuance of Monterey Energy Resources, Inc. common stock ..............................         --            --           123.6
   Issuance of Santa Fe Energy Resources, Inc. common stock ..............................          1.6           2.8           2.4
   Purchase of 7% Series convertible preferred stock .....................................         --            --           (94.0)
   Principal payments on long-term borrowings ............................................         --            --           (70.0)
   Net change in long-term lines of credit ...............................................        208.9         118.2           4.0
   Cash dividends paid ...................................................................         --            (8.5)        (14.8)
   Treasury stock purchased ..............................................................        (11.6)         (0.5)         (0.5)
                                                                                                -------       -------       -------
Net cash provided by (used in) investing activities ......................................        198.9         112.0         (49.3)
                                                                                                -------       -------       -------
Net increase (decrease) in cash and cash equivalents .....................................          6.5          (9.0)        (28.0)
Cash and cash equivalents at beginning of period .........................................          5.6          14.6          42.6
                                                                                                -------       -------       -------
Cash and cash equivalents at end of period ...............................................      $  12.1       $   5.6       $  14.6
                                                                                                =======       =======       =======
Supplemental disclosure of cash flow information:
   Interest paid .........................................................................      $  21.1       $  11.5       $  38.6
   Income taxes paid .....................................................................      $   5.2       $  17.8       $   2.0

                   The accompanying notes an are integral part
                  of these consolidated financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                     1998                      1997                     1996
                                                            -----------------------     --------------------     ------------------
                                                             SHARES         AMOUNT       SHARES      AMOUNT       SHARES    AMOUNT
                                                            --------       --------     --------    --------     --------  --------
$.732 SERIES A CONVERTIBLE PREFERRED STOCK
   Balance, beginning of year .........................         --         $   --           10.7    $   91.4         10.7  $   91.4
   Conversion of $.732
      Series A preferred stock ........................         --             --          (10.7)      (91.4)        --        --
                                                            --------       --------     --------    --------     --------  --------
   Balance, end of year ...............................         --         $   --           --      $   --           10.7  $   91.4
                                                            --------       --------     --------    --------     --------  --------
COMMON STOCK
   Balance, beginning of year .........................        103.0       $    1.0         91.0    $    0.9         90.3  $    0.9
   Issuances related to employee stock
      compensation and savings plans ..................         --             --            0.7        --            0.7      --
   Conversion of $.732
      Series A preferred stock ........................         --             --            9.1         0.1         --        --
   Conversion of convertible
      preferred stock, 7% series ......................         --             --            2.2        --           --        --
                                                            --------       --------     --------    --------     --------  --------
   Balance, end of year ...............................        103.0       $    1.0        103.0    $    1.0         91.0  $    0.9
                                                            --------       --------     --------    --------     --------  --------
PAID-IN CAPITAL
   Balance, beginning of year .........................                    $  728.2                 $  601.3               $  501.1
   Issuances related to employee stock
      compensation and savings plans ..................                        --                        7.6                    6.7
   Issuance of Monterey Resources, Inc.
      common stock ....................................                        --                       --                     93.5
   Conversion of $.732
      Series A preferred stock ........................                        --                       91.3                   --
   Conversion of convertible
      preferred stock, 7% Series ......................                        --                       28.0                   --
                                                                           --------                 --------               --------
   Balance, end of year ...............................                    $  728.2                 $  728.2               $  601.3
                                                                           --------                 --------               --------
ACCUMULATED DEFICIT
   Balance, beginning of year .........................                    $ (273.2)                $ (166.5)              $ (155.7)
   Net income (loss) ..................................                       (98.7)                    54.7                   36.4
   Issuances related to employee stock
      compensation and savings plans ..................                        (0.6)                    --                     --
   Purchase of 7% Series A
      convertible preferred stock .....................                        --                       --                    (33.7)
   Conversion of convertible
      preferred stock, 7% Series ......................                        --                       (8.4)                  --
   Dividends declared .................................                        --                       (3.6)                 (13.5)
   Spin Off of Monterey Resources, Inc. ...............                        --                     (149.4)                  --
                                                                           --------                 --------               --------
   Balance, end of year ...............................                    $ (372.5)                $ (273.2)              $ (166.5)
                                                                           --------                 --------               --------
TREASURY STOCK
   Balance, beginning of year .........................         (0.1)      $   (0.6)        --      $   (0.3)        --    $   --
   Issuances related to employee stock
      compensation and savings plans ..................          0.6            5.4         --           0.2         --         0.2
   Purchase of treasury stock .........................         (1.3)         (11.6)        (0.1)       (0.5)        --        (0.5)
                                                            --------       --------     --------    --------     --------  --------
   Balance, end of year ...............................         (0.8)      $   (6.8)        (0.1)   $   (0.6)        --    $   (0.3)
                                                            --------       --------     --------    --------     --------  --------
UNAMORTIZED RESTRICTED STOCK AWARDS
   Balance, beginning of year .........................                    $   (0.7)                $   --                 $   --
   Issuances related to employee stock
      compensation and savings plans ..................                        (2.6)                    (2.4)                  --
   Amortization of restricted stock awards ............                         1.8                      1.7                   --
                                                                           --------                 --------               --------
   Balance, end of year ...............................                    $   (1.5)                $   (0.7)              $   --
                                                                           --------                 --------               --------
TOTAL SHAREHOLDERS' EQUITY ............................                    $  348.4                 $  454.7               $  526.8
                                                                           ========                 ========               ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") and its subsidiaries include the accounts of all wholly owned subsidiaries and Monterey Resources, Inc. ("Monterey") until Spin Off. Prior to its initial public offering in November 1996, the Company owned 100% of the outstanding common stock of Monterey. At December 31, 1996, the Company owned 82.8% of the outstanding common stock of Monterey, See Note 3 - Spin Off of Monterey Resources, Inc. The Company's Spin Off of Monterey was completed July 25, 1997.

   All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to current presentation.

   OIL AND GAS OPERATIONS. The Company follows the successful efforts method of accounting for its oil and gas exploration and production activities. Costs (both tangible and intangible) of productive wells and development dry holes, as well as the cost of prospective acreage, are capitalized. The costs of drilling and equipping exploratory wells which do not find proved reserves are expensed upon determination that a well does not justify commercial development. Other exploratory costs, including geological and geophysical costs and delay rentals, are charged to expense as incurred.

   Depletion and depreciation of proved properties are computed on an individual field basis using the unit-of-production method based upon proved oil and gas reserves attributable to the field. Certain other oil and gas properties are depreciated or amortized on a straight-line basis. In the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which resulted in a non-cash impairment charge (additional depletion and depreciation) of $87.8 million and $57.4 million in 1998 and 1996, respectively. Impairments of $87.8 million were recorded in 1998 primarily on producing oil and gas properties and unproven leasehold in the Gulf of Mexico. The impairments of oil and gas properties were primarily the result of lower oil and gas prices which are not expected to improve in the near term. The oil and gas impairment tests were based on estimates of future cash flows using an initial WTI spot oil price and an initial New York Mercantile Exchange ("NYMEX") gas price based on quoted forward market prices which were moderately escalated. Future cash flows at December 31, 1998 were based on the Company's estimate of proved reserves and significantly risked probable and possible reserves. The impairment of unproven leasehold was the result of management's decision not to develop these leases.

   The Company provides for future abandonment and site restoration costs with respect to certain of its oil and gas properties. The Company estimates that with respect to these properties such future costs total approximately $22.5 million and such amount is being accrued over the expected life of the properties. At December 31, 1998 and 1997, accumulated depletion, depreciation, amortization and impairment included $12.3 million and $10.0 million, respectively, of such costs.

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

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Maintenance and repairs are expensed as incurred; major renewals and improvements are capitalized. Gains and losses arising from sales of assets are included in income currently.

   REVENUE RECOGNITION. Revenues from the sale of crude oil and liquids produced are generally recognized upon the passage of title, net of royalties and net profits interests.

   Revenues from natural gas production are generally recorded using the entitlement method, net of royalties and net profits interests. Sales proceeds in excess of the Company's entitlement are included in deferred revenues and the Company's share of sales taken by others is included in other assets. At December 31, 1998, the Company's deferred revenues for sales proceeds received in excess of the Company's entitlement were $3.2 million with respect to 2.5 MMcf and the asset related to the Company's share of sales taken by others was $1.2 million with respect to 0.9 MMcf.

   The Company periodically hedges a portion of its oil and gas sales. See Note 14 - Commitments and Contingencies - Oil and Gas Hedging.

   Revenues from sales of crude oil purchased relate to the sales of low viscosity crude oil purchased and blended with certain of Monterey's high viscosity, low gravity crude oil production, either to facilitate pipeline transportation or to realize higher margins. The cost to purchase such crude oil is reflected as an expense.

   EARNING PER SHARE. Earnings per share are based on computation requirements as set forth in Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). See Note 4 - Earnings Per Share.

   ACCOUNTS RECEIVABLE. Accounts Receivable relates primarily to sales of oil and gas and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1998 and 1997 the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $1.6 million and $2.7 million, respectively. Accounts receivable totalling $1.1 million and $0.3 million were written off as uncollectible in 1998 and 1997, respectively.

   INVENTORIES. Inventories are generally valued at the lower of cost (average price or first-in, first-out) or market. Crude oil inventories at December 31, 1998 and 1997 were $5.7 million and $3.7 million, respectively, and materials and supplies inventories at such dates were $13.3 million and $10.8 million, respectively.

   ENVIRONMENTAL EXPENDITURES. Environmental liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition coincides with the Company's commitment to a formal plan of action.

   INCOME TAXES. The Company follows the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined using the tax rate for the period in which those amounts are expected to be received or paid, based on a scheduling of temporary differences between the tax bases of assets and liabilities and their reported amounts. Under this method of accounting for income taxes, any future changes in income tax rates will affect deferred income tax balances and financial results.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FUNCTIONAL CURRENCY. The functional currency of the Company and its subsidiaries is the U.S. dollar.

   USE OF ESTIMATES. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the periods in which certain items of revenue and expense are included. Actual results may differ from such estimates.

   NEW ACCOUNTING STANDARDS. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity. Currently, the Company has no comprehensive income other than net income.

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information See Note 9 - Segment Information. Interim period disclosures will commence in the first quarter ending March 31, 1999.

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the asset or obligation measurement or the net periodic cost recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The adoption of the Statement had no effect on the Company's reported consolidated net income See Note 13 - "Pension and Other Postretirement Benefits".

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company intends to implement the provisions of the Statement beginning with the first quarter of 2000. SFAS 133 will require the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings and statement of financial position.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. PROPOSED MERGER

   On January 13, 1999, Santa Fe entered into a Merger Agreement with Snyder Oil Corporation ("Snyder") which provides that Snyder will be merged with and into Santa Fe. In connection with the merger, the name of Santa Fe will be changed to Santa Fe Snyder Corporation ("Santa Fe Snyder") and Santa Fe's authorized common stock will be increased to 300,000,000. Under the agreement, Snyder shareholders will receive 2.05 shares of Santa Fe common stock for each share of Snyder common stock. The Company will account for this transaction using the purchase method of accounting as of the effective date, which is expected in the second quarter of 1999. The merger is conditioned, among other things, upon securing regulatory and shareholder approval.

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

   Prior to the Spin Off, the Company owned 82.8% of Monterey's outstanding common stock. On July 25, 1997 the Company distributed pro rata to its common shareholders all of the shares of Monterey's common stock that it owned by means of a tax-free distribution (the "Spin Off"). Pursuant to the terms of a letter agreement dated June 13, 1996, upon consummation of the Spin Off, fees aggregating $3.3 million were paid

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by Monterey to Chase Securities Inc. and Petrie Parkman & Co., Inc. In addition, a fee of $0.4 million was paid to GKH Partners, L.P., of which $0.2 million was paid by the Company and $0.2 million was paid by Monterey. One of the Company's former directors was associated with Chase Securities and another current director is associated with GKH Partners.

   Monterey agreed to indemnify the Company if at any time during the one-year period subsequent to consummation of the Spin Off (or if certain tax legislation is enacted and is applicable, such longer period as is required for the Spin Off to be tax free to the Company) Monterey takes certain actions, the effects of which result in the Spin Off being taxable to the Company. As of March 1, 1999, the Company does not believe that any such actions occurred during the one-year period that would have had such effect on the Spin Off.

   Prior to the Spin Off, Monterey purchased all the common stock of McFarland Energy, Inc. ("McFarland Energy") for $106.2 million in cash and $2.3 million of assumed debt.

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

   The following table sets forth certain financial information for the Company, on an unaudited pro forma basis assuming that the Spin Off occurred prior to the beginning of the periods presented (1):

                                            FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                              1997                1996
                                         ------------         ----------------
                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

   Revenues...........................   $      333.5         $          290.4
   Income (loss) from operations......           60.3                    (15.1)
   Net income (loss)..................           35.0                     (5.5)
   Earnings (loss) to common shares...           23.0                    (52.7)
   Earnings (loss) per common share,
     basic and diluted................   $       0.23         $          (0.58)

- -----------

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

   The Company recorded the following reductions on the balance sheet in 1997 as a result of the Spin Off of Monterey (in millions):

      Current assets....................................   $ 45.7
      Property and equipment, net.......................    537.5
      Other assets......................................      1.6
      Current liabilities...............................     49.0
      Long-term debt....................................    277.3
      Other long-term obligations.......................      3.8
      Deferred income taxes.............................     74.2
      Minority interest in Monterey Resources, Inc......     31.1
      Shareholders' equity..............................    149.4

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. EARNINGS PER SHARE

   The following table sets forth the components of the Company's basic and diluted earnings per share calculations:

                                                                                   EARNINGS (LOSS)        WEIGHTED
                                                                                    ATTRIBUTABLE         AVERAGE OF
                                                                                      TO COMMON         COMMON SHARES     PER SHARE
                                                                                       SHARES            OUTSTANDING        AMOUNT
                                                                                   ---------------     ---------------    ---------
Year Ended December 31, 1998
 Basic ........................................................................    $         (98.7)              102.6
 Effect of dilutive stock options .............................................               --                   1.8
 Effect of dilutive performance awards ........................................               --                   0.4
                                                                                   ---------------     ---------------
 Basic and diluted ............................................................    $         (98.7)              104.8    $   (0.96)
                                                                                   ===============     ===============    =========
Year Ended December 31, 1997
 Basic ........................................................................    $          42.7                98.6
 Effect of dilutive stock options .............................................               --                   1.8
 Effect of dilutive performance awards ........................................               --                   0.2
                                                                                   ---------------     ---------------
 Basic and diluted ............................................................    $          42.7               100.6    $    0.43
                                                                                   ===============     ===============    =========
Year Ended December 31, 1996
 Basic before extraordinary item ..............................................    $          (4.8)               90.6
 Effect of dilutive stock options .............................................               --                   0.7
                                                                                   ---------------     ---------------
 Basic and diluted before extraordinary item ..................................    $          (4.8)               91.3    $   (0.05)
                                                                                   ===============     ===============    =========
 Basic and diluted - extraordinary item .......................................    $          (6.0)               91.3    $   (0.07)
                                                                                   ===============     ===============    =========
 Basic and diluted after extraordinary item ...................................    $         (10.8)               91.3    $   (0.12)
                                                                                   ===============     ===============    =========

   The Company had 5.2 million, 1.4 million and 1.9 million stock options outstanding in 1998, 1997 and 1996, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. The Company also had convertible preferred stock in 1997 and 1996 which was antidilutive. Given that the Company reported a loss in 1998 and 1996, the potential effects of dilutive stock options and performance awards were not included in the computation of diluted earnings per share.

NOTE 5. SANTA FE ENERGY TRUST

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

   For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional support payments to the extent that it needs such payments to distribute $0.40 per Depository Unit per quarter. The source of such support payments, if needed, will be limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. If such support payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such support payments. The aggregate amount of the additional royalty payments (net of any amounts recouped) will be limited to $20.0 million on a revolving basis. Through the end of 1998, the Trust had received support payments totalling $2,168,000. During 1996 and the first six months of 1997 Santa Fe recouped $2,074,000 of such payments. In 1999, the Company

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has made an additional support payment of $779,000. Depending on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make distributions of $0.40 per quarter. In such instances the Company would be required to make support payments. Due to low commodity prices, almost all of the production proceeds from Santa Fe's royalty interest in the Wasson ODC unit for the quarter ended December 31, 1998 were used to make the support payment. At December 31, 1998 and 1997, accounts payable included $2.6 million and $3.5 million, respectively, due to the Trust.

NOTE 6. CASH FLOWS

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet as of December 31, 1998, related to the acquisition of an additional interest in the Tuban Production Sharing Contract on the island of Java in Indonesia from Total S.A.:
                                                         TOTAL S.A.
                                                        ACQUISITION
                                                       -------------
                                                       (in millions)
      Accounts receivable.............................     $  2.9
      Inventories.....................................        1.9
      Other assets....................................        3.4
      Accounts payable................................        3.4
      Other long-term obligations.....................        0.1
      Deferred income taxes...........................        0.9

   The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet as of December 31, 1997, related to Monterey's acquisition of McFarland Energy, the Company's Spin Off of Monterey and the Company's acquisition of interests in the Tupungato field in Argentina:

                                                                          MCFARLAND        MONTEREY        TUPUNGATO
                                                                         ACQUISITION       SPIN OFF       ACQUISITION        TOTAL
                                                                         -----------       --------       -----------      --------
                                                                                               (In millions)
            Accounts receivable ...................................      $       7.0       $  (38.4)      $       1.3      $  (30.1)
            Inventories ...........................................              0.3           (2.4)              0.7          (1.4)
            Accounts payable ......................................              0.5          (27.6)              0.6         (26.5)
            Income taxes payable ..................................             --              0.1              --             0.1
            Interest payable ......................................             --             (6.3)             --            (6.3)
            Other assets and liabilities ..........................             (0.3)          10.1               1.2          11.0
            Long-term debt ........................................              2.3         (277.3)             --          (275.0)

   In December 1996, the Company sold the surface rights to approximately 116 surface acres in Orange County, California to an unaffiliated party for total consideration of $24.2 million and recognized a $12.3 million gain. The Company received $15.9 million in cash and an $8.3 million note, which was purchased by Monterey for cash. In 1997 Monterey received cash payment for the note.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES

   Federal income tax returns through 1991 have been audited and are closed, while subsequent years are unaudited. Certain state franchise tax returns for years 1984 through 1990 are currently under audit. In November 1996, the Company and Monterey executed a tax sharing agreement, which transferred to Monterey all obligations attributable to these franchise tax liabilities for these years.

   Total pretax income (loss) for the years ended December 31, 1998, 1997 and 1996 was taxed under the following jurisdictions (in millions):

                                                  1998         1997        1996
                                                 ------       ------      ------
      Domestic ............................     $(126.1)     $ 88.0      $ 46.4
      Foreign .............................       (36.8)        7.6         2.4
                                                 ------       ------      ------
                                                $(162.9)     $ 95.6      $ 48.8
                                                 ======       ======      ======

   The Company's total income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consisted of the following items (in millions):

                                      1998           1997           1996
                                    -------        -------        -------
     Current
        U.S. federal .............  $ (11.2)       $   2.3        $  13.6
        State ....................     (2.1)           1.4            5.1
        Foreign ..................      1.9            5.2            3.6
                                    -------        -------        -------
                                      (11.4)           8.9           22.3(a)
                                    -------        -------        -------
     Deferred
        U.S. federal .............  $ (41.6)       $  26.7        $   4.7
        State ....................     --              0.7            1.3
        Foreign ..................    (11.2)          (0.1)         (17.2)(b)
                                    -------        -------        -------
                                      (52.8)          27.3          (11.2)
                                    -------        -------        -------
                                    $ (64.2)       $  36.2        $  11.1(a)
                                    =======        =======        =======


(a) Includes $3.2 million income tax benefit which is reflected in extraordinary item - debt extinguishment costs. See Note 3 - "Spin off of Monterey Resources, Inc.".

(b) Includes benefit of $8.3 million related to certain prior period foreign expenditures.

   The Company's deferred income tax (assets) liabilities at December 31, 1998 and 1997 are composed of the following differences between financial and tax reporting (in millions):

                                                              1998        1997
                                                            -------     -------
     Capitalized costs and write-offs .................     $  47.2     $  81.0
                                                            -------     -------
     Gross deferred tax liability .....................        47.2        81.0
                                                            -------     -------
     Accruals not currently deductible for tax purposes        (3.0)      (20.0)
     Alternative minimum tax carryforwards ............       (16.9)      (15.2)
     Net operating loss carryforwards .................       (26.6)       --
     Foreign deferred asset ...........................       (14.1)       (6.2)
     Other ............................................        (0.1)       (1.1)
                                                            -------     -------
     Gross deferred tax assets ........................       (60.7)      (42.5)
                                                            -------     -------
     Deferred tax (asset) liability ...................     $ (13.5)    $  38.5
                                                            =======     =======

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A reconciliation of the Company's total income tax expense computed by applying the statutory U.S. federal income tax rate to the Company's total income (loss) before income taxes for the years ended December 31, 1998, 1997 and 1996 is presented in the following table (in millions):

                                                               1998       1997       1996
                                                             -------    -------    -------
U.S. federal income taxes at statutory rate ..............   $ (57.0)   $  33.4    $  17.1
Increase (reduction) resulting from:
   State income taxes, net of federal effect .............      (1.4)       1.4        4.3
   Foreign income taxes in excess of (less than) U.S. rate       2.8        2.4      (14.4)
   U.S. tax on foreign reinvested earnings ...............       0.6        0.5        2.8
   Prior period tax adjustments ..........................      (9.3)      --          1.7
   Other .................................................       0.1       (1.5)      (0.4)
                                                             -------    -------    -------
                                                             $ (64.2)   $  36.2    $  11.1
                                                             =======    =======    =======

NOTE 8. FINANCING AND DEBT

   Long-term debt at December 31, 1998 and 1997 consisted of the following balances (in millions):

                                                     DECEMBER 31,
                                       -----------------------------------------
                                              1998                  1997
                                       -------------------   -------------------
                                       CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                       -------   ---------   -------   ---------
Santa Fe
   11% Senior Subordinated Debentures  $  --     $    99.6   $  --     $    99.5
   Lines of credit borrowings .......     --         231.0      --          22.2
                                       -------   ---------   -------   ---------
                                       $  --     $   330.6   $  --     $   121.7
                                       =======   =========   =======   =========

   Aggregate total maturities of long-term debt during the next five years are as follows: 1999 - none; 2000 - none; 2001 - none; 2002 - none and 2003 - $231.0 million.

   The Company has a revolving credit agreement (the "Credit Agreement") which matures May 15, 2003. Subject to the covenants described below, the Credit Agreement permits the Company to obtain revolving credit loans and issue letters of credit having a maximum aggregate amount of $335 million of which $30 million is available for letters of credit. Borrowings under the agreement are unsecured and interest rates are tied to the agent bank's prime rate or eurodollar offering rate, at the Company's option. At December 31, 1998, the Company had $225.0 million in borrowings outstanding under the Credit Agreement, which were classified as long-term debt on the balance sheet since the company has the ability and intends to refinance such amount on a long-term basis. The Company had one letter of credit outstanding under the Credit Agreement at December 31, 1998 for $22.1 million and one letter of credit outside the Credit Agreement for $1.8 million. The actual interest rates varied from 6.0% to 6.4% for the year ended December 31, 1998.

   In a public offering in May 1994, the Company issued $100.0 million of 11% Senior Subordinated Debentures due 2004 (the "Debentures"). The Debentures were issued for 99.266% of face value, and the Company received proceeds of $96.1 million after deducting related costs and expenses of $3.2 million. The Debentures, which mature May 15, 2004, are not redeemable prior to May 15, 1999 and may be redeemed after such date at the option of the Company at prices set forth in the indenture for the Debentures. Under certain circumstances, the Company may be required to redeem the Debentures for 101% of the principal amount. The Debentures are general unsecured subordinated obligations of the Company.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Credit Agreement and the Indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at December 31, 1998 the Company could incur approximately $168 million of additional indebtedness of which $70 million could be borrowings under the Credit Agreement. As of December 31, 1998, these covenants do not allow the Company to pay dividends or repurchase capital stock.

   In addition to the Credit Agreement, the Company also has one short-term uncommitted line of credit totalling $20.0 million which is used to meet short-term cash needs. At December 31, 1998, the Company had $6.0 million in borrowings under these facilities, which were classified as long-term debt on the balance sheet since the company has the ability and intends to refinance such amount on a long-term basis. Actual interest rates varied from 5.6% to 7.5% for the year ended December 31, 1998.

NOTE 9. SEGMENT INFORMATION

   The principal business of the Company consists of the exploration, development and acquisition of oil and gas properties and the production and sale of crude oil and liquids and natural gas. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic area. The Company's reportable segments are the United States, Argentina, Indonesia, and Other International. Other International represents various exploration and development projects in China, Gabon, Ecuador, Cote d'Ivoire and other international arenas. The prior years' segment information has been restated to present the Company's four reportable segments.

   The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources based principally on operating income or loss.

   The table below presents information about the reported segments for the years ending December 31, 1998, 1997 and 1996. Other reconciling items include other corporate income and expenses, hedging activities and overhead costs not allocated to specific geographic areas. Asset information by reportable segment is not presented because such information is not a factor used by management to evaluate the performance of the segments.

                                                       EARNINGS (LOSS)
                                                        BEFORE INCOME      DEPLETION,
                                                       TAXES, MINORITY    DEPRECIATION
                                                        INTEREST AND      AMORTIZATION  (LOSS) GAIN
                            TOTAL       OPERATING       EXTRAORDINARY          AND       ON SALE OF
                          REVENUES    INCOME (LOSS)         ITEM           IMPAIRMENT      ASSETS
                          --------    -------------    ---------------    ------------   ----------
1998:

United States .........   $  194.5    $       (73.0)   $         (73.0)   $      179.4   $     (1.5)
Argentina .............       33.6              1.0                1.0            13.1         --
Indonesia .............       53.5              5.5                5.5            19.7         --
Other International ...        7.7            (57.2)             (57.2)            3.5         --
Other reconciling items        1.7            (30.3)             (39.2)            8.2         --
                          --------    -------------    ---------------    ------------   ----------
     Total Consolidated   $  291.0    $      (154.0)   $        (162.9)   $      223.9   $     (1.5)
                          ========    =============    ===============    ============   ==========

                                                  TABLE CONTINUED ON NEXT PAGE

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       EARNINGS (LOSS)
                                                        BEFORE INCOME      DEPLETION,
                                                       TAXES, MINORITY    DEPRECIATION
                                                        INTEREST AND      AMORTIZATION  (LOSS) GAIN
                            TOTAL       OPERATING       EXTRAORDINARY          AND       ON SALE OF
                          REVENUES    INCOME (LOSS)         ITEM           IMPAIRMENT      ASSETS
                          --------    -------------    ---------------    ------------   ----------
1997:

United States .........   $  444.8    $       133.8    $         133.8    $      106.1   $      3.6
Argentina .............       40.7             15.3               15.3             8.9         --
Indonesia .............       27.8             (0.7)              (0.7)            6.9         --
Other International ...       (0.6)           (11.7)             (11.7)            0.8         --
Other reconciling items        2.0            (25.9)             (41.1)            5.1         --
                          --------    -------------    ---------------    ------------   ----------
     Total Consolidated   $  514.7    $       110.8    $          95.6    $      127.8   $      3.6
                          ========    =============    ===============    ============   ==========

1996:

United States .........   $  552.1    $       177.3    $         177.3    $      156.1   $      0.1
Argentina .............       35.8             16.4               16.4             7.9         --
Indonesia .............       29.6            (12.8)             (12.8)           24.6         --
Other International ...       --              (19.9)             (19.9)            5.1         (0.3)
Other reconciling items      (34.2)           (71.5)            (103.0)           11.9         12.3
                          --------    -------------    ---------------    ------------   ----------
     Total Consolidated   $  583.3    $        89.5    $          58.0    $      205.6   $     12.1
                          ========    =============    ===============    ============   ==========

   For the year ending December 31, 1998, revenues from two purchasers represented approximately $38.9 million and $34.3 million of the Company's consolidated revenues. In 1997, one purchaser accounted for approximately $55.2 million of consolidated revenues and in 1996, three purchasers accounted for approximately $66.7 million, $105.7 million and $64.8 million of consolidated revenues. All of these amounts represent sales in the United States segment.

   The following table represents enterprise-wide information for long-lived assets. These assets include net property and equipment and other long-term assets:

                                                        LONG-LIVED ASSETS
                                                  ------------------------------
                                                   1998        1997        1996
                                                  ------      ------      ------
United States ..............................      $427.8      $461.7      $819.4
Argentina ..................................       127.9       114.7        69.0
Indonesia ..................................       141.1        86.8        61.6
Other International ........................        46.2        12.9         1.6
                                                  ------      ------      ------
   Total Consolidated ......................      $743.0      $676.1      $951.6
                                                  ======      ======      ======

NOTE 10. CONVERTIBLE PREFERRED STOCK, 7% SERIES

   In November 1996, the Company purchased 3.8 million of the outstanding shares of its Convertible Preferred Stock, Series 7% (the "7% Preferred") for $24.50 per share. The excess of the cost of the acquired shares ($94.0 million, including related costs of $1.7 million) over the book value of such shares, $33.7 million, is reflected in the Statement of Operations as a Convertible preferred premium. In the second quarter of 1997, the Company converted the remaining 1.2 million outstanding shares of 7% Preferred for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a non-cash reduction in earnings to common shares which is reflected as an $8.4 million Convertible preferred premium in the 1997 Statement of Operations.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREHOLDERS' EQUITY

   $.732 SERIES A CONVERTIBLE PREFERRED STOCK. In the second quarter of 1997 the Company converted all 10.7 million outstanding shares of its $.732 Series A Convertible Preferred Stock (the "DECS") into 9.1 million shares of common stock. There was no charge to earnings as a result of the conversion of the DECS.

   PREFERRED STOCK. The Board of Directors of the Company is empowered, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, and to determine the number of shares in each series and the rights, preferences and limitations of each series. Among the specific matters which may be determined by the Board of Directors are the annual rate of dividends; the redemption price, if any; the terms of a sinking or purchase fund, if any; the amount payable in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company; conversion rights, if any; and voting powers, if any.

   TREASURY STOCK. The Company's Board of Directors has authorized the Company to buy back up to $50 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. In 1998 and 1997, the Company purchased 1,276,697 shares and 53,500 shares, for approximately $11.6 million and $0.5 million, respectively. Currently, the Company is not buying back any of its common stock.

   SHAREHOLDER RIGHTS PLAN. The Company has adopted a shareholder rights plan (the "Rights Plan") whereby preferred stock purchase rights (the "Rights") were distributed to holders of the Company's common stock. The Rights will expire on July 25, 1999. The Rights will be exercisable only if a person acquires beneficial ownership of 15 percent or more of the Company's common stock (an "Acquiring Person"), or commences a tender offer which would result in ownership of 15 percent or more of such stock. Under the Rights Plan, one Right to purchase one one-hundredth of a share of a new series of junior preferred stock of the Company at an exercise price of $42.00 per one one-hundredth of a share (subject to adjustment) were issued for each outstanding share of the Company's common stock held at the close of business on March 3, 1997.

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

   The terms of the Rights may be amended by the Company without the approval of the holders of the Rights at any time the Rights are redeemable. At any time the Rights are no longer redeemable the terms may be amended only to (i) cure any ambiguity; (ii) correct or supplement any provision which may be defective or inconsistent with other provisions; (iii) shorten or lengthen any time period; or (iv) change or supplement the provisions in any manner which the Company deems necessary or desirable, so long as such change does not adversely affect the interests of the holders of the Rights.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    STOCK OPTION PLANS

   Under the terms of the Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan (the "1990 Plan"), the Company may grant options and awards with respect to no more than 10,320,527 shares of common stock to officers, directors and key employees. Under the terms of the Santa Fe Energy Resources 1995 Incentive Stock Compensation Plan (the "1995 Plan"), the Company may grant options and awards with respect to not more than 1,000,000 shares of common stock per year to employees other than executive officers and directors. Awards made under the terms of the 1990 Plan and the 1995 Plan (collectively the "Plans") may be made in the form of Restricted Stock, Bonus Stock, Phantom Units and Stock Appreciation Rights, as such terms are defined in the Plans.

   Options under the terms of the Plans are granted at the average market price on the date of grant and have a ten-year term with vesting periods ranging from six months to three years. The following table summarizes the activity with respect to options outstanding under the Plans during 1998, 1997 and 1996:

                                              1998                     1997                    1996
                                     ----------------------   ----------------------   ----------------------
                                                  WEIGHTED                 WEIGHTED                 WEIGHTED
                                                  AVERAGE                  AVERAGE                  AVERAGE
                                       SHARES     EXERCISE     SHARES      EXERCISE     SHARES      EXERCISE
                                    (THOUSANDS)    PRICE     (THOUSANDS)   ($/SHARE)  (THOUSANDS)      PRICE
                                     ---------    ---------   ---------    ---------   ---------    ---------
Outstanding at beginning of year .     8,068.5    $    7.69     5,392.0    $   12.07     4,441.7    $   11.85
Grants ...........................     1,783.6         9.68       873.1         9.73     1,240.5        12.07
Revaluation due to Spin Off ......        --           --       3,119.0         7.27        --           --
Cancellations ....................      (222.0)       11.29      (919.7)       11.31        (9.9)       10.73
Exercises ........................      (243.9)        6.84      (395.9)        7.23      (280.3)        8.73
                                     ---------                ---------                ---------
Outstanding at end of year .......     9,386.2         8.01     8,068.5         7.69     5,392.0        12.07
                                     =========                =========                =========    =========
Exercisable at end of year .......     6,560.9                  6,037.3                  4,265.6
                                     =========                =========                =========

Weighted average fair value of
   Options granted during the year                $    4.88                $    5.73                $    6.67

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected dividend yield - 0.0%; (ii) expected stock price volatility - 25 to 26%; (iii) risk-free interest rate - 4 to 6%; and (iv) expected life of options
- - 10 years.

   The following table summarizes certain information with respect to options outstanding under the Plans at December 31, 1998:

                    OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
- ------------------------------------------------------------------------   -----------------------------
                                           WEIGHTED AVG.
                                             REMAINING     WEIGHTED AVG.                   WEIGHTED AVG.
                               SHARES       CONTRACTUAL      EXERCISE         SHARES         EXERCISE
RANGE OF EXERCISE PRICES    (THOUSANDS)        LIFE           PRICE         (THOUSANDS)       PRICE
- ------------------------   -------------   -------------   -------------   -------------   -------------
$4.00 to $ 7.00 ........         4,206.7         6 years   $        5.77         3,864.7   $        5.67
$8.00 to $12.00 ........         4,609.8         7 years   $        9.33         2,126.5   $        8.77
$13.00 to $15.00 .......           569.7         2 years   $       13.81           569.7   $       13.81
                           -------------                                   -------------
                                 9,386.2                                         6,560.9
                           =============                                   =============

   In December 1995, the Company granted 0.1 million Phantom Units to certain executive officers which were to be earned over a three-year period commencing January 1, 1996. The Phantom Units vested as a result of the Monterey IPO. The Company recognized $1.6 million in expense in 1996 with respect to such Phantom Units.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   During 1998, 1997 and 1996 the Company granted 0.1 million, 0.2 million and
0.1 million, respectively, shares of restricted stock to certain executive officers and other employees. At December 31, 1998, 0.5 million shares were available for options or awards under the 1990 Plan and 0.1 million shares were available under the 1995 Plan.

   In 1998 the Company issued 0.2 million shares of restricted stock under its incentive compensation plan. These restricted shares vest one-third per year over a three year period. The value of these shares at the grant date is being amortized over the vesting period of the shares. The unamortized portion of these awards at December 31, 1998 and 1997, was $1.5 million and $.7 million, respectively.

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

   The Company has elected to continue to account for stock-based compensation costs in accordance with APB Opinion No. 25. Earnings (loss) attributable to common shares and the related per share amounts would have been reduced as is reflected by the pro forma amounts in the following table (in millions, except per share data):

                                                                    YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998        1997       1996
                                                               --------    --------   --------
AS REPORTED:
      Earnings (loss) attributable to common shares ........   $  (98.7)   $   42.7   $  (10.8)
      Earnings (loss) per common share, basic and diluted ..   $  (0.96)   $   0.43   $  (0.12)

PROFORMA:
      Earnings (loss) attributable to common shares ........   $ (102.4)   $   41.4   $  (12.6)
      Earnings (loss) per common share, basic and diluted ..   $  (1.00)   $   0.42   $  (0.14)

NOTE 13. PENSION AND OTHER POSTRETIREMENT BENEFITS

   In the fourth quarter of 1998, the Company adopted SFAS 132 which revised disclosures about pension and other postretirement benefit plans. Disclosures regarding pension benefits represent the combination of three plans the Company offers its employees. These plans include (i) a defined benefit retirement plan (the "SFER Plan") covering substantially all salaried employees, (ii) a nonqualified supplemental plan (the "Supplemental Plan") which pays benefits to participants in the SFER Plan in those instances where the SFER Plan formula produces a benefit in excess of limits established by ERISA and The Tax Reform Act of 1986 and (iii) a pension plan for certain persons employed in foreign locations (the "Foreign Plan"). Disclosures regarding other benefits represent health care and life insurance benefits for substantially all employees who retire under the provisions of a Company-sponsored retirement plan and their dependents.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following table sets forth the status of those plans and benefits described above at December 31, 1998 and 1997 (in millions):

                                                             PENSION BENEFITS      OTHER BENEFITS
                                                             -----------------     -----------------
                                                              1998       1997       1998       1997
                                                             ------     ------     ------     ------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ..................   $ 42.2     $ 44.4     $  6.6     $  7.3
Service cost .............................................      1.7        1.9        0.4        0.5
Interest cost ............................................      3.1        3.2        0.5        0.5
Contribution by plan participants ........................     --         --          0.1        0.1
Curtailment ..............................................     --         (3.4)      --         (0.7)
Settlement ...............................................     --         (3.3)      --         --
Actuarial (gain) loss ....................................      3.8        1.9        1.0       (0.5)
Benefits paid ............................................     (2.1)      (2.5)      (0.5)      (0.6)
                                                             ------     ------     ------     ------
Benefit obligation at end of year ........................   $ 48.7     $ 42.2     $  8.1     $  6.6
                                                             ------     ------     ------     ------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year ...........   $ 37.1     $ 36.1     $ --       $ --
Actual return on plan assets .............................      0.2        6.6       --         --
Company contribution .....................................     --          0.2        0.4        0.5
Contribution by plan participants ........................     --         --          0.1        0.1
Benefits paid ............................................     (2.1)      (5.8)      (0.5)      (0.6)
                                                             ------     ------     ------     ------
Fair value of plan assets at end of year .................   $ 35.2     $ 37.1     $ --       $ --
                                                             ------     ------     ------     ------

Funded status ............................................   $(13.5)    $ (5.1)    $ (8.1)    $ (6.6)
Contributions ............................................     --         --          0.1        0.1
Unrecognized net (gain) loss .............................      4.4       (2.7)       0.2       (0.8)
Unrecognized prior service cost ..........................      0.5        0.5       --         --
Unrecognized net transition (asset) obligation ...........     (0.5)      (0.5)       2.3        2.5
                                                             ------     ------     ------     ------
Prepaid (accrued) benefit cost ...........................   $ (9.1)    $ (7.8)    $ (5.5)    $ (4.8)
                                                             ======     ======     ======     ======
WEIGHTED AVERAGE ASSUMPTIONS AT YEAR END:
Discount rate ............................................     6.75%      7.50%      6.75%      7.50%
Expected return on plan assets ...........................     9.50%      9.50%      --         --
Rate of compensation increase ............................     4.75%      5.25%      4.75%      5.25%
Health care trend rate ...................................     --         --         6.00%      6.00%

EFFECTS OF CHANGES IN ASSUMED HEALTH CARE COST TREND RATE:

EFFECT OF A ONE PERCENTAGE POINT INCREASE
Effect on postretirement benefit obligation ..............                         $  0.7     $  0.5
Effect on total of service and interest cost components ..                         $  0.1     $  0.1

EFFECT OF A ONE PERCENTAGE POINT DECREASE
Effect on postretirement benefit obligation ..............                         $ (0.6)    $ (0.4)
Effect on total of service and interest cost components ..                         $ (0.1)    $ (0.1)

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         PENSION PLAN                   OTHER BENEFITS
                                                -----------------------------    ---------------------------
                                                  1998       1997       1996       1998      1997      1996
                                                -------    -------    -------    -------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost ................................   $   1.7    $   1.9    $   1.8    $   0.4   $   0.5   $   0.5
Interest cost ...............................       3.1        3.2        3.1        0.5       0.5       0.5
Expected return on plan assets ..............      (3.4)      (3.3)      (3.1)      --        --        --
Amortization of transition obligation .......      --         (0.1)      (0.1)       0.2       0.2       0.3
Amortization of loss (gain) .................      (0.1)      --         (0.1)      --        --        --
Curtailment charges (credits) ...............      --         (2.4)      --         --         0.3      --
                                                -------    -------    -------    -------   -------   -------
Net periodic benefit cost ...................   $   1.3    $  (0.7)   $   1.6    $   1.1   $   1.5   $   1.3
                                                =======    =======    =======    =======   =======   =======

   The aggregate projected benefit obligation, the aggregate accumulated benefit obligation and the aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets were $48.7 million, $40.0 million and $35.2 million, respectively, as of December 31, 1998 and $42.2 million, $34.3 million and $37.1 million, respectively, as of December 31, 1997.

SAVINGS PLAN

   The Company has a savings plan available to substantially all salaried employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The Company matches employee contributions for amounts up to 4% of each employee's base salary. In addition, if at the end of each fiscal year the Company's performance for such year has exceeded certain predetermined criteria, each participant will receive an additional matching contribution equal to 50% of the regular matching contribution. The Company's contributions to the 401(k) Plan, which are made in the form of the Company's common stock and charged to expense, totaled $1.3 million in 1998, $1.6 million in 1997 and $1.2 million in 1996.

   The Company also has a savings plan with respect to certain personnel employed in foreign locations. The plan is an unsecured creditor of the Company and at December 31, 1998 and 1997 the Company's liability with respect to the plan totaled $0.6 million and $0.4 million, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

   OIL AND GAS HEDGING. The Company periodically hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce the Company's exposure to declines in market price, the Company's gain from increases in market price may be limited. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Crude oil sales hedges resulted in a $2.5 million increase, a $2.2 million increase and a $21.4 million decrease in revenues in 1998, 1997 and 1996, respectively. At December 31, 1998, the Company had no open crude oil sales hedges.

   At December 31, 1998 and 1997, the Company had no open natural gas sales hedges. Natural gas sales hedges resulted in a decrease in revenues of $21.4 million in 1996.

   As of March 1, 1999, the Company has not entered into any additional hedging agreements.

   ENVIRONMENTAL REGULATION. The Company's oil and gas operations are subject to stringent environmental regulation by government authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and associated facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, the risk of substantial costs and liabilities are inherent to oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As it has in the past, the Company intends to fund the future costs of environmental compliance from operating cash flows.

   Adobe Resources Corporation, which was merged into the Company in 1992, was named as a PRP with respect to the Gulf Coast Vacuum Services Superfund site located in Abbeville, Louisiana. The Company has entered into a sharing agreement with other PRPs to participate in the final remediation of this site. The remediation phase is expected to be completed by June 1999, at which time long-term monitoring will commence. The Company estimates its share of the remediation and monitoring phases to be approximately $150,000, which has been provided for in the Company's financial statements.

   OPERATING LEASES. The Company has noncancellable agreements with terms ranging from one to ten years to lease office space, office equipment and certain production equipment in foreign locations. Minimum rental payments due under the terms of these agreements are: 1999 - $14.7 million, 2000 - $13.8 million, 2001 - $9.2 million, 2002 - $8.7 million, 2003 - $4.9 million and $26.4 million thereafter. Rental expense under the terms of noncancellable agreements totaled $15.2 million in 1998, $10.8 million in 1997 and $5.9 million in 1996.

   OTHER MATTERS. In connection with the development of the Sierra Chata gas field in Argentina in which the Company has a 19.9% working interest, a gas contract with "take-or-pay" and "delivery-to-pay" obligations was executed in 1994 with a gas distribution company.

   There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position.

                        SANTA FE ENERGY RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The following table reflects the financial instruments for which the fair value differs from the carrying amount of such financial instrument in the Company's December 31, 1998 and 1997 balance sheets (in millions):

                                            1998                     1997
                                      -------------------    -------------------
                                      CARRYING     FAIR      CARRYING     FAIR
                                       AMOUNT      VALUE      AMOUNT      VALUE
                                      --------    -------    --------    -------
Liabilities:
  Long-term debt .................    $  330.6    $ 336.4    $  121.7    $ 130.7

   The fair value of the Company's 11% Senior Subordinated Debentures is based on market prices. The fair value of the Company's fixed-rate long-term debt is based on current borrowing rates available for financing with similar terms and maturities. With respect to the Company's floating-rate debt, the carrying amount approximates fair value.

NOTE 16. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                             FIRST     SECOND     THIRD     FOURTH
                                                            QUARTER    QUARTER   QUARTER    QUARTER     TOTAL
                                                            -------    -------   -------    -------    -------
1998:
   Revenues .............................................   $  68.8    $  77.8   $  75.9    $  68.5    $ 291.0
   Gross profit (loss) (a) ..............................      (0.9)       5.4     (18.8)    (120.0)    (134.3)
   Loss (gain) on sale of assets ........................      --          1.2       0.2        0.1        1.5
   Income (loss) from operations ........................      (5.3)       0.8     (23.9)    (125.6)    (154.0)
   Net income (loss) ....................................      (0.3)       0.4     (17.8)     (81.0)     (98.7)
   Earnings (loss) attributable to common shares ........      (0.3)       0.4     (17.8)     (81.0)     (98.7)
   Earnings (loss) per common share
      Basic .............................................   $  --      $  --     $ (0.17)   $ (0.79)   $ (0.96)
      Diluted ...........................................      --         --       (0.17)     (0.79)     (0.96)
   Weighted average shares outstanding ..................     102.7      102.9     102.6      102.2      102.6

The following table includes the results of Monterey for the first seven months of 1997

1997 (b):
   Revenues .............................................   $ 173.9    $ 149.8   $ 101.8    $  89.2    $ 514.7
   Gross profit (a) .....................................      62.9       37.3      25.8       12.9      138.9
   Loss (gain) on sale of assets ........................      (2.3)       0.2      (1.9)       0.4       (3.6)
   Income from operations ...............................      55.8       27.2      20.8        7.0      110.8
   Net income ...........................................      27.9       12.5      10.7        3.6       54.7
   Earnings attributable to common shares ...............      25.5        2.9      10.7        3.6       42.7
   Earnings per common share
      Basic (c) .........................................   $  0.28    $  0.03   $  0.10    $  0.04    $  0.43
      Diluted (c) .......................................      0.27       0.03      0.10       0.04       0.43
   Weighted average shares outstanding ..................      91.2       97.0     102.9      103.0       98.6

(a) Revenues less operating expenses other than general and administrative.
(b) The second quarter of 1997 includes an $8.4 million Convertible preferred premium (see Note 10).
(c) Per share amounts may not add across due to the changes in the average number of common shares outstanding.

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OIL AND GAS RESERVES AND RELATED FINANCIAL DATA

   Information with respect to the Company's oil and gas producing activities is presented in the following tables. Reserve quantities as well as certain information regarding future production and discounted cash flows were determined by independent petroleum consultants, Ryder Scott Company, for all years presented, with the exception of the Company's reserves on the Jabung Block in Indonesia at December 31, 1998, which were prepared by the Company.

OIL AND GAS RESERVES

   The following table sets forth the Company's net proved oil and gas reserves at December 31, 1995, 1996, 1997 and 1998 and the changes in net proved oil and gas reserves for the years ended December 31, 1996, 1997 and 1998.

                                                        CRUDE OIL AND LIQUIDS (MMBLS)
                                        ---------------------------------------------------------------
                                                                                               TOTAL
                                                                           OTHER              EXCLUDING
                                         U.S.    ARGENTINA    INDONESIA    INT'L.    TOTAL    MONTEREY
                                        -----    ---------    ---------    ------    -----    ---------
Balance of Proved Reserves
   at December 31, 1995 .............   258.6         12.8          7.8      --      279.2         79.7
Revisions of previous estimates .....    15.6         (0.2)         2.3      --       17.7          5.7
Improved recovery techniques ........    14.4         --           --        --       14.4         --
Extensions, discoveries
   and other additions ..............     0.6          1.3          0.3      --        2.2          2.2
Purchases of minerals-in-place ......    10.7          2.8         --        --       13.5          5.9
Sales of minerals-in-place ..........    (0.3)        --           --        --       (0.3)        (0.3)
Production ..........................   (24.3)        (1.4)        (1.5)     --      (27.2)       (10.1)
                                        -----    ---------    ---------    ------    -----    ---------
Balance of Proved Reserves
   at December 31, 1996 .............   275.3         15.3          8.9      --      299.5         83.1
Revisions of previous estimates .....     6.9          2.1          2.2      --       11.2         11.2
Improved recovery techniques ........    10.6         --           --        --       10.6         10.6
Extensions, discoveries
   and other additions ..............     1.0          3.9         15.6       4.4     24.9         24.9
Purchases of minerals-in-place ......     3.9          6.4         --        --       10.3         10.3
Sales of minerals-in-place ..........    --           --           --        --       --           --
Spin Off of Monterey Resources ......  (205.8)        --           --        --     (205.8)        --
Production ..........................   (18.3)        (1.8)        (1.6)     --      (21.7)       (11.1)
                                        -----    ---------    ---------    ------    -----    ---------
Balance of Proved Reserves ..........
   at December 31, 1997 .............    73.6         25.9         25.1       4.4    129.0        129.0
Revisions of previous estimates .....    (7.5)        (5.2)        11.7      --       (1.0)        (1.0)
Extensions, discoveries
   and other additions ..............     1.8          0.9         22.0       9.1     33.8         33.8
Purchases of minerals-in-place ......     1.3         --            6.4      13.9     21.6         21.6
Sales of minerals-in-place ..........    --           --           --        --       --           --
Production ..........................    (7.7)        (2.0)        (4.5)     (0.6)   (14.8)       (14.8)
                                        -----    ---------    ---------    ------    -----    ---------
Balance of Proved Reserves ..........
   at December 31, 1998 .............    61.5         19.6         60.7      26.8    168.6       168.6
                                        =====    =========    =========    ======    =====    =========
Proved Developed Reserves
   at December 31,
      1995 ..........................   206.5          7.1          6.0      --      219.6         62.5
      1996 ..........................   224.1          8.5          6.5      --      239.1         68.1
      1997 ..........................    68.0         15.2         21.8      --      105.0        105.0
      1998 ..........................    56.5         12.3         39.5       1.8    110.1        110.1

                                                         NATURAL GAS (BCF)
                                        ------------------------------------------------------
                                                                                      TOTAL
                                                                                     EXCLUDING
                                         U.S.    ARGENTINA    INDONESIA    TOTAL     MONTEREY
                                        -----    ---------    ---------    ------    ---------
Balance of Proved Reserves
   at December 31, 1995 .............   209.9         34.7          0.5     245.1        232.7
Revisions of previous estimates .....    25.9         (2.4)        (0.2)     23.3         22.2
Improved recovery techniques ........    --           --           --        --           --
Extensions, discoveries
   and other additions ..............    40.8          1.1         --        41.9         41.9
Purchases of minerals-in-place ......    11.7          0.6         --        12.3         12.3
Sales of minerals-in-place ..........    (2.1)        --           --        (2.1)        (2.1)
Production ..........................   (53.4)        (7.6)        (0.1)    (61.1)       (59.8)
                                        -----    ---------    ---------    ------    ---------
Balance of Proved Reserves
   at December 31, 1996 .............   232.8         26.4          0.2     259.4        247.2
Revisions of previous estimates .....    22.7         16.4         --        39.1         39.1
Improved recovery techniques ........    --           --           --        --           --
Extensions, discoveries
   and other additions ..............    34.9          1.2         --        36.1         36.1
Purchases of minerals-in-place ......     7.0         --           --         7.0          7.0
Sales of minerals-in-place ..........   (13.0)        --           --       (13.0)       (13.0)
Spin Off of Monterey Resources ......   (11.6)        --           --       (11.6)        --
Production ..........................   (56.5)        (7.8)        (0.1)    (64.4)       (63.8)
                                        -----    ---------    ---------    ------    ---------
Balance of Proved Reserves ..........
   at December 31, 1997 .............   216.3         36.2          0.1     252.6        252.6
Revisions of previous estimates .....     9.4          6.3         --        15.7         15.7
Extensions, discoveries
   and other additions ..............    54.6          3.7         --        58.3         58.3
Purchases of minerals-in-place ......    18.8         --           --        18.8         18.8
Sales of minerals-in-place ..........    (2.3)        --           --        (2.3)        (2.3)
Production ..........................   (55.5)        (9.4)        (0.1)    (65.0)       (65.0)
                                        -----    ---------    ---------    ------    ---------
Balance of Proved Reserves ..........
   at December 31, 1998 .............   241.3         36.8         --       278.1        278.1
                                        =====    =========    =========    ======    =========
Proved Developed Reserves
   at December 31,
      1995 ..........................   170.2         33.3          0.5     204.0        194.8
      1996 ..........................   193.6         25.9          0.2     219.7        210.2
      1997 ..........................   184.8         35.6          0.1     220.5        220.5
      1998 ..........................   194.8         35.0         --       229.8        229.8

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

   At December 31, 1998, 1.8 million barrels of crude oil reserves and 13.6 billion cubic feet of natural gas reserves were subject to a 90% net profits interest held by Santa Fe Energy Trust.

ESTIMATED PRESENT VALUE OF FUTURE NET CASH FLOWS

   Estimated future net cash flows from the Company's proved oil and gas reserves at December 31, 1998, 1997 and 1996 are presented in the following table (in millions, except as noted):

                                                                                                                 TOTAL
                                                                                       OTHER                   EXCLUDING
                                                 U.S.      ARGENTINA    INDONESIA      INT'L.      TOTAL        MONTEREY
                                              ---------    ---------    ---------    ---------    ---------    ---------
1998:
   Future cash inflows ....................   $ 1,067.1    $   217.7    $   582.8    $   262.3    $ 2,129.9    $ 2,129.9
   Future production costs ................      (445.2)      (130.2)      (251.0)       (95.3)      (921.7)      (921.7)
   Future development costs ...............       (90.5)       (42.4)      (127.9)       (77.6)      (338.4)      (338.4)
   Future income tax expenses .............       (31.5)        --          (18.7)       (20.3)       (70.5)       (70.5)
                                              ---------    ---------    ---------    ---------    ---------    ---------
      Net future cash flows ...............       499.9         45.1        185.2         69.1        799.3        799.3
   Discount at 10% for timing of cash flows      (183.8)       (15.3)       (71.9)       (46.3)      (317.3)      (317.3)
                                              ---------    ---------    ---------    ---------    ---------    ---------
   Present value of future net cash flows
      from proved reserves ................   $   316.1    $    29.8    $   113.3    $    22.8    $   482.0    $   482.0
                                              =========    =========    =========    =========    =========    =========
   Present value of pretax future net cash
      flows from proved reserves ..........   $   336.0    $    29.8    $   126.0    $    26.7    $   518.5    $   518.5
                                              =========    =========    =========    =========    =========    =========
   Average sales prices:
      Oil ($/Barrel) ......................   $    9.94    $    8.70    $   10.14    $    9.77    $    9.81    $    9.81
      Natural gas ($/Mcf) .................        1.94         1.29         --           --           1.85         1.85

                                                                                            TABLE CONTINUED ON NEXT PAGE

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                TOTAL
                                                                                      OTHER                    EXCLUDING
                                                 U.S.      ARGENTINA    INDONESIA     INT'L.       TOTAL       MONTEREY
                                              ---------    ---------    ---------    ---------    ---------    ---------
1997:
   Future cash inflows ....................   $ 1,653.8    $   431.0    $   412.9    $    69.9    $ 2,567.6    $ 2,567.6
   Future production costs ................      (657.4)      (190.9)      (142.3)       (38.3)    (1,028.9)    (1,028.9)
   Future development costs ...............      (118.1)       (75.5)       (83.0)       (11.3)      (287.9)      (287.9)
   Future income tax expenses .............      (208.2)       (24.4)       (54.7)        (5.6)      (292.9)      (292.9)
                                              ---------    ---------    ---------    ---------    ---------    ---------
      Net future cash flows ...............       670.1        140.2        132.9         14.7        957.9        957.9
   Discount at 10% for timing of cash flows      (259.2)       (61.0)       (55.0)        (3.0)      (378.2)      (378.2)
                                              ---------    ---------    ---------    ---------    ---------    ---------
   Present value of future net cash flows
      from proved reserves ................   $   410.9    $    79.2    $    77.9    $    11.7    $   579.7    $   579.7
                                              =========    =========    =========    =========    =========    =========
   Present value of pretax future net cash
      flows from proved reserves ..........   $   538.6    $    93.1    $   111.9    $    16.1    $   759.7    $   759.7
                                              =========    =========    =========    =========    =========    =========
   Average sales prices:
      Oil ($/Barrel) ......................   $   16.30    $   14.96    $   16.59    $   16.00    $   16.06    $   16.06
      Natural gas ($/Mcf) .................        2.26         1.21         1.05         --           2.11         2.11

1996:
   Future cash inflows ....................   $ 6,393.6    $   377.7    $   191.8    $    --      $ 6,963.1    $ 2,793.8
   Future production costs ................    (2,792.7)      (138.8)      (135.2)        --       (3,066.7)      (888.7)
   Future development costs ...............      (286.7)       (53.0)       (22.5)        --         (362.2)      (191.6)
   Future income tax expenses .............      (999.2)       (33.4)       (11.9)        --       (1,044.5)      (461.2)
                                              ---------    ---------    ---------    ---------    ---------    ---------
      Net future cash flows ...............     2,315.0        152.5         22.2         --        2,489.7      1,252.3
   Discount at 10% for timing of cash flows      (951.2)       (54.3)        (7.1)        --       (1,012.6)      (486.5)
                                              ---------    ---------    ---------    ---------    ---------    ---------
   Present value of future net cash flows
      from proved reserves ................   $ 1,363.8    $    98.2    $    15.1    $    --      $ 1,477.1    $   765.8
                                              =========    =========    =========    =========    =========    =========
   Present value of pretax future net cash
      flows from proved reserves ..........   $ 1,952.3    $   119.6    $    23.6    $    --      $ 2,095.5    $ 1,047.7
                                              =========    =========    =========    =========    =========    =========
   Average sales prices:
      Oil ($/Barrel) ......................   $   20.35    $   22.62    $   21.67    $    --      $   20.51    $   24.14
      Natural gas ($/Mcf) .................        3.47         1.20         1.05         --           3.24         3.33

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   The following tables set forth the changes in the present value of estimated future net cash flows from proved reserves during 1998, 1997 and 1996 (in millions):

                                                                                                                       TOTAL
                                                                                              OTHER                    EXCLUDING
                                                         U.S.      ARGENTINA    INDONESIA     INT'L.       TOTAL       MONTEREY
                                                      ---------    ---------    ---------    ---------    ---------    ---------
1998:
   Balance at beginning of year ...................   $   410.9    $    79.2    $    77.9    $    11.7    $   579.7    $   579.7
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Increase (decrease) due to:
      Sales of oil and gas, net of production
         costs of $115.0 million ..................      (129.6)       (17.6)       (25.9)        --         (173.1)      (173.1)
      Net changes in prices and production costs ..      (228.7)       (86.2)      (102.9)       (20.8)      (438.6)      (438.6)
      Extensions, discoveries and improved recovery        52.8         10.9        134.9         17.2        215.8        215.8
      Purchase of mineral-in-place ................        43.3         --           61.2          4.9        109.4        109.4
      Sales of minerals-in-place ..................        (8.2)        --           --           --           (8.2)        (8.2)
      Development costs incurred ..................       130.1         21.6         68.5         19.1        239.3        239.3
      Changes in estimated volumes ................        (0.9)        (9.6)      (113.8)         1.3       (123.0)      (123.0)
      Changes in estimated development costs ......      (105.6)        11.7        (22.8)       (12.8)      (129.5)      (129.5)
      Interest factor - accretion of discount .....        44.3          6.0         15.3          1.8         67.4         67.4
      Income taxes ................................       107.7         13.8         20.9          0.4        142.8        142.8
                                                      ---------    ---------    ---------    ---------    ---------    ---------
                                                          (94.8)       (49.4)        35.4         11.1        (97.7)       (97.7)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Balance at end of year .........................   $   316.1    $    29.8    $   113.3    $    22.8    $   482.0    $   482.0
                                                      =========    =========    =========    =========    =========    =========

1997:
   Balance at beginning of year ...................   $ 1,363.8    $    98.2    $    15.1    $    --      $ 1,477.1    $   765.8
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Increase (decrease) due to:
      Sales of oil and gas, net of production
         costs of $177.1 million ..................      (271.4)       (26.9)       (10.8)        --         (309.1)      (241.5)
      Net changes in prices and production costs ..      (444.7)       (73.8)        16.0         --         (502.5)      (474.6)
      Extensions, discoveries and improved recovery       107.0          7.3         64.0         16.1        194.4        195.8
      Purchase of mineral-in-place ................        24.0         32.2         --           --           56.2         57.0
      Spin Off of Monterey Resources ..............      (932.2)        --           --           --         (932.2)        --
      Sales of minerals-in-place ..................       (36.3)        --           --           --          (36.3)       (36.3)
      Development costs incurred ..................       325.7         54.6         30.7          5.2        416.2        208.0
      Changes in estimated volumes ................        28.4         14.7         11.7         --           54.8         74.9
      Changes in estimated development costs ......      (294.9)       (44.9)       (25.4)        (5.2)      (370.4)      (163.6)
      Interest factor - accretion of discount .....        80.6         10.2          2.2         --           93.0         92.6
      Income taxes ................................       460.9          7.6        (25.6)        (4.4)       438.5        101.6
                                                      ---------    ---------    ---------    ---------    ---------    ---------
                                                         (952.9)       (19.0)        62.8         11.7       (897.4)      (186.1)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Balance at end of year .........................   $   410.9    $    79.2    $    77.9    $    11.7    $   579.7    $   579.7
                                                      =========    =========    =========    =========    =========    =========

1996:
   Balance at beginning of year ...................   $   841.9    $    58.1    $    30.2    $    --      $   930.2    $   462.2
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Increase (decrease) due to:
      Sales of oil and gas, net of production
         costs of $210.8 million ..................      (311.7)       (25.6)       (13.9)        --         (351.2)      (236.7)
      Net changes in prices and production costs ..       552.1         35.0         (8.3)        --          578.8        312.5
      Extensions, discoveries and improved recovery       169.1         16.4          0.8         --          186.3        122.9
      Purchase of mineral-in-place ................        92.5         19.2         --           --          111.7         73.4
      Sales of minerals-in-place ..................        (3.3)        --           --           --           (3.3)        (2.7)
      Development costs incurred ..................       145.4         19.5         12.9         --          177.8        123.9
      Changes in estimated volumes ................       152.3          6.6          3.1         --          162.0         43.6
      Changes in estimated development costs ......      (100.8)       (23.4)       (22.8)        --         (147.0)      (122.9)
      Interest factor - accretion of discount .....       113.7          6.6          3.0         --          123.3         61.3
      Income taxes ................................      (287.4)       (14.2)        10.1         --         (291.5)       (71.7)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
                                                          521.9         40.1        (15.1)        --          546.9        303.6
                                                      ---------    ---------    ---------    ---------    ---------    ---------
   Balance at end of year .........................   $ 1,363.8    $    98.2    $    15.1    $    --      $ 1,477.1    $   765.8
                                                      =========    =========    =========    =========    =========    =========

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

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

   The following table includes all costs incurred, whether capitalized or charged to expense at the time incurred (in millions):

                                                                                                  TOTAL
                                                                            OTHER                 EXCLUDING
                                         U.S.     ARGENTINA   INDONESIA     INT'L.      TOTAL     MONTEREY
                                      ---------   ---------   ---------   ---------   ---------   ---------
1998:
   Property acquisition costs:
      Unproved ....................   $    13.6   $     0.9   $     3.0   $     0.9   $    18.4   $    18.4
      Proved ......................        60.2        --          42.2         7.9       110.3       110.3
   Exploration costs ..............        36.3         2.1         3.7        49.2        91.3        91.3
   Development costs ..............        73.6        26.8        27.7        18.2       146.3       146.3
                                      ---------   ---------   ---------   ---------   ---------   ---------
   Total ..........................   $   183.7   $    29.8   $    76.6   $    76.2   $   366.3   $   366.3
                                      =========   =========   =========   =========   =========   =========

1997:
   Property acquisition costs:
      Unproved ....................   $    14.9   $    --     $     0.2   $     2.1   $    17.2   $    17.1
      Proved ......................       185.2        37.4        --           0.2       222.8        84.3
   Exploration costs ..............        48.5         2.1         6.0         9.0        65.6        64.5
   Development costs ..............       115.6        17.2        30.7         5.2       168.7       128.3
                                      ---------   ---------   ---------   ---------   ---------   ---------
   Total ..........................   $   364.2   $    56.7   $    36.9   $    16.5   $   474.3   $   294.2
                                      =========   =========   =========   =========   =========   =========

                                                    TABLE CONTINUED ON NEXT PAGE

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                  TOTAL
                                                                            OTHER                 EXCLUDING
                                         U.S.     ARGENTINA   INDONESIA     INT'L.      TOTAL     MONTEREY
                                      ---------   ---------   ---------   ---------   ---------   ---------
1996:
   Property acquisition costs:
      Unproved ....................   $    31.6   $    --     $    --     $     1.8   $    33.4   $    33.3
      Proved ......................        30.2         7.4        --           0.2        37.8        34.4
   Exploration costs ..............        29.5         0.1         2.4        11.4        43.4        41.7
   Development costs ..............       115.2        12.1        12.9         3.9       144.1        97.1
                                      ---------   ---------   ---------   ---------   ---------   ---------
   Total ..........................   $   206.5   $    19.6   $    15.3   $    17.3   $   258.7   $   206.5
                                      =========   =========   =========   =========   =========   =========

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

   The following table sets forth information concerning capitalized costs at December 31, 1998 and 1997 related to the Company's oil and gas operations (in millions):

                                                                                                                          TOTAL
                                                                                                  OTHER                   EXCLUDING
                                                            U.S.       ARGENTINA    INDONESIA     INT'L.       TOTAL      MONTEREY
                                                          ---------    ---------    ---------    ---------    ---------   ---------
1998:
   Oil and gas properties:
      Unproved ........................................   $    75.3    $     9.8    $    15.0    $     4.9    $   105.0   $   105.0
      Proved ..........................................     1,427.1        164.3        216.8         41.1      1,849.3     1,849.3
      Other ...........................................         2.2         --           --           --            2.2         2.2
   Accumulated amortization of unproved properties ....       (41.5)        (2.3)        (5.4)        (3.7)       (52.9)      (52.9)
   Accumulated depletion, depreciation and
      impairment of proved properties .................    (1,050.5)       (45.1)       (89.4)        (5.8)    (1,190.8)   (1,190.8)
   Accumulated depreciation of other
      oil and gas properties ..........................        (0.7)        --           --           --           (0.7)       (0.7)
                                                          ---------    ---------    ---------    ---------    ---------   ---------
   Total ..............................................   $   411.9    $   126.7    $   137.0    $    36.5    $   712.1   $   712.1
                                                          =========    =========    =========    =========    =========   =========

1997:
   Oil and gas properties:
      Unproved ........................................   $    65.2    $     4.9    $    11.9    $     4.0    $    86.0   $    86.0
      Proved ..........................................     1,290.6        143.5        145.5         14.9      1,594.5     1,594.5
      Other ...........................................         1.9         --           --           --            1.9         1.9
   Accumulated amortization of unproved properties ....       (18.5)        (2.1)        (4.8)        (2.8)       (28.2)      (28.2)
   Accumulated depletion, depreciation and
      impairment of proved properties .................      (903.9)       (32.4)       (70.2)        (3.7)    (1,010.2)   (1,010.2)
   Accumulated depreciation of other
      oil and gas properties ..........................        (0.7)        --           --           --           (0.7)       (0.7)
                                                          ---------    ---------    ---------    ---------    ---------   ---------
   Total ..............................................   $   434.6    $   113.9    $    82.4    $    12.4    $   643.3   $   643.3
                                                          =========    =========    =========    =========    =========   =========

                        SANTA FE ENERGY RESOURCES, INC.
                          SUPPLEMENTAL INFORMATION TO
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

   The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996 (in millions):

                                                                                                                 TOTAL
                                                                                        OTHER                    EXCLUDING
                                                   U.S.      ARGENTINA    INDONESIA     INT'L.       TOTAL       MONTEREY
                                                ---------    ---------    ---------    ---------    ---------    ---------
1998:
   Revenues .................................   $   196.2    $    33.6    $    53.5    $     7.7    $   291.0    $   291.0
   Production costs:
      Production and operating costs ........       (61.0)       (15.5)       (27.6)        (8.4)      (112.5)      (112.5)
      Taxes other than income ...............       (12.4)        (0.3)        --           --          (12.7)       (12.7)
   Exploration, including dry hole costs ....       (21.6)        (2.5)        (0.5)       (46.5)       (71.1)       (71.1)
   Depletion, depreciation,
      amortization and impairments ..........      (184.2)       (12.9)       (19.7)        (3.1)      (219.9)      (219.9)
   Gain (loss) on disposal of properties ....        (1.5)        --           --           --           (1.5)        (1.5)
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                    (84.5)         2.4          5.7        (50.3)      (126.7)      (126.7)
   Income tax (expense) benefit .............        29.6         (0.8)        (3.0)        18.3         44.1         44.1
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                $   (54.9)   $     1.6    $     2.7    $   (32.0)   $   (82.6)   $   (82.6)
                                                =========    =========    =========    =========    =========    =========

1997:
   Revenues .................................   $   446.3    $    40.6    $    27.8    $    --      $   514.7    $   333.5
   Production costs:
      Production and operating costs ........      (128.1)       (13.3)       (16.7)        (0.8)      (158.9)       (87.6)
      Taxes other than income ...............       (17.8)        (0.4)        --           --          (18.2)       (12.5)
   Cost of crude oil produced ...............       (22.0)        --           --           --          (22.0)        --
   Exploration, including dry hole costs ....       (37.9)        (2.2)        (4.6)        (4.4)       (49.1)       (48.2)
   Depletion, depreciation,
      amortization and impairments ..........      (108.6)        (8.4)        (6.9)        (0.6)      (124.5)      (102.5)
   Gain (loss) on disposal of properties ....         3.6         --           --           --            3.6          3.6
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                    135.5         16.3         (0.4)        (5.8)       145.6         86.3
   Income tax (expense) benefit .............       (48.8)        (4.9)         0.1          2.2        (51.4)       (30.0)
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                $    86.7    $    11.4    $    (0.3)   $    (3.6)   $    94.2    $    56.3
                                                =========    =========    =========    =========    =========    =========

1996:
   Revenues .................................   $   517.9    $    35.8    $    29.6    $    --      $   583.3    $   290.4
   Production costs:
      Production and operating costs ........      (162.4)       (10.0)       (15.7)        (0.3)      (188.4)       (80.6)
      Taxes other than income ...............       (22.2)        (0.2)        --           --          (22.4)       (14.2)
   Cost of crude oil produced ...............       (20.8)        --           --           --          (20.8)        --
   Exploration, including dry hole costs ....       (21.9)        (0.1)        (0.6)       (11.9)       (34.5)       (32.8)
   Depletion, depreciation,
      amortization and impairments ..........      (164.9)        (7.9)       (24.6)        (5.0)      (202.4)      (166.3)
   Gain (loss) on disposal of properties ....         0.3         --           --           (0.2)         0.1          0.1
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                    126.0         17.6        (11.3)       (17.4)       114.9         (3.4)
   Income tax (expense) benefit .............       (49.6)        (5.3)         2.9          3.5        (48.5)        (0.1)
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                $    76.4    $    12.3    $    (8.4)   $   (13.9)   $    66.4    $    (3.5)
                                                =========    =========    =========    =========    =========    =========

   Income taxes are computed by applying the appropriate statutory rate to the results of operations before income taxes. Applicable tax credits and allowances related to oil and gas producing activities have been taken into account in computing income tax expenses. No deduction has been made for indirect cost such as corporate overhead or interest expense.

                      SANTA FE ENERGY RESOURCES, INC.
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                               (In Millions)

================================================================================

                                                     1998       1997       1996
                                                   -------    -------    -------
Accounts receivable:
   Balance at beginning of period ..............   $   2.7    $   2.5    $   2.0
      Charge to income .........................      --          0.5        0.5
      Net amounts written off ..................      (1.1)      (0.3)      --
                                                   -------    -------    -------
   Balance at end of period ....................   $   1.6    $   2.7    $   2.5
                                                   =======    =======    =======

                             INDEX OF EXHIBITS

 2(a)  --  Agreement and Plan of Merger, dated as of January 13, 1999 between
           Snyder Oil Corporation and Santa Fe Energy Resources, Inc. ("SFER, Inc.") (incorporated by reference to Exhibit 2.1 of the Form S-4 Registration Statement of SFER, Inc., Commission File No. 333-71595).

 3(a)  --  Restated Certificate of Incorporation (incorporated by reference to
           Exhibit 3.1 of the Form S-2 Registration Statement of SFER, Inc., Commission File No. 33-32831).

 3(b)  --  Bylaws, as amended September 1, 1998 (incorporated by reference to
           Exhibit 3(a) to SFER, Inc.'s Quarterly Report on form 10-Q for the quarter ended September 30, 1998).

 4(a)  --  Rights Agreement dated as of March 3, 1997, between SFER, Inc. and
           First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 1 to SFER, Inc.'s Form 8-A filed February 28, 1997).

 4(b)  --  Form of Amended Certificate of Designation of Series A Junior
           Participation Preferred Stock of SFER, Inc. (incorporated by reference to Exhibit 1 to SFER, Inc.'s Form 8-A filed February 28,
           1997).

 4(c) -- Form of Indenture dated as of May 25, 1994 and Form of Debenture relating to SFER, Inc.'s 11% Senior Subordinated Debentures due 2004 (incorporated by reference to Exhibit 4.1 of the Form S-3 Registration Statement of SFER, Inc., Commission file No. 33-52849).

 4(d)  --  First Supplemental Indenture, dated as of October 21, 1996, between
           SFER, Inc. and State Street Bank and Trust Company, as Trustee, relating to SFER, Inc.'s 11% Senior Subordinated Debentures due 2004 (incorporated by reference to Exhibit 10.1 to SFER, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

*10(a) --  SFER, Inc. Incentive Compensation Plan, as amended.

  10(b)-- SFER, Inc. 1990 Incentive Stock Compensation Plan, Third Amendment and Restatement (incorporated by reference to Exhibit 10(a) to SFER, Inc.'s Quarterly Report on form 10-Q for the quarter ended March 31,1996).

 10(c) -- Examples of Employment Agreements entered into with executive officers of SFER, Inc. (incorporated by reference to Exhibit 10(d) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

 10(d) -- Example of Indemnification Agreements with SFER Inc.'s directors and officers (incorporated by reference to Exhibit 10(b) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).

 10(e) -- Santa Fe Energy Resources Supplemental Retirement Plan effective as of December 4, 1990 (incorporated by reference to Exhibit 10(h) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

 10(f) -- SFER, Inc. Deferred Compensation Plan, effective as of January 1, 1991 as amended and restated, effective February 1, 1994 (incorporated by reference to Exhibit 10(p) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

 10(g) -- Credit Agreement dated as of November 13, 1996 among SFER, Inc., the banks signatory thereto, and The Chase Manhattan Bank, as Administrative Agent and ABN AMRO Bank, N.V., as Co-Agent (incorporated by reference to Exhibit 10(k) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

 10(h) -- Agreement for the Allocation of Consolidated Federal Income Tax Liability and State and Local Taxes among the members of the SFER, Inc. Affiliated Group dated November 19, 1996 (incorporated by reference to Exhibit 10.2 to Monterey Resources, Inc.'s (Commission File No. 1-12311) Annual Report on Form 10-K for the year ended December 31, 1996).

 10(i) -- Agreement Concerning Taxes and Tax Indemnifications upon Spin Off, dated November 19, 1996, between Monterey Resources, Inc. and SFER, Inc. (incorporated by reference to Exhibit 10.3 to Monterey Resources, Inc.'s (Commission File No. 1-12311) Annual Report on Form 10-K for the year ended December 31, 1996).

 10(j) -- Agreement Regarding Shelf Registration Statement dated March 24, 1995, between SFER, Inc. and HC Associates, GKH Partners, L.P., GKH Investments, L.P., Ernest H. Cockrell Texas Testamentary Trust and Carol Cockrell Jennings Texas Testamentary Trust (incorporated by reference to Exhibit 10(o) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).

 10(k) -- Conveyance and Contribution Agreement dated as of November 1, 1996, between Monterey Resources, Inc. and SFER, Inc. (incorporated by reference to Monterey Resources, Inc.'s (Commission File No. 1-12311) Annual Report on Form 10-K for the year ended December 31, 1996).

 10(l) -- Agreement and Restated Credit Agreement dated as of May 15, 1998 among SFER, Inc., the banks signatory thereto, and The Chase Manhattan Bank of Texas, N.A., as Administrative Agent and ABN AMRO Bank, N.V., Bank of America National Trust and Savings Association, NationsBank, N.A. and Wells Fargo Bank (Texas) as Co-Agents (incorporated by reference to Exhibit 10(a) to SFER, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

 10(m) -- Agreement and Restated Credit Agreement dated as of October 19, 1998 among SFER, Inc., the banks signatory thereto, and The Chase Manhattan Bank of Texas, N.A., as Administrative Agent and ABN AMRO Bank, N.V., Bank of America National Trust and Savings Association, NationsBank, N.A., Wells Fargo Bank (Texas) and First National Bank of Chicago as Co-Agents (incorporated by reference to Exhibit 10(a) to SFER, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

*10(n) --  Agreement and Restated Credit Agreement dated as of December 23, 1998 among SFER, Inc., the banks signatory thereto, and The Chase Manhattan Bank of Texas, N.A., as Administrative Agent and ABN AMRO Bank, N.V., Bank of America National Trust and Savings Association, NationsBank, N.A., Wells Fargo Bank (Texas) and First National Bank of Chicago as Co-Agents.

*21    --  Subsidiaries of the registrant.

*23(a) --  Consent of PricewaterhouseCoopers LLP

*23(b) --  Consent of Ryder Scott Company

*24    --  Powers of Attorney

* 27  -- Financial Data Schedule

- ------------
* Filed herewith