Form 10-K/A
period 1998-12-31
SANTA FE ENERGY RESOURCES INC
filed 1999-03-31
CIK 86772

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                 (713) 507-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
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

        Shares of common stock outstanding at March 1, 1999: 102,190,292
================================================================================

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
                                                    PART I

Items  1. and 2.  Business and Properties.......................................................      1
                    General.....................................................................      1
                    Proposed Merger.............................................................      2
                    Reserves....................................................................      3
                    Production and Development Activities.......................................      3
                    Exploration Activities......................................................      7
                    Drilling Activities.........................................................     10
                    Producing Wells.............................................................     10
                    Domestic Acreage............................................................     11
                    Foreign Acreage.............................................................     11
                    Santa Fe Energy Trust.......................................................     11
                    Current Markets for Oil and Gas.............................................     12
                    Other Business Matters......................................................     13
Item   3.         Legal Proceedings.............................................................     16
Item   4.         Submission of Matters to a Vote of Security Holders...........................     16

                                                    PART II

Item   5.         Market for Registrant's Common Equity and Related Stockholder Matters.........     17
Item   6.         Selected Financial Data.......................................................     17
Item   7.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.......................................................     19
Item   8.         Consolidated Financial Statements and Supplementary Data......................     26
Item   9.         Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosures.......................................................     26

                                                   PART III

Item   10.        Directors and Executive Officers of the Registrant............................     27
Item   11.        Executive Compensation........................................................     29
Item   12.        Security Ownership of Certain Beneficial Owners and Management................     38
Item   13.        Certain Relationships and Related Transactions................................     41

                                                    PART IV

Item   14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...............     45

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

GENERAL

     Santa Fe Energy Resources, Inc. ("Santa Fe" or "the Company") is engaged in the exploration, development, acquisition and production of crude oil and natural gas in the continental and offshore United States and in certain international areas. As described in Note 3 of the Notes to the Consolidated Financial Statements, the Company completed the Spin Off of Monterey Resources, Inc. ("Monterey") on July 25, 1997. The Company's United States ("U.S.") core areas of operations are in the Permian Basin of West Texas and Southeastern New Mexico and offshore Gulf of Mexico. Its international core areas are located in Southeast Asia, South America and West Africa. The Company conducts development activities in each of its core areas and is growing more rapidly in the international area where it has recently brought discoveries in Indonesia and Gabon on production. The Company's exploration activities are conducted in each of the international core areas, particularly Southeast Asia and West Africa, the Gulf of Mexico and to a lesser degree, Southeast New Mexico.

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

PROPOSED MERGER

     On January 13, 1999, Santa Fe entered into a Merger Agreement with Snyder Oil Corporation ("Snyder") which provides that Snyder will be merged with and into Santa Fe. In connection with the merger, the name of Santa Fe will be changed to Santa Fe Snyder Corporation ("Santa Fe Snyder") and Santa Fe's authorized common stock and preferred stock will be increased to 300,000,000 shares and 50,000,000 shares, respectively. Under the agreement, Snyder shareholders will receive 2.05 shares of Santa Fe common stock for each share of Snyder common stock. The Company will account for this transaction using the purchase method of accounting as of the effective date, which is expected in the second quarter of 1999. The merger is conditioned, among other things, upon securing regulatory and shareholder approval.

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

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Proposed Merger" for a further discussion with respect to the effects of the proposed merger on the Company.

RESERVES

     The following tables set forth information regarding changes in the Company's estimates of proved net reserves from January 1, 1996 to December 31, 1998 and the Company's estimated proved developed reserves at December 31 for each of the years 1995 through 1998.

                                                                      INCREASES (DECREASES)
                                  ------------------------------------------------------------------------------------------------
                                                                                      NET
                                               REVISIONS              EXTENSIONS,  PURCHASES
                                  BALANCE AT      OF                  DISCOVERIES  (SALES) OF  SPIN OFF OF               BALANCE
                                  BEGINNING    PREVIOUS     IMPROVED      AND       MINERALS    MONTEREY                  AT END
                                  OF PERIOD    ESTIMATES    RECOVERY   ADDITIONS    IN PLACE    RESOURCES   PRODUCTION   OF PERIOD
                                  ---------    ---------    --------   ---------    --------    ---------   ----------   ---------
1996

Oil and condensate
   (MMBbls) .................       279.2        17.7         14.4         2.2        13.2         --          (27.2)       299.5
Natural gas (Bcf) ...........       245.1        23.3          --         41.9        10.2         --          (61.1)       259.4
Oil equivalents
   (MMBOE) ..................       320.0        21.6         14.4         9.2        14.9         --          (37.4)       342.7

1997

Oil and condensate
   (MMBbls) .................       299.5        11.2         10.6        24.9        10.3       (205.8)       (21.7)       129.0
Natural gas (Bcf) ...........       259.4        39.1          --         36.1        (6.0)       (11.6)       (64.4)       252.6
Oil equivalents
   (MMBOE) ..................       342.7        17.7         10.6        30.9         9.3       (207.7)       (32.4)       171.1

1998

Oil and condensate
   (MMBbls) .................       129.0        (1.0)         --         33.8        21.6         --          (14.8)       168.6
Natural gas (Bcf) ...........       252.6        15.7          --         58.3        16.5         --          (65.0)       278.1
Oil equivalents
   (MMBOE) ..................       171.1         1.6          --         43.6        24.3         --          (25.7)       214.9(a)

                                                                                                DECEMBER 31,
                                                                       ----------------------------------------------------------
                                                                       1998               1997               1996            1995
                                                                       ----               ----               ----            ----
PROVED DEVELOPED RESERVES (MMBOE) ......................              148.4              141.8              275.7           253.6

----------------

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

PRODUCTION AND DEVELOPMENT ACTIVITIES

   UNITED STATES OPERATIONS

     The Company's principal U.S. operating regions are the Permian Basin of West Texas and Southeastern New Mexico and offshore Gulf of Mexico. Approximately 47% of the Company's proved reserves are located in these regions. U.S. production averaged 21.2 MBbls of crude oil and liquids and 152.1 MMcf of natural gas per day in l998 and accounted for approximately 66% of the

Company's total production in l998. The Company participated in 47 gross (25.1 net) domestic development wells in l998 of which 46 gross (25.0 net) were successful. Development expenditures during l998 totaled approximately $70 million, split almost evenly among projects in the Permian Basin (including both West Texas and Southeastern New Mexico properties) and the Gulf of Mexico. While development spending in the Gulf of Mexico in l999 is budgeted to be at about the same level, such expenditures in the Permian Basin in l999 are expected to be about 50% less primarily due to the planned deferral into 2000 of expenditures on the Company's waterflood properties as a result of the current low commodity price environment.

     The Company's properties in West Texas, which produced an average of 12.6 MBbls of crude oil and liquids per day in 1998, consist primarily of long-lived EOR properties in mature fields where the Company is engaged in development activities through the use of secondary waterfloods and tertiary CO2 floods. Waterfloods involve the injection of water into reservoirs to drive hydrocarbons into producing wellbores. Following the waterflood phase, certain fields may continue to produce in response to tertiary EOR projects such as the injection of CO2 which mixes with the oil and improves the efficiency of the waterflood. The Wasson field, in which the Company has been active since l939, is its most significant EOR property. Net production to the Company in l998 from this field averaged 5.5 MBbls of crude oil and liquids per day. The Company's interest in the Wasson field consists principally of royalty and working interests in four units under CO2 flood. Most of the expenditures for plant, facilities, wells and equipment necessary for the tertiary recovery projects have been made. In addition, while expenditures relating to the purchase of CO2 for the field will continue, the CO2 can be recycled and, therefore, such expenditures should decline in the future.

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

  INTERNATIONAL OPERATIONS

     In l998 the Company's production from Indonesia, Argentina and Gabon accounted for 48% of total crude oil and liquids production and 15% of its total natural gas production. International proved reserves at year-end l998 comprised 64% of the Company's crude oil and liquids reserves and 13% of its natural gas reserves. The Company's international production averaged 19.5 MBbls of oil and
25.9 MMcf of natural gas per day in 1998, an 86% increase on a BOE basis from l997. Much of this increase was attributable to the Mudi field on the Tuban

Block in Indonesia which commenced production in December l997 and averaged 6.5 MBbls of oil per day net to the Company during l998. The Company participated in 61 gross (19.5 net) development wells in l998 of which 59 (18.9 net) were successful. International development expenditures in l998 were approximately $70 million, and are expected to be slightly higher in l999 primarily due to the continuation of development projects on the Company's Jabung and Tuban Blocks in Indonesia as well as its Kowe Block in Gabon, the commencement of development drilling in China and a new development project in Brazil.

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

     ARGENTINA. In l998 the Company's net production in Argentina averaged 5.4 MBbls of oil and 25.7 MMcf of natural gas per day. Oil production comes from the Company's 22% working interest in the El Tordillo field in the San Jorge Basin and its 100% working interest in the Tupungato field in the Cuyo Basin. Gas production comes from its 19.9% working interest in the Sierra Chata field in the Neuquen Basin.

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

     As discussed above, in January 1999, the Company entered into a joint venture agreement with Westport Oil and Gas to explore for oil and gas in the deeper waters of the Gulf of Mexico. The exploration program includes interests in three exploration projects with the option to drill two additional prospects, review ten of Westport's prospects in both the deep and shallow waters of the Gulf and participate with Westport in the March lease sale.

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

                                                                    YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                           1998             1997           1996
                                                    ---------------   ---------------  ----------------
                                                    GROSS     NET     GROSS      NET   GROSS    NET
                                                    -----     ---     -----      ---   -----    ---
DEVELOPMENT WELLS
   Domestic:
     Completed as natural gas wells................  25.0      9.0     218.0   184.2    12.0      3.8
     Completed as oil wells........................  21.0     16.0     22.0      9.8   252.0    229.9
     Dry holes.....................................   1.0      0.1      8.0      4.2    11.0      6.0

   Foreign:
     Completed as natural gas wells................  15.0      3.8      2.0      0.4     5.0      1.1
     Completed as oil wells........................  44.0     15.1     41.0      9.6    21.0      4.6
     Dry holes.....................................   2.0      0.6      2.0      0.6     1.0      0.2
                                                    -----     ----    -----    -----   -----    -----
   Total Development............................... 108.0     44.6    293.0    208.8   302.0    245.6
                                                    -----     ----    -----    -----   -----    -----

EXPLORATORY WELLS
   Domestic:
     Completed as natural gas wells................   8.0      3.4      9.0      2.9    10.0      5.1
     Completed as oil wells........................   2.0      0.6      7.0      3.4     6.0      2.9
     Dry holes.....................................  17.0      6.1     21.0      7.5     9.0      3.4

   Foreign:
     Completed as natural gas wells................   2.0      0.7        -        -     1.0      0.2
     Completed as oil wells........................   7.0      2.2      1.0      0.3     2.0      0.7
     Dry holes.....................................  18.0      8.2      5.0      1.8     6.0      1.9
                                                     ----     ----     ----    -----    ----     ----
   Total Exploratory...............................  54.0     21.2     43.0     15.9    34.0     14.2
                                                     ----     ----     ----    -----    ----     ----
       Total....................................... 162.0     65.8     336.0   224.7    336.0   259.8
                                                    =====     ====     =====   =====    =====   =====

PRODUCING WELLS

     The following table sets forth the Company's ownership in producing wells at December 31, 1998.

                  U.S. (a)           ARGENTINA         INDONESIA (b)          GABON               TOTAL
             -----------------   -----------------   ----------------    -----------------   -----------------
              GROSS      NET      GROSS      NET      GROSS      NET      GROSS      NET      GROSS      NET
             -------   -------   -------   -------   -------   ------    --------  -------   --------  -------
Oil .......   8,490       977       420       122       408       128         8         2     9,326     1,229
Natural gas     561       162        24         5        14         5      --        --         599       172
              -----     -----     -----     -----     -----     -----     -----     -----     -----     -----
  Total ...   9,051     1,139       444       127       422       133         8         2     9,925     1,401
              =====     =====     =====     =====     =====     =====     =====     =====     =====     =====

----------------
(a) Includes 75 gross wells with multiple completions.
(b) Includes 3 gross wells with multiple completions.

DOMESTIC ACREAGE

     The following table summarizes developed and undeveloped fee and leasehold acreage in the United States at December 31, 1998. Excluded from such information is acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests.

                                  UNDEVELOPED                 DEVELOPED
                             ---------------------      --------------------
STATE                         GROSS          NET         GROSS         NET
-----                        -------       -------      -------     --------
Alabama - Offshore .......    17,280        6,720        5,760        5,760
Alabama - Onshore ........      --           --            824          112
Arkansas .................       329           60          818          182
Colorado .................     1,192        1,048        5,931        5,249
Kansas ...................        93           63        3,433          774
Louisiana - Offshore .....   268,389      135,172      194,043       71,574
Louisiana - Onshore ......     4,338        1,501        6,720        1,550
Michigan .................    36,351       18,561         --           --
Mississippi ..............       300           84        2,738          460
Montana ..................     4,751          617        1,070           55
New Mexico ...............   174,740      109,582       72,166       40,979
North Dakota .............     3,508        1,025        3,385          979
Oklahoma .................     5,170        5,052       20,118        7,761
Pennsylvania .............        20           20           25            3
Texas - Offshore .........   134,292       83,585       48,132       17,751
Texas - Onshore ..........   143,375      104,044      198,946      143,600
Utah .....................       800          395        2,608        1,373
Wyoming ..................    17,861        9,326       21,048       11,688
                             -------      -------      -------      -------
   Total .................   812,789      476,855      587,765      309,850
                             =======      =======      =======      =======

FOREIGN ACREAGE

     The following table summarizes foreign acreage at December 31, 1998.


                                  UNDEVELOPED                   DEVELOPED
                         --------------------------    -------------------------
COUNTRY                     GROSS           NET            GROSS          NET
-------                  ------------   -----------    -----------    ----------
Argentina ..........      1,426,590        365,046         99,887         25,807
Brazil .............        570,040        176,142         47,020         24,173
China ..............      2,181,928      1,549,341           --             --
Cote d'Ivoire ......        339,585        250,625           --             --
Ecuador ............        494,000        172,900           --             --
Gabon ..............        612,288        153,072         12,909          3,227
Ghana ..............      2,593,920      2,593,920           --             --
Indonesia ..........      5,988,831      2,191,735         18,390          4,152
Malaysia ...........      3,494,065      2,795,252           --             --
                         ----------     ----------     ----------     ----------
   Total ...........     17,701,247     10,248,033        178,206         57,359
                         ==========     ==========     ==========     ==========

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company, its subsidiaries and other related companies are named defendants in several lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, in the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period, but would not be material to the Company's consolidated financial position. At this time the Company cannot resonably estimate the amounts of such losses.

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

                                                       PRICE RANGE
                                                 ----------------------
                                                    HIGH         LOW
                                                 ---------    ---------
     1997
       First Quarter....................         $  15.875    $  12.500
       Second Quarter...................            15.750       12.625
       Third Quarter (a)................            15.500        8.062
       Fourth Quarter...................            14.062        9.875

     1998
       First Quarter....................         $  11.687    $   8.812
       Second Quarter...................            11.562        9.375
       Third Quarter....................            11.000        6.844
       Fourth Quarter...................             9.187        5.375

-------------

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA (UNAUDITED)
   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                         1998          1997          1996         1995           1994
                                     -----------    -----------   -----------  -----------    ----------
INCOME STATEMENT DATA
  Revenues .......................   $   291.0      $   514.7     $   583.3    $   449.4      $   404.2
  Income (loss) from operations ..   $  (154.0)     $   110.8     $    89.5    $    53.9      $    48.2
  Earnings (loss) attributable to
    common shares ................   $   (98.7)     $    42.7     $   (10.8)   $    11.8      $     5.4
  Basic and diluted per share data
    Before extraordinary item ....   $   (0.96)     $    0.43     $   (0.05)   $    0.13      $    0.06
    Extraordinary item - debt
      extinguishment .............        --             --           (0.07)        --             --
    Per common share .............   $   (0.96)     $    0.43     $   (0.12)   $    0.13      $    0.06
  Weighted average number
    of shares outstanding ........       102.6           98.6          90.6         90.2           89.9

BALANCE SHEET DATA
  Properties and equipment, net ..   $   718.3      $   649.7     $   909.8    $   889.5      $   843.0
  Total assets ...................       859.0          788.9       1,129.1      1,073.8        1,081.0
  Long-term debt .................       330.6          121.7         278.5        344.4          350.4
  Convertible preferred stock ....        --             --            19.7         80.0           80.0
  Shareholder's Equity ...........       348.4          454.7         526.8        437.7          423.3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's U.S. core areas of operations are in the Permian Basin of West Texas and Southeastern New Mexico and offshore Gulf of Mexico. Its international core areas are located in Southeast Asia, South America and West Africa. The Company conducts development activities in each of its core areas and is growing more rapidly in the international area where it has recently brought discoveries in Indonesia and Gabon on production. The Company's exploration activities are conducted primarily in each of the international core areas, particularly Southeast Asia and West Africa, the Gulf of Mexico and to a lesser degree, Southeast New Mexico.

     As described in Note 3 of the Notes to the Consolidated Financial Statements, the Company completed the Spin Off of Monterey on July 25, 1997. The consolidated financial statements for the year ended December 31, 1997 include seven months of Monterey's results.

PROPOSED MERGER

     On January 13, 1999, Santa Fe entered into a Merger Agreement with Snyder Oil Corporation which provides that Snyder will be merged with and into Santa Fe. In connection with the merger, the name of Santa Fe will be changed to Santa Fe Snyder Corporation and Santa Fe's authorized common stock and preferred stock will be increased to 300,000,000 shares and 50,000,000 shares, respectively. Under the agreement, Snyder shareholders will receive 2.05 shares of Santa Fe common stock for each share of Snyder common stock. The Company will account for this transaction using the purchase method of accounting as of the effective date, which is expected in the second quarter of 1999. The merger is conditioned, among other things, upon securing regulatory and shareholder approval.

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

RESULTS OF OPERATIONS

     The following tables set forth certain financial and operating data for the periods presented:

                                                 YEAR ENDED DECEMBER 31,
                                              ---------------------------
                                                1998     1997       1996
                                              -------   -------   -------
REVENUES (IN MILLIONS)
  Crude oil and liquids produced ..........   $ 171.3   $ 355.7   $ 455.4
  Natural gas produced ....................     119.1     138.1     105.8
  Other ...................................       0.6      20.9      22.1
                                              -------   -------   -------
                                              $ 291.0   $ 514.7   $ 583.3
                                              =======   =======   =======
CRUDE OIL AND LIQUIDS VOLUMES (MBBLS/DAY)
  Domestic ................................      21.2      50.3      66.3
  Argentina ...............................       5.4       4.9       3.7
  Indonesia ...............................      12.3       4.3       4.3
  Gabon ...................................       1.8      --        --
                                              -------   -------   -------
                                                 40.7      59.5      74.3
                                              =======   =======   =======
AVERAGE CRUDE OIL AND LIQUIDS PRICE ($/BBL)
  Unhedged
    Domestic ..............................   $ 11.60   $ 16.32   $ 17.17
    Argentina .............................     10.73     16.93     19.06
    Indonesia .............................     11.91     17.58     18.92
    Gabon .................................     11.59      --        --
    Total .................................     11.58     16.46     17.36
  Hedged ..................................     11.74     16.56     16.87

NATURAL GAS VOLUMES (MMCF/DAY)
  Domestic ................................     152.1     154.8     145.7
  Argentina ...............................      25.7      21.4      20.8
  Indonesia ...............................       0.2       0.3       0.4
                                              -------   -------   -------
                                                178.0     176.5     166.9
                                              =======   =======   =======
AVERAGE NATURAL GAS PRICE ($/MCF)
  Unhedged
    Domestic ..............................   $  2.01   $  2.37   $  2.29
    Argentina .............................      1.30      1.30      1.27
    Indonesia .............................      1.01      1.04      1.04
    Total .................................      1.91      2.23      2.16
  Hedged ..................................      1.91      2.23      1.81

                                                    YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                                1998        1997              1996
                                             ---------    ---------        ---------
COSTS AND EXPENSES PER BOE
   Production and operating (a) ...........   $ 4.38      $ 4.90(e)         $ 5.02(h)
   Exploration, including dry hole costs ..     2.77        1.52(e)(f)        0.92
   Depletion, depreciation and amortization     5.30        3.93              3.89(i)
   General and administrative .............     0.77        0.86(e)(f)(g)     0.67(j)
   Taxes other than income (b) ............     0.63        0.67              0.71
   Interest, net (c) ......................     0.52(d)     0.45              0.82
                                              ------      ------            ------
     Total Costs and Expenses .............   $14.37      $12.33            $12.03
                                              ======      ======            ======

-------------
a)  Excludes related production, severance and ad valorem taxes.
b)  Includes related production, severance and ad valorem taxes.
c)  Reflects interest expense less amounts capitalized and interest income.
d) Excludes effect of $4.7 million ($0.18 per BOE) of interest income on federal income tax audit refunds.
e) Excludes benefit of $1.3 million general and administrative ($0.04 per BOE), $0.3 million production and operating ($0.01 per BOE) and $0.4 million exploration costs and expenses ($0.01 per BOE) related to a pension curtailment benefit from the Monterey Spin Off in 1997.
f) Excludes effect of $0.5 million general and administrative ($0.02 per BOE) and $0.1 million exploration costs and expenses related to compensation expenses resulting from the Spin Off in 1997.
g) Excludes effect of $1.1 million in administrative costs related to the Spin Off of Monterey ($0.03 per BOE) in 1997.
h) Excludes effect of $0.9 million charge for environmental clean-up costs ($0.02 per BOE).
i)  Excludes effect of unproved property writedowns of $0.07 per BOE.
j) Excludes effect of $1.6 million charge related to the abandonment of an office lease and $3.3 million in costs and expenses related to the Monterey IPO ($0.14 per BOE).

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     OIL AND GAS REVENUES. Total revenues for 1998 of $291.0 million were 43.4% lower than 1997, due to lower realized prices for crude oil liquids and natural gas which were down 30% and 14%, respectively and the contribution of Monterey for seven months of 1997. Monterey contributed $180.8 million in crude oil and natural gas revenues in 1997. The Company's crude oil and liquids production for 1998 decreased over 31% to 40.7 MBbls per day from 59.5 MBbls per day in 1997. The production decrease was due to Monterey's contribution of 29.2 MBbls per day in 1997, partially offset by an increase of 10.4 MBbls per day which was attributable to new production from the Mudi, N. Geragai and Makmur fields in Indonesia and the Tchatamba field in Gabon, the acquisition of an additional working interest in the Mudi field and a full year of production from the Tupungato field in Argentina. Natural gas production increased to 178.0 MMcf per day in 1998 compared with 176.5 MMcf per day for the same period in 1997. Gas production from new wells in Southeast New Mexico, the Gulf of Mexico and Argentina more than offset the loss of production from natural production declines, property sales and weather-related disruptions in the Gulf of Mexico. Crude oil prices realized in 1998 averaged $11.74 per barrel, including a $0.16 per barrel hedging benefit, compared with $16.56 per barrel, including a $0.10 per barrel hedging benefit in 1997. Natural gas prices realized in 1998 averaged $1.91 per Mcf, compared with an average of $2.23 per Mcf in 1997.

     COSTS AND EXPENSES. Production and operating expense for the year ended December 31, 1998 decreased to $112.5 million from $158.9 million in 1997 principally due to Monterey's contribution of $71.3 million for the first seven months of 1997 partially offset by increased crude oil and natural gas production, as noted above. Operating costs per unit of production decreased to $4.38 per BOE from $4.90 per BOE in 1997 primarily due to Monterey's production for the first seven months of 1997. Exploration expense in 1998 increased to $71.1 million from $49.1 million in 1997, primarily due to dry hole costs in Cote d'Ivoire, China and Ecuador and seismic programs in China and Gabon. Depletion, depreciation and amortization ("DD&A") for 1998 increased to $136.1 million from $127.8 million for the same period of 1997 primarily due to increased production, but was partially offset by Monterey's contribution of $22.3 million for the first seven months of 1997. DD&A per BOE increased to $5.30 from $3.93 in 1997 due to new production from higher cost properties in the Gulf of Mexico and Monterey's contribution in 1997 at $2.07 per BOE. Impairments of $87.8 million were recorded in 1998 primarily on producing oil and gas properties and unproven leasehold in the Gulf of Mexico. The impairments of oil and gas properties were primarily the result of lower oil and gas prices which are not expected to improve in the near term. The oil and gas impairment tests were based on estimates of future cash flows using an initial WTI spot oil price and an initial New York Mercantile Exchange ("NYMEX") gas price based on quoted forward market prices which were moderately escalated and included no forward sales. Future cash flows at December 31, 1998 were based on the Company's estimate of proved reserves and, in the case of two fields where waterflood projects will be implemented, risk-adjusted probable reserves. Probable reserves were reduced by risk factors for the inherently higher risk associated with the ultimate recovery of these reserves. If the cash flows from probable reserves had not been included in the impairment test, the amount of the impairment would have increased by $17.0 million for 1998. The probable reserves associated with the two waterflood projects require approval from state authorities and interest owners and will involve the expenditure of approximately $8 million in the year 2000 and $7 million in the following two years. The Company intends to expend this capital and has the financial resources to do so. The Company charges accumulated amortization with the remaining basis of individually insignificant unproved leasehold deemed to have no future value. The impairments of unproved leasehold in the amount of $18.4 million recorded in accordance with paragraph 28 of Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19"), during 1998 were associated with substantially all leases on the Gulf of Mexico shelf and certain individually significant leases in the flex trend of the Gulf of Mexico. Based on primarily unsuccessful drilling results to date, a thorough technical review of flex trend leases and the current commodity price environment, the Company has decided not to commit additional capital to further explore on these leases.


     Interest income for 1998 included $4.7 million related to refunds on federal income tax audits. Interest expense decreased by $1.8 million in 1998 primarily due to Monterey's contribution of $11.7 million for the first seven months of 1997 and was partially offset by an increase in borrowings in 1998. Income taxes for 1998 included a $6.0 million benefit related to the favorable settlement of an audit and a $2.4 million benefit related to an anticipated income tax refund. The preferred dividend requirement decreased $3.6 million in 1998 due to the purchase and conversion of all of the Company's outstanding preferred stock, which included the Convertible Preferred Stock, 7% Series (the "7% Preferred") and the $.732 Series A Convertible Preferred (the "DECS"). In November 1996 the Company purchased 3.8 million of the outstanding shares of its 7% Preferred for $24.50 per share. In the second quarter of 1997, the Company converted the remaining 1.2 million outstanding shares of 7% Preferred for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a noncash reduction in earnings to common shares (which is reflected as a convertible preferred premium in the Statement of Operations) of $8.4 million in 1997. Also, in the second quarter of 1997, the Company converted all 10.7 million outstanding shares of its DECS into 9.1 million shares of common stock which had no effect on the Company's earnings to common shares.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     OIL AND GAS REVENUES. Total revenues from crude oil and natural gas sales decreased to $514.3 million for the year ended December 31, 1997 from $582.3 million for the same period in 1996. The decrease was due primarily to the contribution of Monterey for a full year in 1996 compared with seven months in 1997 and lower realized crude prices, partially offset by improved natural gas prices. The Company's crude oil and liquids production for 1997 decreased to
59.5 MBbls per day from 74.3 MBbls per day in 1996. The production decrease was primarily due to Monterey's contribution as previously mentioned, partially offset by property acquisitions in the Permian Basin and Argentina, the Company's ongoing exploration and development program and commencement of production at the N. Geragai field in Indonesia. Natural gas production increased to 176.5 MMcf per day in 1997 from 166.9 MMcf per day for the same period in 1996. New wells in the Central Division and in the Gulf of Mexico more than offset normal production declines and the loss of production from property sales in the Gulf. Crude oil prices realized in 1997 averaged $16.56 per barrel, including a $0.10 per barrel hedging benefit, compared with 1996 when the average realized oil price was $16.87 per barrel, net of a $0.49 per barrel hedging expense. Natural gas prices realized in 1997 averaged $2.23 per Mcf, compared with an average of $1.81 per Mcf in 1996, net of a $0.35 per Mcf hedging expense. No natural gas was hedged in 1997.

     COSTS AND EXPENSES. Production and operating expense for the year ended December 31, 1997 decreased to $158.9 million from $188.4 million in 1996 due to the Spin Off of Monterey in 1997, as noted above.

Exploration expense in 1997 increased to $49.1 million from $34.5 million in 1996, primarily due to increased drilling activity and dry hole expense in the Gulf of Mexico. Depletion, depreciation and amortization expense for 1997 decreased to $127.8 million from $148.2 million for the same period of 1996, primarily due to the Spin Off of Monterey in 1997 and the effect of proved property impairments recorded in 1996. Gain from the disposition of assets was $8.5 million higher in 1996 compared with 1997 due to a $12.3 million gain on the sale of the Company's Olinda surface property in 1996.

     Income taxes for 1996 included an $8.3 million deferred tax benefit related to certain foreign expenditures incurred in prior periods. The extraordinary expense item of $6.0 million reported in 1996 represents costs and expenses, net of related income taxes, associated with the retirement of certain of the Company's debt in association with the Monterey IPO. See Note 3 to the Consolidated Financial Statements. The preferred dividend requirement decreased $9.9 million in 1997 due to the purchase and conversion of all of the Company's outstanding preferred stock. With respect to the Company's purchase of the 3.8 million shares of the 7% Preferred in 1996, the $33.7 million excess of the cost of the acquired shares over the book value of such shares is reflected in the Statement of Operations as a convertible preferred premium.

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

     ENVIRONMENTAL MATTERS. Almost all phases of the Company's oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. The Company has expended significant financial and managerial resources to comply with such regulations. Although the Company believes its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in significant costs and liabilities in the future. As has been done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. See Part I, Items 1. and 2. "Business and Properties, Other Business Matters Environmental Regulation" and Note 14 to the Consolidated Financial Statements.

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

     The Company is in the process of reviewing Snyder's computer systems and Year 2000 compliance program to determine which systems will be retained by Santa Fe. See Part I, Items 1. and 2., "Business and Properties" for further discussion on the proposed merger.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and supplementary data listed in the accompanying Index to Financial Statements, Supplemental Data and Financial Statement Schedules on page 45 herein. Information required by other schedules required under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

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

                                                                                           FIRST ELECTED
NAME, AGE AND BUSINESS EXPERIENCE                                                           A DIRECTOR
---------------------------------                                                          -------------

                    DIRECTORS CONTINUING IN OFFICE UNTIL 1999
Allan V. Martini, 71 ................................................................          1990
    Retired Vice President Exploration and Production and director of Chevron
    Corporation (petroleum operations) since August 1988. Mr. Martini served in that position from July 1986 until his retirement.

Reuben F. Richards, 69 ..............................................................          1992
    Chairman of the Board, Terra Industries, Inc. (agribusiness) from December
    1982 until his retirement in March 1996; Chief Executive Officer thereof from December 1982 to May 1991 and President thereof from July 1983 to May
    1991; Chairman of the Board, Engelhard Corporation (specialty chemicals, engineering materials and precious metals management services) from May 1985 to December 1994 and director thereof since prior to 1990; Chairman of the
    Board Minorco (U.S.A.) Inc. from May 1990 to March 1996 and Chief Executive
    Officer and President from February 1994 to March 1996. Mr. Richards is also a director of Ecolab, Inc. (cleaning and sanitizing products), Engelhard
    Corporation and Potlatch Corporation (forest products).

Kathryn D. Wriston, 59 ..............................................................          1990
    For the past five years, director of various corporations and organizations, including Northwestern Mutual Life Insurance Company (life insurance) and
    The Stanley Works (manufacturer of tools).

                    DIRECTORS CONTINUING IN OFFICE UNTIL 2000

William E. Greehey, 62 ..............................................................          1991
    Chairman of the Board, Chief Executive Officer and director of Valero Energy
    Corporation (refining and marketing) since 1983.

                    DIRECTORS CONTINUING IN OFFICE UNTIL 2001

Melvyn N. Klein, 57 .................................................................          1993
    Attorney and Counselor at Law; private investor; the sole stockholder of a general partner of GKH Partners, L.P., an investment partnership. Mr. Klein is also a principal of Questor Management Company, and director of Anixter
    International (distributor of networking products), Bayou Steel Corporation
    (specialty steel manufacturer) and Hanover Compressor Corporation (provider of full service natural gas compression and fabricator of compressors and production equipment).

James L. Payne, 61 ...................................................................          1986
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

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                       COMPENSATION
                                                                      --------------    PAYOUTS
                                                                        SECURITIES     ---------
                                                                        UNDERLYING        LTIP          ALL OTHER
                                                                       OPTIONS/SARS      PAYOUT       COMPENSATION
                               YEAR      SALARY $      BONUS $ (1)         #S(2)          $(3)            $(4)
                              ------     ---------     -----------       ---------      ---------     -------------
James L. Payne..........       1998       515,000        231,750          310,000            -           28,767
   Chairman of the Board       1997       515,000        562,464           60,000            -           30,500
   and Executive Officer       1996       515,000        708,125          225,000        515,025         30,900

Hugh L. Boyt............       1998       245,000         90,956          125,000            -           13,447
   President and Chief         1997       230,000        171,271           20,000            -           13,400
   Operating Officer           1996       230,000        215,625           70,000        140,625         13,800

Jerry L. Bridwell.......       1998       230,000         77,625             -               -           10,920
   Senior Vice President -     1997       230,000        188,398           20,000            -           11,560
   Exploration and Land        1996       230,000        172,500           70,000        140,625         12,420

Janet F. Clark (5)......       1998       225,000         75,938          110,000            -           11,747
   Senior Vice President -     1997       206,250        138,558          135,000            -            7,159
   Finance, Chief Financial    1996           -             -                -               -              -
   Officer and Treasurer

Duane C. Radtke.........       1998       199,250         63,885          115,000            -           10,935
   Senior Vice President -     1997       187,000        122,541           20,000            -           10,640
   Production                  1996       170,208        146,850           45,000         87,495          9,684

------------

(1) The bonus amounts shown for 1998 were payable in cash, while the amounts in 1997 and 1996, although determined on a cash basis, were actually paid in shares of common stock pursuant to the IC Plan. For

    1997, Messrs. Payne, Boyt, Bridwell, Ms. Clark and Mr. Radtke received 9,798, 3,282, 3,282, 2,414 and 2,135 shares of Bonus Stock and 44,091,
    9,846, 14,769, 10,862, and 9,606 shares of Restricted Stock, respectively. For 1996, Messrs. Payne, Boyt, Bridwell and Radtke received 6,460, 2,084, 3,067 and 1,059 shares of Bonus Stock and 41,200, 9,200, 0, and 8,544 shares of Restricted Stock, respectively.

(2) As a result of the Spin-Off by the Company in July 1997, all outstanding NQSOs were adjusted to reflect the effect of the transaction on the value of the Company's common stock. The anti-dilution formula follows the Internal Revenue Service approved guidelines for adjusting Qualified Incentive Stock Options and took into account the average sales prices for the Company's common stock for a period of time before and after the Spin-Off. As a result of the adjustment, the number of options outstanding increased by a factor of 1.7045 and the strike price was reduced accordingly at that time. The Company will receive the same overall consideration for the underlying securities upon exercise of the option. All outstanding Phantom Units were also adjusted utilizing the same formula. All other terms and conditions of the options and the Phantom Units remained unchanged.

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

(3) The amounts reflect the value of shares of common stock received as a result of the accelerated payout of the Phantom Units in November 1996.

(4) Amounts shown reflect matches made by the Company for employee contributions to the Santa Fe Energy Resources, Inc. Savings Investment Plan as well as the performance match. (See "- Benefit Plans - Savings Plan" for a description of the Savings Investment Plan and the performance match). The performance match is contributed in the year following the performance and therefore total amounts shown for 1996, 1997 and 1998 include the match made for 1995, 1996 and 1997 results, respectively. The Company made a performance match in February 1999 for 1998 results for Messrs. Payne, Boyt, Bridwell, Ms. Clark and Mr. Radtke in the amount of $1,408 for each individual. In addition, amounts shown for 1997 and 1998 also include the match made by the Company relating to deferrals under the Deferred Compensation Plan. (See "- Benefit Plans Savings Plan" for a description of the Deferred Compensation Plan). These amounts are also subject to the performance match outlined in the Savings Investment Plan. In February 1999, the Company allocated to accounts maintained by Messrs. Payne, Boyt, Bridwell, Ms. Clark and Mr. Radtke $3,124, $749, $312, $572 and $345, respectively, as a performance match.

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

                                        INDIVIDUAL GRANTS                                      POTENTIAL REALIZABLE
                                    ----------------------------                                 VALUE AT ASSUMED
                                    NUMBER OF    PERCENT OF                                       RATES OF STOCK
                                   SECURITIES       TOTAL                                             PRICE
                                   UNDERLYING    OPTIONS/SARS      EXERCISE                      APPRECIATION FOR
                                  OPTIONS/SARS    GRANTED TO       OR BASE                         OPTION TERM
                                     GRANTED     EMPLOYEES IN       PRICE     EXPIRATION   ---------------------------
NAME                                   #S         FISCAL YEAR      ($/SH)        DATE          5%($)         10%($)
----                              ------------   -------------    ---------   ----------   -----------     -----------
James L. Payne................       110,000         6.28%         10.625       6/29/08       735,009       1,862,696
                                     200,000        11.43%          8.125      10/28/08     1,021,960       2,589,820
Hugh L. Boyt..................        45,000         2.57%         10.625       6/29/08       300,685         762,012
                                      80,000         4.57%          8.125      10/28/08       408,784       1,035,928
Jerry L. Bridwell.............           -            -               -             -             -               -
Janet F. Clark................        45,000         2.57%         10.625       6/29/08       300,685         762,012
                                      65,000         3.71%          8.125      10/28/08       332,137         841,691
Duane C. Radtke...............        55,000         3.14%         10.625       6/29/08       367,504         931,348
                                      60,000         3.43%          8.125      10/28/08       306,588         776,946

AGGREGATED OPTION/SAR EXERCISES DURING 1998 AND OPTION/SAR VALUES AT DECEMBER 31, 1998

                                                             NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SARS
                                SHARES                          OPTIONS/SARS AT         AT DECEMBER 31, 1998 (1)
                               ACQUIRED        VALUE           DECEMBER 31, 1998                   ($)
                                 ON          REALIZED    ----------------------------   ----------------------------
NAME                           EXERCISE        ($)       EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                          ----------     ---------   -----------    -------------   ------------   -------------
James L. Payne.............        -              -       1,507,842         477,838      1,236,815         24,426
Hugh L. Boyt      .........        -              -         470,143         178,105        422,404          8,549
Jerry C. Bridwell .........        -              -         552,971          53,105        422,404          8,549
Janet F. Clark    .........        -              -         125,300         190,150              -             -
Duane C. Radtke   .........        -              -         137,915         153,900        183,333          4,885

(1)   The closing price of common stock on December 31, 1998 was $7.25.

LONG TERM INCENTIVE PLANS AWARDS IN 1998

                                            NUMBER OF        PERFORMANCE OR OTHER       ESTIMATED FUTURE PAYOUT UNDER
                                          SHARES, UNITS          PERIOD UNTIL             NON-STOCK PRICE-BASED PLANS
                                            OR OTHER             MATURATION OR        THRESHOLD     TARGET       MAXIMUM
NAME                                        RIGHTS #                PAYOUT                 #           #            #
----                                      -------------     ----------------------    ----------   ---------     --------
James L. Payne........................       49,050            1/1/99 - 12/31/01         7,357       49,050       98,100
Hugh L. Boyt..........................       17,857            1/1/99 - 12/31/01         2,678       17,857       35,714
Jerry L. Bridwell.....................          -              1/1/99 - 12/31/01            -            -           -
Janet F. Clark .......................       12,799            1/1/99 - 12/31/01         1,919       12,799       25,598
Duane C. Radtke.......................       12,799            1/1/99 - 12/31/01         1,919       12,799       25,598

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

CHANGE IN CONTROL

     The Stock Plans and the IC Plan contain "Change in Control" provisions. A Change in Control is generally defined to occur if (a) any "person" becomes the beneficial owner of securities representing 25% or more of the voting power of the Company's outstanding securities; or (b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors cease to constitute at least a majority of the Board; or
(c) the Company's stockholders approve a merger or consolidation of the Company with another corporation and the voting securities of the Company outstanding immediately prior thereto do not represent 65% of the combined voting power of the voting securities outstanding immediately thereafter; or (d) the Company's stockholders approve a plan of complete liquidation or an agreement for the sale or disposition by the Company of all or substantially all of its assets. The proposed merger with Snyder described in Part I, Items 1. and 2. "Business and Properties - Proposed Merger" would result in a Change in Control. Therefore, at the time of the merger all stock options granted under the Stock Plans would become exercisable, all restrictions on Restricted Stock would lapse, all goals associated with Phantom Units awards would be deemed met at the maximum level and such awards would become payable in cash and each participant in the IC Plan who remains employed at year-end would be entitled to the maximum bonus that would have been payable if all performance goals had been met in full.

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


            COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (1) AMONG
                         SANTA FE ENERGY RESOURCES, INC.
                     THE S&P 500 INDEX AND A PEER GROUP (2)


   MEASUREMENT PERIOD       SANTA FE ENERGY
  (FISCAL YEAR COVERED)     RESOURCES, INC.       PEER GROUP       S & P 500
  ---------------------    -----------------     ------------    -------------

          12/93                  100                 100              100
          12/94                   86                  88              101
          12/95                  104                 107              139
          12/96                  150                 140              171
          12/97                  217                 133              229
          12/98                  140                  92              294

(1) $100 invested on December 31, 1993 in stock or index - including reinvestment of dividends. Fiscal year ending December 31.

(2) This group of companies, which includes the Company, also currently includes Anadarko Petroleum Corp., Apache Corp., Barrett Resources Corp., Burlington Resources, Cabot Oil & Gas, Cross Timbers Oil Co., Devon Energy, Enron Oil & Gas, Mitchell Energy & Development, Noble Affiliates, Inc., Ocean Energy (reflects value of United Meridian Corporation through date of merger with Ocean Energy on March 27, 1998), Oryx Energy Co., PennzEnergy (formerly Pennzoil Co.), Pioneer Natural Resources, Pogo Producing Company, Seagull Energy Corp, Union Texas Petroleum Holdings, Inc., Vastar Resources, Inc., and Vintage Petroleum. Due to activities such as reorganizations and mergers, additions and deletions are made to the group from time to time.

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

                               PENSION PLAN TABLE

                                                         YEARS OF SERVICE
  AVERAGE YEARLY                 ------------------------------------------------------------------
   COMPENSATION                      15            20            25            30            35
 ----------------                ----------    ----------    ----------     ---------     ---------
$250,000 ...................     $  45,000     $  60,000     $  75,000      $ 112,000     $ 131,000
$350,000 ...................     $  63,000     $  84,000     $ 106,000      $ 158,000     $ 185,000
$450,000 ...................     $  82,000     $ 109,000     $ 137,000      $ 205,000     $ 239,000
$550,000 ...................     $ 101,000     $ 134,000     $ 168,000      $ 251,000     $ 293,000
$650,000 ...................     $ 119,000     $ 159,000     $ 199,000      $ 298,000     $ 348,000
$750,000 ...................     $ 138,000     $ 184,000     $ 230,000      $ 344,000     $ 402,000
$850,000 ...................     $ 156,000     $ 208,000     $ 261,000      $ 391,000     $ 456,000
$950,000 ...................     $ 175,000     $ 233,000     $ 292,000      $ 437,000     $ 510,000

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

     The pension compensation of officers listed in the Summary Compensation Table is listed below:

                                   PENSION COMPENSATION
       NAME                        (FINAL AVERAGE PAY)
------------------               -----------------------
James L. Payne...............           $  799,900
Hugh L. Boyt.................           $  339,900
Jerry L. Bridwell............           $  338,400
Duane C. Radtke..............           $  251,600
Janet F. Clark...............           $  303,100

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the best of the Company's knowledge, the following persons are the only persons who are beneficial owners of more than five percent of the Company's common stock based upon the number of shares outstanding on February 1, 1999:


                                            NUMBER OF
                                            SHARES OF
                                              COMMON             PERCENT
        NAME AND ADDRESS                     STOCK (1)          OF CLASS
       ------------------                  ------------        ----------
HC Associates (2)......................      5,203,091             5.1
     200 West Madison Street
     38th Floor
     Chicago, IL  60606

                                                   NUMBER OF
                                                   SHARES OF
                                                    COMMON            PERCENT
        NAME AND ADDRESS                            STOCK (1)        OF CLASS
       ------------------                         ------------       ---------
MacKay-Shields Financial Corporation (3).......      7,500,700          7.3
     9 West 57th Street
     New York, NY  10019

FMR Corp. (4)..................................     10,225,572         10.0
     82 Devonshire Street
     Boston, MA  02109

--------------
   (1) Each holder has claimed the sole voting and investment power concerning these shares except as noted below.

   (2) As reported at May 31, 1995, HC Associates, a Delaware general partnership ("HC") is the owner of 5,203,091 shares (approximately 5.1 percent) of the Company's common stock. HC was organized in December 1992 for the purpose of, among other things, acquiring, holding, selling, exchanging and otherwise dealing with shares of the Company's common stock. The partners of HC (and their respective percentage interests in HC) are GKH Investments, L.P. (the "GKH Fund") (92.743587%), GKH Partners, L.P. ("GKH") as nominee for GKH Private Limited ("GKHPL") (3.506488%), Cockrell Equity Partners, L.P. (1.089978%) and Cockrell Investment Partners, L.P. (2.659947%). The sole general partner of the GKH Fund, a Delaware limited partnership, is GKH. Pursuant to a management agreement, GKH manages assets on behalf of GKHPL. The number of shares described above does not include 39,100 shares of Common Stock acquired in September 1994 by GKH on behalf of GKHPL and the GKH Fund. The general partners of GKH are JAKK Holding Corp., a Nevada corporation ("JAKK"), DWL Lumber Corporation, a Delaware corporation ("DWL"); and HGM Associates Limited Partnership, an Illinois limited partnership ("HGMLP"). The sole general partner of HGMLP is HGM Corporation, a Nevada corporation ("HGM"). Melvyn N. Klein is the sole director and stockholder of JAKK and serves as its president, treasurer and secretary. Mr. Klein disclaims beneficial ownership of the shares of the Company's common stock owned by HC, GKH, GKHPL and the GKH Fund. Dan W. Lufkin is president, director and sole stockholder, Craigh Leonard is secretary and a director and Douglas J. McBride is assistant secretary and a director of DWL. Thomas J. Pritzker is Chairman of the Board, president and a director, Glen Miller is vice president, treasurer and a director and Harold S. Handelsman is vice president and secretary of HGM.

   (3) As reported at February 16, 1999, as of December 31, 1998, MacKay-Shields Financial Corporation, an investment advisor, was the beneficial owner of 7,500,700 shares of the Company's common stock. Clients of MacKay-Shields Financial Corporation have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such securities. No interest of any such client relates to more than 5% of the outstanding securities of the Company.

   (4) As reported at February 10, 1999, as of January 31, 1999 Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, was the beneficial owner of 9,367,655 shares or 9.2% of the common stock outstanding of the Company as a result of acting as investment adviser to various investment companies registered under
       Section 8 of the Investment Company Act of 1940.

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

                                                    SHARES
          NAME OF DIRECTOR,                          OWNED       PERCENT
     EXECUTIVE OFFICER OR GROUP                   BENEFICIALLY   OF CLASS
     --------------------------                   ------------  ----------
     William E. Greehey (1)...................         91,317        -
     Melvyn N. Klein (2)......................      5,090,294       4.9
     Allan V. Martini (1).....................         49,998        -
     Reuben F. Richards (1)...................         48,478        -
     Kathryn D. Wriston (1)...................         48,720        -
     James L. Payne (3).......................      1,931,912       1.9
     Hugh L. Boyt (4).........................        549,176        -
     Jerry L. Bridwell (5)....................        687,864        -
     Janet F. Clark (6).......................        156,973        -
     Duane C. Radtke (7)......................        203,679        -
     Directors and Executive
       Officers as a Group - 17 (8)...........     10,114,384       9.9

------------

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 30TH DAY OF MARCH 1999.

                                  SANTA FE ENERGY RESOURCES, INC.
                                           (Registrant)

                                                     *
                                  By: _________________________________
                                              Janet F. Clark
                                          Senior Vice President
                                     Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                                  TITLE


              *                  Chairman of the Board, Chief Executive Officer
       James L. Payne            and Director (Principal Executive Officer)


              *                  Senior Vice President, Chief Financial Officer
                                  and Treasurer (Principal Financial and
       Janet F. Clark             Accounting Officer)


              *                  Director
     William E. Greehey


              *                  Director
       Melvyn N. Klein


              *                  Director
      Allan V. Martini


              *                  Director
     Reuben F. Richards


              *                  Director
     Kathryn D. Wriston


Dated March 30, 1999


*BY: /s/ DAVID L. HICKS
   David L. Hicks, Attorney-in-Fact

                         SANTA FE ENERGY RESOURCES, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this report:

                                                                         PAGE
 (1)Financial Statements                                                ------
     Report of Management............................................     46
     Report of Independent Accountants...............................     47
     Consolidated Statement of Operations -
       Years Ended December 31, 1998, 1997 and 1996..................     48
     Consolidated Balance Sheet - December 31, 1998 and 1997.........     49
     Consolidated Statement of Cash Flows -
       Years Ended December 31, 1998, 1997 and 1996..................     50
     Consolidated Statement of Shareholders' Equity -
       Years Ended December 31, 1998, 1997 and 1996..................     51
     Notes to Consolidated Financial Statements......................     52

 (2)Supplemental Schedule
     Schedule II - Valuation and Qualifying Accounts and Reserves....     78

    Exhibits
      See Index of Exhibits which appears on page 79 herein.


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


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Santa Fe Energy Resources, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 45 present fairly, in all material respects, the financial position of Santa Fe Energy Resources, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 1, 1999

                         SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1998      1997       1996
                                                                -------    -------    --------
Revenues:
     Sales of crude oil and liquids produced ................   $ 171.3    $ 355.7    $ 455.4
     Sales of natural gas produced ..........................     119.1      138.1      105.8
     Sales of crude oil purchased ...........................      --         20.5       21.1
     Other ..................................................       0.6        0.4        1.0
                                                                -------    -------    -------
       Total revenues .......................................     291.0      514.7      583.3
                                                                -------    -------    -------
Costs and expenses:
     Production and operating ...............................     112.5      158.9      188.4
     Cost of crude oil purchased ............................      --         22.0       20.8
     Exploration, including dry hole costs ..................      71.1       49.1       34.5
     Depletion, depreciation and amortization ...............     136.1      127.8      148.2
     Impairment of oil and gas properties ...................      87.8       --         57.4
     General and administrative .............................      19.7       28.1       30.1
     Taxes other than income ................................      16.3       21.6       26.5
     Loss (gain) on disposition of assets ...................       1.5       (3.6)     (12.1)
                                                                -------    -------    -------
       Total costs and expenses .............................     445.0      403.9      493.8
                                                                -------    -------    -------
Income (loss) from operations ...............................    (154.0)     110.8       89.5
     Interest income ........................................       6.2        2.5        1.9
     Interest expense .......................................     (22.0)     (23.8)     (37.6)
     Interest capitalized ...................................       7.2        6.7        5.2
     Other income (expense) .................................      (0.3)      (0.6)      (1.0)
                                                                -------    -------    -------
Income (loss) before income taxes, minority interest
   and extraordinary item ...................................    (162.9)      95.6       58.0
     Current income tax (expense) benefit ...................      11.4       (8.9)     (22.7)
     Deferred income tax (expense) benefit ..................      52.8      (27.3)       8.4
                                                                -------    -------    -------
Income (loss) before minority interest and extraordinary item     (98.7)      59.4       43.7
     Minority interest in Monterey Resources, Inc. ..........      --         (4.7)      (1.3)
                                                                -------    -------    -------
Income (loss) before extraordinary item .....................     (98.7)      54.7       42.4
     Extraordinary item - debt extinguishment costs .........      --         --         (6.0)
                                                                -------    -------    -------
Net income (loss) ...........................................     (98.7)      54.7       36.4
     Preferred dividend requirement .........................      --         (3.6)     (13.5)
     Convertible preferred premium ..........................      --         (8.4)     (33.7)
                                                                -------    -------    -------
Earnings (loss) attributable to common shares ...............   $ (98.7)   $  42.7    $ (10.8)
                                                                =======    =======    =======
Earnings (loss) per common share, basic and diluted
     Before extraordinary item ..............................   $ (0.96)   $  0.43    $ (0.05)
     Extraordinary item - debt extinguishment costs .........      --         --        (0.07)
                                                                -------    -------    -------
     Per common share .......................................   $ (0.96)   $  0.43    $ (0.12)
                                                                =======    =======    =======

Weighted average number of shares outstanding ...............     102.6       98.6       90.6
                                                                =======    =======    =======

        The accompanying notes are an integral part of these consolidated financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                DECEMBER 31,
                                                                           ---------------------
                                                                              1998        1997
                                                                           ---------   ---------
                        ASSETS
Current Assets:
   Cash and cash equivalents ...........................................   $   12.1    $    5.6
   Accounts receivable, net ............................................       53.2        70.9
   Inventories .........................................................       19.0        14.5
   Other current assets ................................................       31.7        21.8
                                                                           --------    --------
     Total Current Assets ..............................................      116.0       112.8
                                                                           --------    --------

Properties and equipment, at cost:
   Oil and gas (successful efforts method of accounting) ...............    1,956.5     1,682.4
   Other ...............................................................       20.5        16.8
                                                                           --------    --------
                                                                            1,977.0     1,699.2
                                                                           --------    --------
   Accumulated depletion, depreciation, amortization and impairment ....   (1,258.7)   (1,049.5)
                                                                           --------    --------
     Net property and equipment ........................................      718.3       649.7
                                                                           --------    --------

Other Assets:
   Deferred income taxes ...............................................       13.5        --
   Other assets ........................................................       11.2        26.4
                                                                           --------    --------
     Total Other Assets ................................................       24.7        26.4
                                                                           --------    --------

Total Assets ...........................................................   $  859.0    $  788.9
                                                                           ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable ....................................................   $  123.3    $  106.7
   Income taxes payable ................................................        1.2         6.5
   Interest payable ....................................................        1.9         1.4
   Other current liabilities ...........................................       12.8        19.4
                                                                           --------    --------
     Total Current Liabilities .........................................      139.2       134.0
                                                                           --------    --------

Long-term debt .........................................................      330.6       121.7
Deferred revenues ......................................................        3.6         3.7
Other long-term obligations ............................................       37.2        36.3
Deferred income taxes ..................................................       --          38.5

Commitments and Contingencies (See Note 14)

Shareholders' Equity
   Preferred stock, $0.01 par value, 38.1 shares authorized, none issued       --          --
   Common stock, $0.01 par value, 200.0 shares authorized,
     102.2 shares and 103.0 shares issued and outstanding, respectively         1.0         1.0
   Paid-in capital .....................................................      728.2       728.2
   Accumulated deficit .................................................     (372.5)     (273.2)
   Treasury stock, at cost, 0.8 shares and 0.1 shares, respectively ....       (6.8)       (0.6)
   Unamortized restricted stock awards .................................       (1.5)       (0.7)
                                                                           --------    --------
Total Shareholders' Equity .............................................      348.4       454.7
                                                                           --------    --------

Total Liabilities and Shareholders' Equity .............................   $  859.0    $  788.9
                                                                           ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                 1998      1997      1996
                                                               --------  --------  --------
Operating activities:
   Net income (loss) ........................................   $(98.7)   $ 54.7    $ 36.4
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depletion, depreciation and amortization ...............    136.1     127.8     148.2
     Impairment of oil and gas properties ...................     87.8      --        57.4
     Deferred income taxes ..................................    (52.8)     27.3     (11.2)
     Loss (gain) on disposition of assets ...................      1.5      (3.6)    (12.1)
     Exploratory dry hole costs .............................     38.4      23.7      11.2
     Minority interest in Monterey Resources, Inc. ..........     --         4.7       1.3
     Other ..................................................      3.9       5.7       6.7
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable .............     20.6      11.3     (19.8)
     Decrease (increase) in inventories .....................     (2.6)     (2.3)     (3.0)
     Increase (decrease) in accounts payable ................    (16.0)     15.3      19.2
     Increase (decrease) in interest payable ................      0.5       1.7      (1.9)
     Increase (decrease) in income taxes payable ............     (5.3)    (15.0)     18.4
     Net change in other assets and liabilities .............      1.7       3.3     (22.7)
                                                                ------    ------    ------

Net cash provided by operating activities ...................    115.1     254.6     228.1
                                                                ------    ------    ------

Investing activities:
   Capital expenditures, including exploratory dry hole costs   (191.9)   (218.6)   (185.7)
   Acquisition of producing properties ......................   (117.6)   (197.8)    (37.8)
   Net proceeds from disposition of assets ..................      2.0      40.8      16.7
                                                                ------    ------    ------

Net cash used in investing activities .......................   (307.5)   (375.6)   (206.8)
                                                                ------    ------    ------

Financing activities:
   Issuance of Monterey Energy Resources, Inc. common stock .     --        --       123.6
   Issuance of Santa Fe Energy Resources, Inc. common stock .      1.6       2.8       2.4
   Purchase of 7% Series convertible preferred stock ........     --        --       (94.0)
   Principal payments on long-term borrowings ...............     --        --       (70.0)
   Net change in long-term lines of credit ..................    208.9     118.2       4.0
   Cash dividends paid ......................................     --        (8.5)    (14.8)
   Treasury stock purchased .................................    (11.6)     (0.5)     (0.5)
                                                                ------    ------    ------

Net cash provided by (used in) investing activities .........    198.9     112.0     (49.3)
                                                                ------    ------    ------

Net increase (decrease) in cash and cash equivalents ........      6.5      (9.0)    (28.0)
Cash and cash equivalents at beginning of period ............      5.6      14.6      42.6
                                                                ------    ------    ------

Cash and cash equivalents at end of period ..................   $ 12.1    $  5.6    $ 14.6
                                                                ======    ======    ======

Supplemental disclosure of cash flow information:
   Interest paid ............................................   $ 21.1    $ 11.5    $ 38.6
   Income taxes paid ........................................   $  5.2    $ 17.8    $  2.0

        The accompanying notes an are integral part of these consolidated financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                      1998                1997               1996
                                              -------------------    ----------------  ---------------
                                              SHARES       AMOUNT    SHARES    AMOUNT  SHARES   AMOUNT
                                              ------       ------    ------    ------  ------   ------
$.732 SERIES A CONVERTIBLE PREFERRED STOCK
   Balance, beginning of year ............       --      $   --        10.7  $   91.4     10.7  $   91.4
   Conversion of $.732
     Series A preferred stock ............       --          --       (10.7)    (91.4)    --        --
                                             --------    --------  --------  -------- --------  --------
   Balance, end of year ..................       --      $   --        --    $   --       10.7  $   91.4
                                             --------    --------  --------  -------- --------  --------
COMMON STOCK
   Balance, beginning of year ............      103.0    $    1.0      91.0  $    0.9     90.3  $    0.9
   Issuances related to employee stock
     compensation and savings plans ......       --          --         0.7      --        0.7      --
   Conversion of $.732
     Series A preferred stock ............       --          --         9.1       0.1     --        --
   Conversion of convertible
     preferred stock, 7% series ..........       --          --         2.2      --       --        --
                                             --------    --------  --------  -------- --------  --------
   Balance, end of year ..................      103.0    $    1.0     103.0  $    1.0     91.0  $    0.9
                                             --------    --------  --------  -------- --------  --------
PAID-IN CAPITAL
   Balance, beginning of year ............               $  728.2            $  601.3           $  501.1
   Issuances related to employee stock
     compensation and savings plans ......                   --                   7.6                6.7
   Issuance of Monterey Resources, Inc. ..
     common stock ........................                   --                  --                 93.5
   Conversion of $.732
     Series A preferred stock ..........                     --                  91.3               --
   Conversion of convertible
     preferred stock, 7% Series ..........                   --                  28.0               --
                                                         --------            --------           --------
   Balance, end of year ..................               $  728.2            $  728.2           $  601.3
                                                         --------            --------           --------
ACCUMULATED DEFICIT
   Balance, beginning of year ............               $ (273.2)           $ (166.5)          $ (155.7)
   Net income (loss) .....................                  (98.7)               54.7               36.4
   Issuances related to employee stock
     compensation and savings plans ......                   (0.6)               --                 --
   Purchase of 7% Series A
     convertible preferred stock .........                   --                  --                (33.7)
   Conversion of convertible
     preferred stock, 7% Series ..........                   --                  (8.4)              --
   Dividends declared ....................                   --                  (3.6)             (13.5)
   Spin Off of Monterey Resources, Inc. ..                   --                (149.4)              --
                                                         --------            --------           --------
Balance, end of year .....................               $ (372.5)           $ (273.2)          $ (166.5)
                                                         --------            --------            --------
TREASURY STOCK
   Balance, beginning of year ............       (0.1)   $   (0.6)     --    $   (0.3)    --    $   --
   Issuances related to employee stock
     compensation and savings plans ......        0.6         5.4      --         0.2     --         0.2
   Purchase of treasury stock ............       (1.3)      (11.6)     (0.1)     (0.5)    --        (0.5)
                                             --------    --------  --------  -------- --------  --------
   Balance, end of year ..................       (0.8)   $   (6.8)     (0.1) $   (0.6)    --    $   (0.3)
                                             --------    --------  --------  -------- --------  --------
UNAMORTIZED RESTRICTED STOCK AWARDS
   Balance, beginning of year ............               $   (0.7)            $   --            $   --
   Issuances related to employee stock
     compensation and savings plans ......                   (2.6)               (2.4)              --
   Amortization of restricted stock awards                    1.8                 1.7               --
                                                         --------            --------           --------
Balance, end of year .....................               $   (1.5)           $   (0.7)          $   --
                                                         --------            --------           --------
TOTAL SHAREHOLDERS' EQUITY ...............               $  348.4            $  454.7           $  526.8
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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of Santa Fe Energy Resources, Inc. ("Santa Fe" or the "Company") and its subsidiaries include the accounts of all wholly owned subsidiaries and Monterey Resources, Inc. ("Monterey") until Spin Off. Prior to its initial public offering in November 1996, the Company owned 100% of the outstanding common stock of Monterey. At December 31, 1996, the Company owned 82.8% of the outstanding common stock of Monterey. See Note 3 - Spin Off of Monterey Resources, Inc. The Company's Spin Off of Monterey was completed July 25, 1997.

     All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to current presentation.

     OIL AND GAS OPERATIONS. The Company follows the successful efforts method of accounting for its oil and gas exploration and production activities. Costs (both tangible and intangible) of productive wells and development dry holes, as well as the cost of prospective acreage, are capitalized. For exploratory drilling costs where management is assessing the appropriateness of significant capital expenditures, amounts are capitalized pending finalization of spending plans. Other costs of drilling exploratory wells are capitalized pending determination within one year of whether they have discovered commercial reserves. The costs of drilling and equipping exploratory wells which do not find proved reserves are expensed upon determination that a well does not justify commercial development. Other exploratory costs, including geological and geophysical costs and delay rentals, are charged to expense as incurred.

     Depletion and depreciation of proved properties are computed on an individual field basis using the unit-of-production method based upon proved oil and gas reserves attributable to the field. Certain other oil and gas properties are depreciated or amortized on a straight-line basis. In the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which resulted in a non-cash impairment charge (additional depletion and depreciation) of $87.8 million and $57.4 million in 1998 and 1996, respectively. Impairments of $87.8 million were recorded in 1998 primarily on producing oil and gas properties and unproven leasehold in the Gulf of Mexico. The impairments of oil and gas properties were primarily the result of lower oil and gas prices which are not expected to improve in the near term. The oil and gas impairment tests were based on estimates of future cash flows using an initial WTI spot oil price and an initial New York Mercantile Exchange ("NYMEX") gas price based on quoted forward market prices which were moderately escalated and included no forward sales. Future cash flows at December 31, 1998 were based on the Company's estimate of proved reserves and risk-adjusted probable reserves. Probable reserves were reduced by risk factors for the inherently higher risk associated with the ultimate recovery of these reserves. If cash flows from probable reserves had not been included in the impairment test, the amount of the impairment would have increased by $17.0 million and $2.0 million for 1998 and 1996, respectively. The Company charges accumulated amortization with the remaining basis of individually insignificant unproved leasehold deemed to have no future value. The impairments of unproved leasehold in the amount of $18.4 million recorded in accordance with paragraph 28 of Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19"), during 1998 were associated with substantially all leases on the Gulf of Mexico shelf and certain individually significant leases in the flex trend of the Gulf of Mexico. Based on primarily unsuccessful drilling results to date, a thorough technical review of flex trend leases and the current commodity price environment, the Company has decided not to commit additional capital to further explore on these leases.

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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information See Note 9 Segment Information. Interim period disclosures will commence in the first quarter ending March 31, 1999.

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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 2.    PROPOSED MERGER

     On January 13, 1999, Santa Fe entered into a Merger Agreement with Snyder Oil Corporation ("Snyder") which provides that Snyder will be merged with and into Santa Fe. In connection with the merger, the name of Santa Fe will be changed to Santa Fe Snyder Corporation ("Santa Fe Snyder") and Santa Fe's authorized common stock and preferred stock will be increased to 300,000,000 shares and 50,000,000 shares, respectively. Under the agreement, Snyder shareholders will receive 2.05 shares of Santa Fe common stock for each share of Snyder common stock. The Company will account for this transaction using the purchase method of accounting as of the effective date, which is expected in the second quarter of 1999. The merger is conditioned, among other things, upon securing regulatory and shareholder approval.

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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The following table sets forth certain financial information for the Company, on an unaudited pro forma basis assuming that the Spin Off occurred prior to the beginning of 1997 (in millions, except per share amounts):

                                                                   DECEMBER 31,
                                                                     1997 (1)
                                                                    ---------
Revenues...........................................................  $ 333.5
Income (loss) from operations......................................     60.3
Net income (loss)..................................................     35.0
Earnings (loss) to common shares...................................     23.0
Earnings (loss) per common share,  basic and diluted...............  $  0.23

--------------
(1) Costs and expenses related to the Spin Off of Monterey have been excluded from the year ended December 31, 1997 pro forma presentations as follows:
    (i) $2.0 million in pension curtailments and (ii) $0.6 million in compensation expenses; and (iii) $1.1 million in Spin Off related costs and expenses.

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company recorded the following reductions on the balance sheet in 1997 as a result of the Spin Off of Monterey (in millions):

  Current assets......................................   $    45.7
  Property and equipment, net.........................       537.5
  Other assets........................................         1.6
  Current liabilities.................................        49.0
  Long-term debt......................................       277.3
  Other long-term obligations.........................         3.8
  Deferred income taxes...............................        74.2
  Minority interest in Monterey Resources, Inc........        31.1
  Shareholders' equity................................       149.4

NOTE 4.    EARNINGS PER SHARE

     The following table sets forth the components of the Company's basic and diluted earnings per share calculations:

                                                             EARNINGS (LOSS)    WEIGHTED
                                                              ATTRIBUTABLE     AVERAGE OF
                                                               TO COMMON      COMMON SHARES     PER SHARE
                                                                 SHARES        OUTSTANDING        AMOUNT
                                                             ---------------  --------------    ----------
 Year Ended December 31, 1998
   Basic....................................................  $     (98.7)           102.6
   Effect of dilutive stock options.........................            -              1.8
   Effect of dilutive performance awards....................            -              0.4
                                                              ------------      ----------
   Basic and diluted........................................  $     (98.7)           104.8       $   (0.96)
                                                              ============      ==========       ==========
 Year Ended December 31, 1997
   Basic....................................................  $      42.7             98.6
   Effect of dilutive stock options.........................            -              1.8
   Effect of dilutive performance awards....................            -              0.2
                                                              ------------      ----------
   Basic and diluted........................................  $      42.7            100.6       $    0.43
                                                              ============      ==========       =========
 Year Ended December 31, 1996
   Basic before extraordinary item..........................  $      (4.8)            90.6
   Effect of dilutive stock options.........................            -              0.7
                                                              ------------      ----------
   Basic and diluted before extraordinary item..............  $      (4.8)            91.3       $   (0.05)
                                                              ============      ==========       ==========
   Basic and diluted - extraordinary item...................  $      (6.0)            91.3       $   (0.07)
                                                              ============      ==========       ==========
   Basic and diluted after extraordinary item...............  $     (10.8)            91.3       $   (0.12)
                                                              ============      ==========       ==========

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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
                                                       ACQUISITION
                                                      -------------
                                                      (IN MILLIONS)

         Accounts receivable.......................    $     2.9
         Inventories...............................          1.9
         Other assets..............................          3.4
         Accounts payable..........................          3.4
         Other long-term obligations...............          0.1
         Deferred income taxes.....................          0.9

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet as of December 31, 1997, related to Monterey's acquisition of McFarland Energy, the Company's Spin Off of Monterey and the Company's acquisition of interests in the Tupungato field in Argentina:

                                        MCFARLAND     MONTEREY     TUPUNGATO
                                       ACQUISITION    SPIN OFF    ACQUISITION    TOTAL
                                       -----------  ----------   ------------  --------
                                                           (IN MILLIONS)
  Accounts receivable................  $     7.0    $   (38.4)   $     1.3     $  (30.1)
  Inventories........................        0.3         (2.4)         0.7         (1.4)
  Accounts payable...................        0.5        (27.6)         0.6        (26.5)
  Income taxes payable...............          -          0.1            -          0.1
  Interest payable...................          -         (6.3)           -         (6.3)
  Other assets and liabilities.......       (0.3)        10.1          1.2         11.0
  Long-term debt.....................        2.3       (277.3)           -       (275.0)

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

     Total pretax income (loss) for the years ended December 31, 1998, 1997 and 1996 was taxed under the following jurisdictions (in millions):

                                        1998         1997         1996
                                     ----------   ---------    ---------

         Domestic.................   $  (126.1)   $    88.0    $    46.4
         Foreign..................       (36.8)         7.6          2.4
                                     ---------    ---------    ---------
                                     $  (162.9)   $    95.6    $    48.8
                                     =========    =========    =========

     The Company's total income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consisted of the following items (in millions):


                                        1998          1997         1996
                                     -----------  -----------  --------
         Current
              U.S. federal........   $   (11.2)   $     2.3    $    13.6
              State...............        (2.1)         1.4          5.1
              Foreign.............         1.9          5.2          3.6
                                     ---------    ---------    ---------
                                         (11.4)         8.9         22.3 (a)
                                     ---------    ---------    ---------
         Deferred
              U.S. federal........   $   (41.6)   $    26.7    $     4.7
              State...............           -          0.7          1.3
              Foreign.............       (11.2)        (0.1)       (17.2)(b)
                                     ---------    ----------   ---------
                                         (52.8)        27.3        (11.2)
                                     ---------    ---------    ---------
                                     $   (64.2)   $    36.2    $    11.1 (a)
                                     =========    =========    ==========

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company's deferred income tax (assets) liabilities at December 31, 1998 and 1997 are composed of the following differences between financial and tax reporting (in millions):

                                                           1998         1997
                                                        --------     ---------
Capitalized costs and write-offs.....................   $   47.2     $    81.0
                                                        --------     ---------
Gross deferred tax liability.........................       47.2          81.0
                                                        --------     ---------
Accruals not currently deductible for tax purposes...       (3.0)        (20.0)
Alternative minimum tax carryforwards................      (16.9)        (15.2)
Net operating loss carryforwards.....................      (26.6)            -
Foreign deferred asset...............................      (14.1)         (6.2)
Other................................................       (0.1)         (1.1)
                                                        --------     ---------
Gross deferred tax assets............................      (60.7)        (42.5)
                                                        --------     ---------
Deferred tax (asset) liability.......................   $  (13.5)    $    38.5
                                                        ========     =========

     A reconciliation of the Company's total income tax expense computed by applying the statutory U.S. federal income tax rate to the Company's total income (loss) before income taxes for the years ended December 31, 1998, 1997 and 1996 is presented in the following table (in millions):

                                                                   1998          1997         1996
                                                                -----------  -----------  --------
U.S. federal income taxes at statutory rate..................   $   (57.0)   $    33.4    $    17.1
Increase (reduction) resulting from:
     State income taxes, net of federal effect...............        (1.4)         1.4          4.3
     Foreign income taxes in excess of (less than) U.S. rate.         2.8          2.4        (14.4)
     U.S. tax on foreign reinvested earnings.................         0.6          0.5          2.8
     Prior period tax adjustments............................        (9.3)           -          1.7
     Other...................................................         0.1         (1.5)        (0.4)
                                                                ---------    ---------    ---------
                                                                $   (64.2)   $    36.2    $    11.1
                                                                =========    =========    =========

NOTE 8.    FINANCING AND DEBT

     Long-term debt at December 31, 1998 and 1997 consisted of the following balances (in millions):

                                                                         DECEMBER 31,
                                                      ------------------------------------------------
                                                                1998                    1997
                                                      ----------------------    ----------------------
                                                        CURRENT    LONG-TERM      CURRENT   LONG-TERM
                                                       ---------   ---------      -------   ---------
 Santa Fe
     11% Senior Subordinated Debentures.............  $       -    $    99.6    $       -    $    99.5
     Lines of credit borrowings.....................          -        231.0            -         22.2
                                                      -----------  ---------    -----------  ---------
                                                      $       -    $   330.6    $       -    $   121.7
                                                      ===========  =========    ===========  =========

     Aggregate total maturities of long-term debt during the next five years are as follows: 1999 - none; 2000 - none; 2001 - none; 2002 - none and 2003 - $231.0 million.

     The Company has a revolving credit agreement (the "Credit Agreement") which matures May 15, 2003. Subject to the covenants described below, the Credit Agreement permits the Company to obtain revolving

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


presented because such information is not a factor used by management to evaluate the performance of the segments.

                                                              EARNINGS (LOSS)
                                                               BEFORE INCOME        DEPLETION,
                                                              TAXES, MINORITY      DEPRECIATION
                                                                INTEREST AND       AMORTIZATION     (LOSS) GAIN
                               TOTAL          OPERATING         EXTRAORDINARY          AND           ON SALE OF
                             REVENUES       INCOME (LOSS)           ITEM            IMPAIRMENT         ASSETS
                           -----------      -----------       ---------------       -----------      -----------
1998:
United States............  $     194.5      $     (73.0)      $         (73.0)      $     179.4      $      (1.5)
Argentina................         33.6              1.0                   1.0              13.1                -
Indonesia................         53.5              5.5                   5.5              19.7                -
Other International......          7.7            (57.2)                (57.2)              3.5                -
Other reconciling items..          1.7            (30.3)                (39.2)              8.2                -
                           -----------      -----------       ---------------       -----------      -----------
    Total Consolidated...  $     291.0      $    (154.0)      $        (162.9)      $     223.9      $      (1.5)
                           ===========      ===========       ===============       ===========      ===========

1997:

United States............  $     444.8      $     133.8       $         133.8       $     106.1      $       3.6
Argentina................         40.7             15.3                  15.3               8.9                -
Indonesia................         27.8             (0.7)                 (0.7)              6.9                -
Other International......         (0.6)           (11.7)                (11.7)              0.8                -
Other reconciling items..          2.0            (25.9)                (41.1)              5.1                -
                           -----------      -----------       ---------------       -----------      -----------
    Total Consolidated...  $     514.7      $     110.8       $          95.6       $     127.8      $       3.6
                           ===========      ===========       ===============       ===========      ===========

1996:

United States............  $     552.1      $     177.3       $         177.3       $     156.1      $       0.1
Argentina................         35.8             16.4                  16.4               7.9                -
Indonesia................         29.6            (12.8)                (12.8)             24.6                -
Other International......            -            (19.9)                (19.9)              5.1             (0.3)
Other reconciling items..        (34.2)           (71.5)               (103.0)             11.9             12.3
                           ------------     -----------       ---------------       -----------      -----------
    Total Consolidated...  $     583.3      $      89.5       $          58.0       $     205.6      $      12.1
                           ===========      ===========       ===============       ===========      ===========

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

    The following table represents enterprise-wide information for long-lived assets. These assets include net property and equipment and other long-term assets:

                                          LONG-LIVED ASSETS
                           ----------------------------------------------
                               1998              1997             1996
                           -----------      ------------      -----------
United States............  $     427.8      $     461.7       $     819.4
Argentina................        127.9            114.7              69.0
Indonesia................        141.1             86.8              61.6
Other International......         46.2             12.9               1.6
                           -----------      -----------       -----------
    Total Consolidated...  $     743.0      $     676.1       $     951.6
                           ===========      ===========       ===========

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Options under the terms of the Plans are granted at the average market price on the date of grant and have a ten-year term with vesting periods ranging from six months to three years. The following table summarizes the activity with respect to options outstanding under the Plans during 1998, 1997 and 1996:

                                               1998                      1997                      1996
                                    -------------------------  ------------------------  -----------------------
                                                    WEIGHTED                WEIGHTED                   WEIGHTED
                                                    AVERAGE                  AVERAGE                   AVERAGE
                                      SHARES        EXERCISE    SHARES      EXERCISE       SHARES      EXERCISE
                                    (THOUSANDS)      PRICE    (THOUSANDS)   ($/SHARE)    (THOUSANDS)    PRICE
                                    -----------   ----------- -----------  ----------    ------------  ----------
Outstanding at beginning of year .     8,068.5    $    7.69     5,392.0    $   12.07         4,441.7   $   11.85
Grants ...........................     1,783.6         9.68       873.1         9.73         1,240.5       12.07
Revaluation due to Spin Off ......        --           --       3,119.0         7.27            --          --
Cancellations ....................      (222.0)       11.29      (919.7)       11.31            (9.9)      10.73
Exercises ........................      (243.9)        6.84      (395.9)        7.23          (280.3)       8.73
                                     ---------                ---------                    ---------
Outstanding at end of year .......     9,386.2         8.01     8,068.5         7.69         5,392.0       12.07
                                     =========                =========                    =========
Exercisable at end of year .......     6,560.9                  6,037.3                      4,265.6
                                     =========                =========                    =========

Weighted average fair value of
   Options granted during the year                $    4.88                $    5.73                   $    6.67

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected dividend yield - 0.0%; (ii) expected stock price volatility - 25 to 26%; (iii) risk-free interest rate - 4 to 6%; and (iv) expected life of options
- 10 years.

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes certain information with respect to options outstanding under the Plans at December 31, 1998:

                               OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
--------------------------------------------------------------------------------    --------------------------
                                               WEIGHTED AVG.
                                                 REMAINING         WEIGHTED AVG.                  WEIGHTED AVG.
                              SHARES            CONTRACTUAL          EXERCISE          SHARES       EXERCISE
RANGE OF EXERCISE PRICES    (THOUSANDS)            LIFE                PRICE         (THOUSANDS)      PRICE
------------------------   -------------    ------------------    --------------    -------------  ----------
$4.00 to     $7.00           4,206.7              6 years            $5.77            3,864.7        $ 5.67
$8.00 to     $12.00          4,609.8              7 years            $9.33            2,126.5        $ 8.77
$13.00 to    $15.00            569.7              2 years           $13.81              569.7        $13.81
                             -------                                                  -------
                             9,386.2                                                  6,560.9
                             =======                                                  =======

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

     The Company has elected to continue to account for stock-based compensation costs in accordance with APB Opinion No. 25. Earnings (loss) attributable to common shares and the related per share amounts would have been reduced as is reflected by the pro forma amounts in the following table (in millions, except per share data):

                                                                               YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1998          1997          1996
                                                                      ---------      --------     ----------
AS REPORTED:
     Earnings (loss) attributable to common shares.................   $  (98.7)      $  42.7      $   (10.8)
     Earnings (loss) per common share, basic and diluted...........   $  (0.96)      $  0.43      $   (0.12)

PROFORMA:
     Earnings (loss) attributable to common shares.................   $ (102.4)      $  41.4      $   (12.6)
     Earnings (loss) per common share, basic and diluted...........   $  (1.00)      $  0.42      $   (0.14)

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The following table sets forth the status of those plans and benefits described above at December 31, 1998 and 1997 (in millions):

                                                          PENSION BENEFITS           OTHER BENEFITS
                                                      ----------------------    ----------------------
                                                         1998         1997        1998          1997
                                                      ---------    ---------    ---------    ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.............. $    42.2    $    44.4    $     6.6    $     7.3
Service cost ........................................       1.7          1.9          0.4          0.5
Interest cost........................................       3.1          3.2          0.5          0.5
Contribution by plan participants....................         -            -          0.1          0.1
Curtailment  ........................................         -         (3.4)           -         (0.7)
Settlement...........................................         -         (3.3)           -            -
Actuarial (gain) loss................................       3.8          1.9          1.0         (0.5)
Benefits paid........................................      (2.1)        (2.5)        (0.5)        (0.6)
                                                      ---------    ---------    ---------    ---------
Benefit obligation at end of year.................... $    48.7    $    42.2    $     8.1    $     6.6
                                                      ---------    ---------    ---------    ---------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year....... $    37.1    $    36.1    $       -    $       -
Actual return on plan assets.........................       0.2          6.6            -            -
Company contribution.................................         -          0.2          0.4          0.5
Contribution by plan participants....................         -            -          0.1          0.1
Benefits paid........................................      (2.1)        (5.8)        (0.5)        (0.6)
                                                      ---------    ---------    ---------    ---------
Fair value of plan assets at end of year............. $    35.2    $    37.1    $       -    $       -
                                                      ---------    ---------    -----------  ---------

Funded status........................................ $   (13.5)   $    (5.1)   $    (8.1)   $    (6.6)
Contributions........................................         -            -          0.1          0.1
Unrecognized net (gain) loss.........................       4.4         (2.7)         0.2         (0.8)
Unrecognized prior service cost......................       0.5          0.5            -            -
Unrecognized net transition (asset) obligation.......      (0.5)        (0.5)         2.3          2.5
                                                      ---------    ---------    ---------    ---------
Prepaid (accrued) benefit cost....................... $    (9.1)   $    (7.8)   $    (5.5)   $    (4.8)
                                                      =========    =========    =========    =========

WEIGHTED AVERAGE ASSUMPTIONS AT YEAR END:
Discount rate........................................    6.75%        7.50%        6.75%        7.50%
Expected return on plan assets.......................    9.50%        9.50%           -            -
Rate of compensation increase........................    4.75%        5.25%        4.75%        5.25%
Health care trend rate...............................       -            -         6.00%        6.00%

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PENSION BENEFITS           OTHER BENEFITS
                                                                --------------------    ----------------------
                                                                 1998          1997         1998         1997
                                                                ------        ------    ---------    ---------
EFFECTS OF CHANGES IN ASSUMED HEALTH CARE COST TREND RATE:

EFFECT OF A ONE PERCENTAGE POINT INCREASE
Effect on postretirement benefit obligation.................                            $     0.7    $     0.5
Effect on total of service and interest cost components.....                            $     0.1    $     0.1

EFFECT OF A ONE PERCENTAGE POINT DECREASE
Effect on postretirement benefit obligation.................                            $    (0.6)   $    (0.4)
Effect on total of service and interest cost components.....                            $    (0.1)   $    (0.1)

                                                             PENSION PLAN                    OTHER BENEFITS
                                                     -----------------------------    -----------------------------
                                                        1998       1997     1996        1998       1997      1996
                                                     ---------  ---------  -------    ---------  ---------  -------

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost.......................................  $   1.7    $   1.9    $ 1.8      $   0.4    $   0.5    $   0.5
Interest cost......................................      3.1        3.2      3.1          0.5        0.5        0.5
Expected return on plan assets.....................     (3.4)      (3.3)    (3.1)           -          -          -
Amortization of transition obligation..............        -       (0.1)    (0.1)         0.2        0.2        0.3
Amortization of loss (gain)........................     (0.1)         -     (0.1)           -          -          -
Curtailment charges (credits)......................        -       (2.4)       -            -        0.3          -
                                                     ---------  -------- -------  -----------  ---------    --------
Net periodic benefit cost..........................  $   1.3    $  (0.7)   $ 1.6      $   1.1    $   1.5    $   1.3
                                                     =======    ========   =====      =======    =======    =======

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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but are not believed to be material to the Company's consolidated financial position. At this time the Company cannot reasonably estimate the amounts of such losses.

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

                                    1998                       1997
                          ------------------------  -----------------------
                            CARRYING       FAIR       CARRYING       FAIR
                             AMOUNT        VALUE       AMOUNT        VALUE
                          -----------  ----------   -----------   ---------
Liabilities:
   Long-term debt.......  $   330.6    $   336.4    $   121.7     $  130.7


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

                         SANTA FE ENERGY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.   SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            FIRST     SECOND       THIRD      FOURTH
                                                           QUARTER    QUARTER     QUARTER     QUARTER     TOTAL
                                                          ---------  ---------   ---------   ----------  --------
1998:
   Revenues............................................   $ 68.8      $ 77.8      $ 75.9      $ 68.5      $291.0
   Gross profit (loss) (a).............................     (0.9)        5.4       (18.8)     (120.0)     (134.3)
   Loss (gain) on sale of assets.......................        -         1.2         0.2         0.1         1.5
   Income (loss) from operations.......................     (5.3)        0.8       (23.9)     (125.6)     (154.0)
   Net income (loss)...................................     (0.3)        0.4       (17.8)      (81.0)      (98.7)
   Earnings (loss) attributable to common shares.......     (0.3)        0.4       (17.8)      (81.0)      (98.7)
   Earnings (loss) per common share
     Basic.............................................   $    -      $    -      $(0.17)     $(0.79)     $(0.96)
     Diluted ..........................................        -           -       (0.17)      (0.79)      (0.96)
   Weighted average shares outstanding.................    102.7       102.9       102.6       102.2       102.6

The following table includes the results of Monterey for the first seven months of 1997.

1997 (b):
   Revenues............................................   $173.9      $149.8      $101.8      $ 89.2      $514.7
   Gross profit (a)....................................     62.9        37.3        25.8        12.9       138.9
   Loss (gain) on sale of assets.......................     (2.3)        0.2        (1.9)        0.4        (3.6)
   Income from operations..............................     55.8        27.2        20.8         7.0       110.8
   Net income..........................................     27.9        12.5        10.7         3.6        54.7
   Earnings attributable to common shares..............     25.5         2.9        10.7         3.6        42.7
   Earnings per common share
     Basic (c).........................................   $ 0.28       $0.03       $0.10       $0.04       $0.43
     Diluted (c).......................................     0.27        0.03        0.10        0.04        0.43
   Weighted average shares outstanding.................     91.2        97.0       102.9       103.0        98.6

-----------
(a) Revenues less operating expenses other than general and administrative.
(b) The second quarter of 1997 includes an $8.4 million Convertible preferred premium (see Note 10).
(c) Per share amounts may not add across due to the changes in the average number of common shares outstanding.

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

     The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do no purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

OIL AND GAS RESERVES

     The following table sets forth the Company's net proved oil and gas reserves at December 31, 1995, 1996, 1997 and 1998 and the changes in net proved oil and gas reserves for the years ended December 31, 1996, 1997 and 1998.

                                            CRUDE OIL AND LIQUIDS (MMBBLS)                               NATURAL GAS (BCF)
                                   --------------------------------------------------       ---------------------------------------
                                                                    OTHER
                                    U.S.     ARGENTINA   INDONESIA  INT'L.      TOTAL        U.S.     ARGENTINA  INDONESIA   TOTAL
                                   -----     ---------   ---------  ------      -----       -----     ---------  ---------   ------
Balance of Proved Reserves
   at December 31, 1995 .......    258.6        12.8        7.8       --        279.2       209.9        34.7        0.5     245.1
Revisions of previous estimates     15.6        (0.2)       2.3       --         17.7        25.9        (2.4)      (0.2)     23.3
Improved recovery techniques ..     14.4        --         --         --         14.4        --          --         --        --
Extensions, discoveries
   and other additions ........      0.6         1.3        0.3       --          2.2        40.8         1.1       --        41.9
Purchases of minerals-in-place      10.7         2.8       --         --         13.5        11.7         0.6       --        12.3
Sales of minerals-in-place ....     (0.3)       --         --         --         (0.3)       (2.1)       --         --        (2.1)
Production ....................    (24.3)       (1.4)      (1.5)      --        (27.2)      (53.4)       (7.6)      (0.1)    (61.1)
                                   -----       -----      -----      -----      -----       -----       -----      -----     -----

Balance of Proved Reserves
   at December 31, 1996 .......    275.3        15.3        8.9       --        299.5       232.8        26.4        0.2     259.4
Revisions of previous estimates      6.9         2.1        2.2       --         11.2        22.7        16.4       --        39.1
Improved recovery techniques ..     10.6        --         --         --         10.6        --          --         --        --
Extensions, discoveries
   and other additions ........      1.0         3.9       15.6        4.4       24.9        34.9         1.2       --        36.1
Purchases of minerals-in-place       3.9         6.4       --         --         10.3         7.0        --         --         7.0
Sales of minerals-in-place ....     --          --         --         --         --         (13.0)       --         --       (13.0)
Spin Off of Monterey Resources     (205.8)      --         --         --        (205.8)     (11.6)       --         --       (11.6)
Production ....................    (18.3)       (1.8)      (1.6)      --        (21.7)      (56.5)       (7.8)      (0.1)    (64.4)
                                   -----       -----      -----      -----      -----       -----       -----      -----     -----

Balance of Proved Reserves
   at December 31, 1997 .......     73.6        25.9       25.1        4.4      129.0       216.3        36.2        0.1     252.6
Revisions of previous estimates     (7.5)       (5.2)      11.7       --         (1.0)        9.4         6.3       --        15.7
Extensions, discoveries
   and other additions ........      1.8         0.9       22.0        9.1       33.8        54.6         3.7       --        58.3
Purchases of minerals-in-place       1.3        --          6.4       13.9       21.6        18.8        --         --        18.8
Sales of minerals-in-place ....     --          --         --         --         --          (2.3)       --         --        (2.3)
Production ....................     (7.7)       (2.0)      (4.5)      (0.6)     (14.8)      (55.5)       (9.4)      (0.1)    (65.0)
                                   -----       -----      -----      -----      -----       -----       -----      -----     -----

Balance of Proved Reserves
   at December 31, 1998 .......     61.5        19.6       60.7       26.8      168.6       241.3        36.8       --       278.1
                                   =====       =====      =====      =====      =====       =====       =====      =====     =====

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    CRUDE OIL AND LIQUIDS (MMBBLS)                          NATURAL GAS (BCF)
                              ---------------------------------------------       ---------------------------------------
                                                            OTHER
                              U.S.   ARGENTINA  INDONESIA   INT'L.   TOTAL         U.S.   ARGENTINA   INDONESIA   TOTAL
                             ------  ---------  ---------   ------   ------       -----   ---------   ---------   ------
Proved Developed Reserves
   at December 31,
     1995..................  206.5       7.1       6.0        -       219.6       170.2      33.3        0.5       204.0
     1996..................  224.1       8.5       6.5        -       239.1       193.6      25.9        0.2       219.7
     1997..................  68.0       15.2      21.8        -       105.0       184.8      35.6        0.1       220.5
     1998..................  56.5       12.3      39.5      1.8       110.1       194.8      35.0          -       229.8

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

STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

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

     The sales prices used in the calculation of estimated future net cash flows are based on the prices in effect at year end with consideration of price changes only to the extent provided by contractual arrangements in existence at year-end. Each period presented reflects the effects of gas sold from the Sierra Chata field sold under long-term contracts in Argentina and Chile for prices ranging between $1.15 and $1.35 per MMBtu. Gas production in

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


excess of the contract requirements is sold on the local spot market. Such prices have been held constant except for known and determinable escalation.

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

     The standardized measure of future net cash flows relating to the Company's proved oil and gas reserve quantities at December 31, 1998, 1997 and 1996 is presented in the following table (in millions, except as noted):

                                                                                                    OTHER
                                                         U.S.         ARGENTINA     INDONESIA       INT'L.         TOTAL
                                                      ---------      -----------   ------------    --------      ---------
1998:
   Future cash inflows...........................     $1,067.1        $ 217.7        $ 582.8        $262.3       $2,129.9
   Future production costs.......................       (445.2)        (130.2)        (251.0)        (95.3)        (921.7)
   Future development costs......................        (90.5)         (42.4)        (127.9)        (77.6)        (338.4)
   Future income tax expenses....................        (31.5)             -          (18.7)        (20.3)         (70.5)
                                                       -------        ---------      -------        ------         ------
     Net future cash flows.......................        499.9           45.1          185.2          69.1          799.3
   Discount at 10% for timing of cash flows......       (183.8)         (15.3)         (71.9)        (46.3)        (317.3)
                                                       -------        -------        -------        ------         ------
   Present value of future net cash flows
     from proved reserves........................      $ 316.1        $  29.8        $ 113.3        $ 22.8         $482.0
                                                       =======        =======        =======        ======         ======
   Present value of pretax future net cash
     flows from proved reserves..................      $ 336.0        $  29.8        $ 126.0        $ 26.7         $518.5
                                                       =======        =======        =======        ======         ======
   Average sales prices:
     Oil ($/Barrel)..............................      $  9.94        $  8.70        $ 10.14        $ 9.77         $ 9.81
     Natural gas ($/Mcf).........................         1.94           1.29           -             -              1.85


                                                    TABLE CONTINUED ON NEXT PAGE

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                     OTHER
                                                     U.S.     ARGENTINA  INDONESIA   INT'L.      TOTAL
                                                  --------    ---------  ---------  -------    ---------
1997:
   Future cash inflows........................... $1,653.8    $  431.0   $ 412.9    $ 69.9     $2,567.6
   Future production costs.......................   (657.4)     (190.9)   (142.3)    (38.3)    (1,028.9)
   Future development costs......................   (118.1)      (75.5)    (83.0)    (11.3)      (287.9)
   Future income tax expenses....................   (208.2)      (24.4)    (54.7)     (5.6)      (292.9)
                                                   -------    --------   -------    ------     --------
     Net future cash flows.......................    670.1       140.2     132.9      14.7        957.9
   Discount at 10% for timing of cash flows......   (259.2)      (61.0)    (55.0)     (3.0)      (378.2)
                                                   -------    --------   -------    -------    --------
   Present value of future net cash flows
     from proved reserves........................  $ 410.9    $   79.2   $  77.9    $ 11.7     $  579.7
                                                   =======    ========   =======    ======     ========
   Present value of pretax future net cash
     flows from proved reserves..................  $ 538.6    $   93.1   $ 111.9    $ 16.1     $  759.7
                                                   =======    ========   =======    ======     ========
   Average sales prices:
     Oil ($/Barrel)..............................  $ 16.30    $  14.96   $ 16.59    $16.00     $  16.06
     Natural gas ($/Mcf).........................     2.26        1.21      1.05         -         2.11

1996:
   Future cash inflows........................... $6,393.6    $  377.7   $ 191.8    $    -     $6,963.1
   Future production costs....................... (2,792.7)     (138.8)   (135.2)        -     (3,066.7)
   Future development costs......................   (286.7)      (53.0)    (22.5)        -       (362.2)
   Future income tax expenses....................   (999.2)      (33.4)    (11.9)        -     (1,044.5)
                                                   -------    --------   -------    ---------  --------
     Net future cash flows.......................  2,315.0       152.5      22.2         -      2,489.7
   Discount at 10% for timing of cash flows......   (951.2)      (54.3)     (7.1)        -     (1,012.6)
                                                   -------    --------   -------    ---------  --------
   Present value of future net cash flows
     from proved reserves........................ $1,363.8    $   98.2   $  15.1    $    -     $1,477.1
                                                  ========   =========   =======    =========  ========
   Present value of pretax future net cash
     flows from proved reserves.................. $1,952.3    $  119.6   $  23.6    $    -     $2,095.5
                                                  ========   =========   =======    =========  ========
   Average sales prices:
     Oil ($/Barrel).............................. $  20.35    $  22.62   $ 21.67    $    -     $  20.51
     Natural gas ($/Mcf).........................     3.47        1.20      1.05         -         3.24

     The following tables set forth the changes in the present value of estimated future net cash flows from proved reserves during 1998, 1997 and 1996 (in millions):

                                                                                     OTHER
                                                     U.S.     ARGENTINA  INDONESIA   INT'L.    TOTAL
                                                   -------   ----------- ---------   ------    ------
1998:
   Balance at beginning of year..................  $ 410.9    $   79.2   $  77.9    $ 11.7     $579.7
                                                   -------    --------   -------    ---------  ------
   Increase (decrease) due to:
     Sales of oil and gas, net of production
       costs of $115.0 million...................   (129.6)      (17.6)    (25.9)        -     (173.1)
     Net changes in prices and production costs..   (228.7)      (86.2)   (102.9)    (20.8)    (438.6)
     Extensions, discoveries and improved recovery    52.8        10.9     134.9      17.2      215.8
     Purchase of mineral-in-place................     43.3           -      61.2       4.9      109.4
     Sales of minerals-in-place..................     (8.2)          -         -         -       (8.2)
     Development costs incurred..................    130.1        21.6      68.5      19.1      239.3
     Changes in estimated volumes................     (0.9)       (9.6)   (113.8)      1.3     (123.0)
     Changes in estimated development costs......   (105.6)       11.7     (22.8)    (12.8)    (129.5)
     Interest factor - accretion of discount.....     44.3         6.0      15.3       1.8       67.4
     Income taxes................................    107.7        13.8      20.9       0.4      142.8
                                                   -------    --------   -------    ------     ------
                                                     (94.8)      (49.4)     35.4      11.1      (97.7)
                                                   -------    --------   -------    ------     ------
   Balance at end of year........................  $ 316.1    $   29.8   $ 113.3    $ 22.8     $482.0
                                                   =======    ========   =======    ======     ======

                                                    TABLE CONTINUED ON NEXT PAGE

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                    OTHER
                                                        U.S.         ARGENTINA     INDONESIA        INT'L.         TOTAL
                                                      -------       ------------  ------------     ---------     ---------
1997:
   Balance at beginning of year..................     $1,363.8        $   98.2       $  15.1        $    -        $1,477.1
                                                      --------        --------       -------        -------       --------
   Increase (decrease) due to:
     Sales of oil and gas, net of production
       costs of $177.1 million...................       (271.4)          (26.9)        (10.8)            -         (309.1)
     Net changes in prices and production costs..       (444.7)          (73.8)         16.0             -         (502.5)
     Extensions, discoveries and improved recovery       107.0             7.3          64.0          16.1          194.4
     Purchase of mineral-in-place................         24.0            32.2             -             -           56.2
     Spin Off of Monterey Resources..............       (932.2)              -             -             -         (932.2)
     Sales of minerals-in-place..................        (36.3)              -             -             -          (36.3)
     Development costs incurred..................        325.7            54.6          30.7           5.2          416.2
     Changes in estimated volumes................         28.4            14.7          11.7             -           54.8
     Changes in estimated development costs......       (294.9)          (44.9)        (25.4)         (5.2)        (370.4)
     Interest factor - accretion of discount.....         80.6            10.2           2.2             -           93.0
     Income taxes................................        460.9             7.6         (25.6)         (4.4)         438.5
                                                      --------        --------       -------        -------       --------
                                                        (952.9)          (19.0)         62.8          11.7         (897.4)
                                                      --------        --------       -------        -------       --------
   Balance at end of year........................      $ 410.9        $   79.2       $  77.9        $ 11.7         $579.7
                                                      ========        ========       =======        =======       ========

1996:
   Balance at beginning of year..................      $ 841.9        $   58.1       $  30.2        $    -         $930.2
                                                      --------        --------       -------        -------       --------
   Increase (decrease) due to:
     Sales of oil and gas, net of production
       costs of $210.8 million...................       (311.7)          (25.6)        (13.9)            -         (351.2)
     Net changes in prices and production costs..        552.1            35.0          (8.3)            -          578.8
     Extensions, discoveries and improved recovery       169.1            16.4           0.8             -          186.3
     Purchase of mineral-in-place................         92.5            19.2             -             -          111.7
     Sales of minerals-in-place..................         (3.3)              -             -             -           (3.3)
     Development costs incurred..................        145.4            19.5          12.9             -          177.8
     Changes in estimated volumes................        152.3             6.6           3.1             -          162.0
     Changes in estimated development costs......       (100.8)          (23.4)        (22.8)            -         (147.0)
     Interest factor - accretion of discount.....        113.7             6.6           3.0             -          123.3
     Income taxes................................       (287.4)          (14.2)         10.1             -         (291.5)
                                                      --------        --------       -------        -------       --------
                                                         521.9            40.1         (15.1)            -          546.9
                                                      --------        --------       -------        -------       --------
   Balance at end of year........................    $ 1,363.8        $   98.2       $  15.1        $    -       $1,477.1
                                                      ========        ========       =======        =======      =========

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     The following table includes all costs incurred, whether capitalized or charged to expense at the time incurred (in millions):

                                                                                     OTHER
                                                     U.S.     ARGENTINA  INDONESIA   INT'L.    TOTAL
                                                    ------   ----------- ---------- --------  --------
1998:
   Property acquisition costs:
     Unproved....................................  $  13.6    $    0.9   $   3.0    $  0.9     $ 18.4
     Proved......................................     60.2           -      42.2       7.9      110.3
   Exploration costs.............................     36.3         2.1       3.7      49.2       91.3
   Development costs.............................     73.6        26.8      27.7      18.2      146.3
                                                   -------    --------   -------    ------     ------
   Total.........................................  $ 183.7    $   29.8   $  76.6    $ 76.2     $366.3
                                                   =======    ========   =======    ======     ======


                                                    TABLE CONTINUED ON NEXT PAGE

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                    OTHER
                                                     U.S.    ARGENTINA  INDONESIA   INT'L.     TOTAL
                                                   --------  ---------  ---------- --------   -------
1997:
   Property acquisition costs:
     Unproved....................................  $  14.9    $      -   $   0.2    $  2.1     $ 17.2
     Proved......................................    185.2        37.4         -       0.2      222.8
   Exploration costs.............................     48.5         2.1       6.0       9.0       65.6
   Development costs.............................    115.6        17.2      30.7       5.2      168.7
                                                   -------    --------   -------    ------     ------
   Total.........................................  $ 364.2    $   56.7    $ 36.9    $ 16.5     $474.3
                                                   =======    ========   =======    ======     ======

1996:
   Property acquisition costs:
     Unproved....................................  $  31.6    $      -   $     -    $  1.8     $ 33.4
     Proved......................................     30.2         7.4         -       0.2       37.8
   Exploration costs.............................     29.5         0.1       2.4      11.4       43.4
   Development costs.............................    115.2        12.1      12.9       3.9      144.1
                                                   -------    --------   -------    ------     ------
   Total.........................................  $ 206.5    $  19.6    $ 15.3     $ 17.3     $258.7
                                                   =======    ========   =======    ======     ======

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth information concerning capitalized costs at December 31, 1998 and 1997 related to the Company's oil and gas operations (in millions):

                                                                                                 OTHER
                                                        U.S.        ARGENTINA    INDONESIA       INT'L.       TOTAL
                                                     ---------     -----------  -----------    ---------    ---------
1998:
   Oil and gas properties:
     Unproved....................................    $   75.3       $    9.8      $  15.0       $  4.9        $105.0
     Proved......................................     1,427.1          164.3        216.8         41.1       1,849.3
     Other.......................................         2.2              -            -            -           2.2
   Accumulated amortization of unproved properties      (41.5)          (2.3)        (5.4)        (3.7)        (52.9)
   Accumulated depletion, depreciation and
     impairment of proved properties.............    (1,050.5)         (45.1)       (89.4)        (5.8)     (1,190.8)
   Accumulated depreciation of other
     oil and gas properties......................        (0.7)             -            -            -          (0.7)
                                                     --------       --------      -------       ------       -------
   Total.........................................     $ 411.9       $  126.7      $ 137.0       $ 36.5        $712.1
                                                     ========       ========      =======       ======       =======

1997:
   Oil and gas properties:
     Unproved....................................     $  65.2       $    4.9      $  11.9       $  4.0        $ 86.0
     Proved......................................     1,290.6          143.5        145.5         14.9       1,594.5
     Other.......................................         1.9              -            -            -           1.9
   Accumulated amortization of unproved properties      (18.5)          (2.1)        (4.8)        (2.8)        (28.2)
   Accumulated depletion, depreciation and
     impairment of proved properties.............      (903.9)         (32.4)       (70.2)        (3.7)     (1,010.2)
   Accumulated depreciation of other
     oil and gas properties......................        (0.7)             -            -            -          (0.7)
                                                     --------       --------      -------       ------       -------
   Total.........................................     $ 434.6       $  113.9      $  82.4       $ 12.4       $ 643.3
                                                     ========       ========      =======       ======       =======

                         SANTA FE ENERGY RESOURCES, INC.
                           SUPPLEMENTAL INFORMATION TO
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996 (in millions):

                                                                                     OTHER
                                                     U.S.     ARGENTINA  INDONESIA   INT'L.     TOTAL
                                                    -----     ---------  ---------  --------   -------
1998:
   Revenues......................................  $ 196.2    $   33.6   $  53.5    $  7.7     $291.0
   Production costs:
     Production and operating costs..............    (61.0)      (15.5)    (27.6)     (8.4)    (112.5)
     Taxes other than income.....................    (12.4)       (0.3)        -         -      (12.7)
   Exploration, including dry hole costs.........    (21.6)       (2.5)     (0.5)    (46.5)     (71.1)
   Depletion, depreciation,
     amortization and impairments................   (184.2)      (12.9)    (19.7)     (3.1)    (219.9)
   Gain (loss) on disposal of properties.........     (1.5)          -         -         -       (1.5)
                                                   --------   ---------  --------   -------    -------
                                                     (84.5)        2.4       5.7     (50.3)    (126.7)
   Income tax (expense) benefit..................     29.6        (0.8)     (3.0)     18.3       44.1
                                                   --------   ---------  --------   -------    -------
                                                   $ (54.9)   $    1.6   $   2.7    $(32.0)    $(82.6)
                                                   ========   =========  ========   =======    =======

1997:
   Revenues......................................  $ 446.3    $   40.6   $  27.8    $    -     $514.7
   Production costs:
     Production and operating costs..............   (128.1)      (13.3)    (16.7)     (0.8)    (158.9)
     Taxes other than income.....................    (17.8)       (0.4)        -         -      (18.2)
   Cost of crude oil produced....................    (22.0)          -         -         -      (22.0)
   Exploration, including dry hole costs.........    (37.9)       (2.2)     (4.6)     (4.4)     (49.1)
   Depletion, depreciation,
     amortization and impairments................   (108.6)       (8.4)     (6.9)     (0.6)    (124.5)
   Gain (loss) on disposal of properties.........      3.6           -         -         -        3.6
                                                   --------   ---------  --------   -------    -------
                                                     135.5        16.3      (0.4)     (5.8)     145.6
   Income tax (expense) benefit..................    (48.8)       (4.9)      0.1       2.2      (51.4)
                                                   --------   ---------  --------   -------    -------
                                                   $  86.7    $  11.4    $  (0.3)   $ (3.6)    $ 94.2
                                                   ========   =========  ========   =======    =======

1996:
   Revenues......................................  $ 517.9    $   35.8   $  29.6    $    -     $583.3
   Production costs:
     Production and operating costs..............   (162.4)      (10.0)    (15.7)     (0.3)    (188.4)
     Taxes other than income.....................    (22.2)       (0.2)        -         -      (22.4)
   Cost of crude oil produced....................    (20.8)          -         -         -      (20.8)
   Exploration, including dry hole costs.........    (21.9)       (0.1)     (0.6)    (11.9)     (34.5)
   Depletion, depreciation,
     amortization and impairments................   (164.9)       (7.9)    (24.6)     (5.0)    (202.4)
   Gain (loss) on disposal of properties.........      0.3           -         -      (0.2)       0.1
                                                   --------   ---------  --------   -------    -------
                                                     126.0        17.6     (11.3)    (17.4)     114.9
   Income tax (expense) benefit..................    (49.6)       (5.3)      2.9       3.5      (48.5)
                                                   --------   ---------  --------   -------    -------
                                                   $  76.4    $   12.3   $  (8.4)   $(13.9)    $ 66.4
                                                   ========   =========  ========   =======    =======

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

                         SANTA FE ENERGY RESOURCES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                  (In Millions)


================================================================================

                                             1998          1997         1996
                                           --------      --------     --------
Accounts receivable:
   Balance at beginning of period........  $   2.7       $   2.5      $   2.0
     Charge to income....................        -           0.5          0.5
     Net amounts written off.............     (1.1)         (0.3)           -
                                           -------       -------      -------
   Balance at end of period..............  $   1.6       $   2.7      $   2.5
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

   10(a)   -- SFER, Inc. Incentive Compensation Plan, as amended.

   10(b)   -- SFER, Inc. 1990 Incentive Stock Compensation Plan, Third
              Amendment and Restatement (incorporated by reference to Exhibit 10(a) to SFER, Inc.'s Quarterly Report on form 10-Q for the quarter ended March 31,1996).

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

   10(n)   -- Agreement and Restated Credit Agreement dated as of December
              23, 1998 among SFER, Inc., the banks signatory thereto, and The Chase Manhattan Bank of Texas, N.A., as Administrative Agent and ABN AMRO Bank, N.V., Bank of America National Trust and Savings Association, NationsBank, N.A., Wells Fargo Bank (Texas) and First National Bank of Chicago as Co-Agents.

   21      -- Subsidiaries of the registrant.

*  23(a)   -- Consent of PricewaterhouseCoopers LLP

*  23(b)   -- Consent of Ryder Scott Company

*  24      -- Powers of Attorney

   27      -- Financial Data Schedule

--------------
*  Filed herewith