Form 10-Q
period 1999-03-31
SANTA FE ENERGY RESOURCES INC
filed 1999-05-04
CIK 86772

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

    [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  1-7667

            [LOGO]      SANTA FE ENERGY RESOURCES, INC.
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

INDICATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


                CLASS                        OUTSTANDING AS OF APRIL 30, 1999
    Common stock, $.01 par value                    102,188,145


================================================================================

                       SANTA FE ENERGY RESOURCES, INC.

                              TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

        Consolidated Statement of Operations (unaudited) -
          Three Months Ended March 31, 1999 and 1998                  3

        Consolidated Balance Sheet -
          March 31, 1999 (unaudited) and December 31, 1998            4

        Consolidated Statement of Cash Flows (unaudited) -
          Three Months Ended March 31, 1999 and 1998                  5

        Notes to Consolidated Financial Statements                    6

ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        10

ITEM 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                14


                          PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                             16

                         SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Revenues:
   Sales of crude oil and liquids ...................     $   43.1     $   39.8
   Sales of natural gas .............................         24.8         28.8
   Other ............................................          0.3          0.2
                                                          --------     --------
     Total revenues .................................         68.2         68.8
                                                          --------     --------
Costs and expenses:
   Production and operating .........................         28.3         25.3
   Exploration, including dry hole costs ............         11.2         12.2
   Depletion, depreciation and amortization .........         31.9         28.1
   General and administrative .......................          5.4          4.4
   Taxes other than income ..........................          3.5          4.1
   Loss on disposition of assets ....................          0.1         --
                                                          --------     --------
     Total costs and expenses .......................         80.4         74.1
                                                          --------     --------
Loss from operations ................................        (12.2)        (5.3)
   Interest income ..................................          0.4          2.2
   Interest expense .................................         (6.8)        (3.8)
   Interest capitalized .............................          1.3          1.7
   Other income (expense) ...........................         --           --
                                                          --------     --------
Loss before income taxes ............................        (17.3)        (5.2)
   Current income tax (expense) benefit .............         (0.7)         2.6
   Deferred income tax benefit ......................          5.9          2.3
                                                          --------     --------
Net loss ............................................     $  (12.1)    $   (0.3)
                                                          ========     ========
Net loss per share, basic and diluted ...............     $  (0.12)    $   --
                                                          ========     ========
Weighted average number of shares outstanding .......        102.2        102.7
                                                          ========     ========
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      MARCH 31,    DECEMBER 31,
                                                        1999          1998
                                                      --------       --------
                           ASSETS                      (Unaudited)

Current Assets:
  Cash and cash equivalents ....................      $   11.5       $   12.1
  Accounts receivable, net .....................          56.8           53.2
  Inventories ..................................          18.1           19.0
  Other current assets .........................          26.3           31.7
                                                      --------       --------
   Total Current Assets ........................         112.7          116.0
                                                      --------       --------
Properties and equipment, at cost:
  Oil and gas (successful efforts
    method of accounting) ......................       1,968.0        1,956.5
  Other ........................................          20.7           20.5
                                                      --------       --------
                                                       1,988.7        1,977.0
  Accumulated depletion, depreciation,
    amortization and impairment ................      (1,287.3)      (1,258.7)
                                                      --------       --------
   Net property and equipment ..................         701.4          718.3
                                                      --------       --------
Other Assets:
  Deferred income taxes ........................          19.4           13.5
  Other ........................................          10.5           11.2
                                                      --------       --------
   Total Other Assets ..........................          29.9           24.7
                                                      --------       --------
Total Assets ...................................      $  844.0       $  859.0
                                                      ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .............................      $   82.6       $  123.3
  Interest payable .............................           4.6            1.9
  Other current liabilities ....................          12.9           14.0
                                                      --------       --------
   Total Current Liabilities ...................         100.1          139.2
                                                      --------       --------

Long-term debt .................................         361.9          330.6
Deferred revenues ..............................           3.7            3.6
Other long-term obligations ....................          41.8           37.2

Commitments and Contingencies (See Note 5)

Shareholders' Equity:
  Preferred stock, $0.01 par value, 38.1 shares
    authorized, none issued ....................          --             --
  Common stock, $0.01 par value, 200.0 shares
    authorized, 103.0 shares issued
    and outstanding, ...........................           1.0            1.0
  Paid-in capital ..............................         728.2          728.2
  Accumulated deficit ..........................        (384.6)        (372.5)
  Treasury stock, at cost, 0.8 shares ..........          (7.0)          (6.8)
  Unamortized restricted stock awards ..........          (1.1)          (1.5)
                                                      --------       --------
Total Shareholders' Equity .....................         336.5          348.4
                                                      --------       --------
Total Liabilities and Shareholders' Equity .....      $  844.0       $  859.0
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

                         SANTA FE ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            1999          1998
                                                          -------       -------
Operating activities:
  Net loss .........................................      $ (12.1)      $  (0.3)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depletion, depreciation and amortization ........         31.9          28.1
   Deferred income taxes ...........................         (5.9)         (2.3)
   Loss on disposition of assets ...................          0.1          --
   Exploratory dry hole costs ......................          5.5           3.6
   Other ...........................................          1.2           0.9
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable ......         (3.6)         (2.0)
   Decrease (increase) in inventories ..............          0.9          (3.0)
   Increase (decrease) in accounts payable .........          0.9         (12.3)
   Increase (decrease) in interest payable .........          2.7           3.0
   Increase (decrease) in income taxes payable .....         (0.6)         (2.1)
   Net change in other assets and liabilities ......          9.4           0.9
                                                          -------       -------
Net cash provided by operating activities ..........         30.4          14.5
                                                          -------       -------
Investing activities:
  Capital expenditures, including
    exploratory dry hole costs .....................        (61.7)        (58.7)
  Acquisition of producing properties ..............         (0.5)        (11.8)
  Net proceeds from disposition of assets ..........          0.1           1.5
                                                          -------       -------
Net cash used in investing activities ..............        (62.1)        (69.0)
                                                          -------       -------
Financing activities:
  Net change in long-term lines of credit ..........         31.3          57.1
  Treasury stock reissued ..........................         --             0.4
  Treasury stock purchased .........................         (0.2)         (4.9)
                                                          -------       -------

Net cash provided by financing activities ..........         31.1          52.6
                                                          -------       -------

Net decrease in cash and cash equivalents ..........         (0.6)         (1.9)
Cash and cash equivalents at beginning
  of period ........................................         12.1           5.6
                                                          -------       -------
Cash and cash equivalents at end of period .........      $  11.5       $   3.7
                                                          =======       =======
Supplemental disclosure of cash flow information:
  Interest paid ....................................      $   4.0       $   0.7
  Income taxes paid ................................      $   1.7       $   1.8

                 The accompanying notes an are integral part of
                    these consolidated financial statements.

                         SANTA FE ENERGY RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements at March 31, 1999 and for the three months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Santa Fe Energy Resources, Inc. (the "Company" or "Santa Fe") for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 1999.

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

NOTE 2. PROPOSED MERGER

   On January 13, 1999, Santa Fe entered into a Merger Agreement with Snyder Oil Corporation ("Snyder") which provides that Snyder will be merged with and into Santa Fe. In connection with the merger, the name of Santa Fe will be changed to Santa Fe Snyder Corporation ("Santa Fe Snyder") and Santa Fe's authorized common stock and preferred stock will be increased to 300,000,000 shares and 50,000,000 shares, respectively. Under the agreement, Snyder shareholders will receive 2.05 shares of Santa Fe common stock for each share of Snyder common stock. The Company will account for this transaction using the purchase method of accounting as of the effective date, which is expected in the second quarter of 1999. The merger is conditioned, among other things, upon securing regulatory and shareholder approval. Special meetings of the holders of common stock of Santa Fe and Snyder will be held on May 5, 1999 to vote on the proposed merger.

NOTE 3. EARNINGS PER SHARE

   The following table sets forth the components of the Company's basic and diluted earnings per share calculations:

                                                          WEIGHTED
                                                         AVERAGE OF
                                                        COMMON SHARES  PER SHARE
                                              NET LOSS   OUTSTANDING    AMOUNT
                                           ------------- -----------    ------

Three Months Ended March 31, 1999
  Basic..................................    $  (12.1)       102.2
  Effect of dilutive stock options.......           -          0.4
  Effect of dilutive performance awards..           -          0.6
                                             -----------  ----------
  Basic and diluted......................    $  (12.1)       103.2     $(0.12)
                                             ===========  ==========   =======

Three Months Ended March 31, 1998
  Basic..................................    $   (0.3)       102.7
  Effect of dilutive stock options.......           -          2.6
  Effect of dilutive performance awards..           -          0.4
                                             -----------  ----------
  Basic and diluted......................    $   (0.3)       105.7     $   --
                                             ===========  ==========   =======

   The Company had 6.7 million and 1.4 million stock options outstanding at March 31, 1999 and 1998, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. Given that the Company reported a loss for three months ended March 31, 1999 and 1998, the potential effects of dilutive stock options and performance awards were not included in the computation of diluted earnings per share.

NOTE 4. SEGMENT INFORMATION

   The principal business of the Company consists of the exploration, development and acquisition of oil and gas properties and the production and sale of crude oil and liquids and natural gas. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic area. The Company's reportable segments are the United States, Argentina, Indonesia, and Other International. Other International represents various exploration and development projects in China, Gabon, Ecuador, Cote d'Ivoire and other international arenas. The prior quarter's segment information has been restated to present the Company's four reportable segments.

   The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources based principally on operating income or loss.

   The table below presents information about the reported segments for the three months ended March 31, 1999 and 1998. Other reconciling items include other corporate income and expenses, hedging activities and overhead costs not allocated to specific geographic areas. Asset information by reportable segment is not presented because such information is not a factor used by management to evaluate the performance of the segments.

                                                                                                                    DEPLETION,
                                                                                                   INCOME (LOSS)   DEPRECIATION
                                                             TOTAL            OPERATING              BEFORE            AND
                                                           REVENUES          INCOME (LOSS)        INCOME TAXES     AMORTIZATION
                                                           --------          -------------        ------------     ------------
THREE MONTHS ENDED
  MARCH 31, 1999:
  ---------------
United States ....................................          $40.9               $ 0.5                $ 0.5             $20.4
Argentina ........................................            7.4                (0.9)                (0.9)              4.2
Indonesia ........................................           16.8                 3.3                  3.3               4.3
Other International ..............................            3.1                (6.2)                (6.2)              1.5
Other reconciling items ..........................           --                  (8.9)               (14.0)              1.5
                                                            -----               -----                -----             -----
   Total Consolidated ............................          $68.2               $(12.2)              $(17.3)           $31.9
                                                            =====               =====                =====             =====

THREE MONTHS ENDED
  MARCH 31, 1998:
  ---------------
United States ....................................          $51.0               $ 9.2                $ 9.2             $20.7
Argentina ........................................            9.1                 1.4                  1.4               3.3
Indonesia ........................................            7.4                (0.1)                (0.1)              2.4
Other International ..............................            1.1                (9.3)                (9.3)              0.5
Other reconciling items ..........................            0.2                (6.5)                (6.4)              1.2
                                                            -----               -----                -----             -----
   Total Consolidated ............................          $68.8               $(5.3)               $(5.2)            $28.1
                                                            =====               =====                =====             =====

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

   Crude oil sales hedges resulted in an increase in revenues of $0.2 million for the three months ended March 31, 1998. The Company had no open crude oil sales hedges for the same period in 1999 and no open natural gas sales hedges in 1998 or 1999.

   Subsequent to March 31, 1999, the Company entered into agreements which hedge an average of approximately 11,000 barrels per day for the period April to July 1999. The instruments have floors ranging from $15.00 to $16.50 per barrel and ceilings ranging from $17.35 to $19.03 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement price is above the ceiling, the Company will be required to pay an amount based on the difference. Based on the April

1999 settlement price of the applicable NYMEX futures contract, the Company would have no gain or loss with respect to such hedges at April 30, 1999. Actual gains or losses may be realized by the Company from these hedges due to the volatility of futures markets.

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

   There are other claims and actions pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations of any period but would not be material to the Company's consolidated financial position. At this time, the Company cannot reasonably estimate the amounts of such losses.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Santa Fe Energy Resources, Inc. (the "Company" or "Santa Fe") is engaged in the exploration, development, acquisition and production of crude oil and natural gas in the continental and offshore United States and in certain international areas. The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

The following tables set forth certain financial and operating data for the periods presented:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           1999       1998
                                                         --------    ------
  REVENUES (IN MILLIONS)
   Crude oil and liquids..............................   $   43.1    $ 39.8
   Natural gas........................................       24.8      28.8
   Other..............................................        0.3       0.2
                                                         --------    ------
                                                         $   68.2    $ 68.8
                                                         ========    ======
  CRUDE OIL AND LIQUIDS VOLUMES (MBBLS/DAY)
   Domestic...........................................       21.4      21.4
   Argentina..........................................        5.0       5.6
   Indonesia..........................................       16.1       6.9
   Gabon..............................................        2.6       1.0
                                                         --------    ------
                                                             45.1      34.9
                                                         ========    ======
  AVERAGE CRUDE OIL AND LIQUIDS PRICE ($/BBL)
   Unhedged
     Domestic.........................................   $ 10.17     $13.23
     Argentina........................................     10.13      12.44
     Indonesia .......................................     11.60      11.88
     Gabon ...........................................     13.10      13.00
     Total ...........................................     10.85      12.83
   Hedged ............................................     10.85      12.92

  NATURAL GAS VOLUMES (MMCF/DAY)
   Domestic...........................................      155.0     151.4
   Argentina..........................................       25.8      25.3
   Indonesia..........................................        0.2       0.3
                                                         --------    ------
                                                            181.0     177.0
                                                         ========    ======
  AVERAGE NATURAL GAS PRICE ($/MCF)
   Unhedged
     Domestic.........................................   $  1.66     $ 2.04
     Argentina........................................      1.21       1.23
     Indonesia .......................................      0.97       1.03
     Total ...........................................      1.59       1.92

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                        1999           1998
                                                      --------       --------
Costs and Expenses per BOE
  Production and operating (a) ................       $   4.17       $   4.36
  Exploration, including dry hole costs .......           1.66           2.10
  Depletion, depreciation and amortization ....           4.71           4.85
  General and administrative ..................           0.80           0.77
  Taxes other than income (b) .................           0.51           0.72
  Interest, net (c) ...........................           0.76           0.32(d)
                                                      --------       --------
   Total Costs and Expenses ...................       $  12.61       $  13.12
                                                      ========       ========
------------------
a)   Excludes related production, severance and ad valorem taxes.
b)   Includes related production, severance and ad valorem taxes.
c)   Reflects interest expense less amounts capitalized and interest income.
d) Excludes effect of $1.9 million ($0.34 per BOE) of interest income on a tax refund.

GENERAL

   As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC, the Middle East and other producing countries. For the twelve months ended March 31, 1999 the actual average crude oil and liquids sales price (unhedged) received by the Company ranged from a high of $11.90 per barrel in the second quarter of 1998 to a low of $10.32 per barrel in the fourth quarter of 1998. Based on operating results for the first three months of 1999, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales price would result in a corresponding $11.3 million change in net income and a $14.1 million change in cash flow from operating activities. The price of domestic natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. With regard to the Company's Argentina operations, the Company sells its natural gas production under long-term contracts at prices ranging from $1.15 to $1.35 per MMbtu. The actual average sales price received by the Company for the twelve months ended March 31, 1999 for its domestic natural gas ranged from a high of $1.99 per Mcf in the second quarter of 1998 to a low of $1.59 per Mcf in the first quarter of 1999. Based on operating results for the first three months of 1999, the Company estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $4.1 million change in net income and a $5.9 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's oil hedging program, its debt levels and related interest expense or the level of capital expenditures, that might result from a change in crude oil and natural gas prices.

THREE MONTHS ENDED MARCH 31, 1999  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
1998

   The Company reported a net loss for the three months ended March 31, 1999 of $12.1 million, or $0.12 per share, compared with a net loss of $0.3 million, or break-even results, for the same period in 1998.

   OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations were $67.9 million for the three months ended March 31, 1999 compared with $68.6 million for the same period in 1998, as increased production was more than offset by lower commodity prices. The Company's crude oil and liquids production increased 29% in the first quarter of 1999 to 45.1 MBbls per day from 34.9 MBbls per day for the same period in 1998. The increase in oil production was driven by new production from the South Timbalier 186 well in the Gulf and the N. Geragai and Makmur fields in Indonesia and a full quarter's production in the Tchatamba field in Gabon. Production was further increased from the Mudi field in Indonesia by new wells and the acquisition of an additional working interest in the Tuban Production Sharing Contract in April 1998. Natural gas production increased in the first quarter of 1999 to 181.0 MMcf per day from 177.0 MMcf per day for the same period in 1998 primarily due to production from new wells in the Gulf of Mexico. The Company's realized crude oil prices for the three months ended March 31, 1999 averaged $10.85 per barrel, a decrease of 16% from the average realized oil price of $12.92 per barrel, including a $0.09 per barrel hedging benefit, for the same period in 1998. Realized natural gas prices for the three months ended March 31, 1999 averaged $1.59 per Mcf, compared with an average of $1.92 per Mcf for the same period in 1998.

   COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization expense increased $3.0 million and $3.8 million, respectively, in the first quarter of 1999 compared with the same period in 1998, primarily due to increased crude oil and natural gas production as noted above. Interest income for the three months ended March 31, 1998 included a $1.9 million benefit related to an income tax refund. Interest expense for the first quarter of 1999 increased by $3.0 million compared to the same period in 1998, reflecting the Company's increase in borrowings. Income taxes for the three months ended March 31, 1998 included a $2.4 million benefit related to the previously discussed income tax refund.

LIQUIDITY AND CAPITAL RESOURCES

   CAPITAL EXPENDITURES. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties. The Company spent $61.7 million for capital expenditures in the three months ended March 31, 1999. Because the actual amounts expended in the future for capital expenditures will be influenced by numerous factors, some of which are beyond the Company's control, no assurances can be given as to the amount that will actually be expended during the year.

   CAPITAL RESOURCES. The Company's capital resources for the three months ended March 31, 1999 consisted of cash flow from operating activities of $30.4 million and $31.3 million in borrowings under its bank credit facilities including its revolving credit agreement (the "Credit Agreement") which matures May 15, 2003. Subject to the covenants described below, the Credit Agreement permits the Company to obtain revolving credit loans and issue letters of credit having a maximum aggregate amount of $335 million of which $30 million is available for letters of credit. Borrowings under the agreement are unsecured and interest rates are tied to the agent bank's prime rate or eurodollar offering rate, at the Company's option. At March 31, 1999, the Company had $255 million in borrowings outstanding under the Credit Agreement, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amount on a long-term basis. The Company had one letter of credit outstanding under the Credit Agreement at March 31, 1999 for $22.1 million and one letter of credit outside the Credit Agreement for $1.8 million.

   The Credit Agreement and the Indenture for the Debentures include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at March 31, 1999 the Company could incur approximately $119 million of additional indebtedness of which $39 million could be borrowings under the Credit Agreement. As of March 31, 1999, these covenants do not allow the Company to pay dividends or repurchase capital stock.

   In addition to the Credit Agreement, the Company also has one short-term uncommitted line of credit totalling $20 million which is used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Agreement. At March 31, 1999, the

Company had $7.3 million in borrowings outstanding under these facilities, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amount on a long-term basis.

   The Company has historically funded its operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. The Company believes that cash flow from operations and the borrowing availability under the Credit Agreement and from other capital markets will be sufficient to meet its anticipated capital requirements.

   INDONESIA. The Company's Asian producing operations are located in Indonesia. During the last two years, Indonesia and other Asian countries experienced significant devaluations in their currencies and hyper-inflation, which have resulted in disruptions and uncertainties in financial markets, and political and social instability. These uncertainties resulted in the resignation of Indonesia's President Suharto after 32 years in office. Indonesia has a well established history of honoring its contractual commitments and concession terms. It is uncertain which political party will take control over Indonesia's government in elections scheduled this summer or what impact, if any, these elections may have on the Company's operations.

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

   The Company sells its Indonesian production for U.S. dollars generally outside of Indonesia. The Company currently sells its production from the North Geragai and Makmur fields to the Indonesian state oil agency for U.S. dollars. For the three months ended March 31, 1999, the Company's Indonesian operations generated $4.0 million of income from operations and $8.3 million in cash flow from operating activities. While the financial and political uncertainties in Asia have not had a significant effect on the Company's operations in Indonesia to date, the Company cannot predict with any certainty the future effects of continued disruptions, if any, on its income from Indonesian operations and future development activity in Indonesia.

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

   The Company has developed a plan to identify those risks related to the Year 2000 problem, to remediate systems and equipment where required and to test for Year 2000 compliance. The Company has identified all critical computer systems and determined the remediation that will be performed. The Company has already made the required modifications to its domestic and Indonesian accounting systems and plans to install a new accounting system in Argentina by mid-year 1999. The Company expects to complete remediation of all critical systems by June 30, 1999, except for the land and treasury systems which will be completed in the third quarter after the proposed merger with Snyder. The Company expects to complete testing on all these systems, where appropriate, by the end of the third quarter. The Company has engaged an outside consulting firm to assist in reviewing field equipment used in its oil and gas producing operations for Year 2000 issues. The Company has completed its inventory and assessment of all field equipment and expects to complete remediation of field equipment by June 30, 1999. The Company recognizes that, notwithstanding the efforts described above, the Company could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Company is in the process of developing a business contingency plan in order to mitigate potential disruption to business operations. The Company expects to complete this contingency plan by the second quarter of 1999 but also expects to refine this plan throughout 1999. With regard to risks relating to third parties, the Company has implemented a program to request Year 2000 certification or other assurance from its significant customers, transporters, partners and suppliers.

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

   The Company is in the process of reviewing Snyder's computer systems and Year 2000 compliance program to determine which systems will be retained by Santa Fe. See Note 2 to the Consolidated Financial Statements for further discussion on the proposed merger.

   Through March 31, 1999, the Company has spent $0.6 million for identifying, remediating and testing systems for Year 2000 related problems. The Company currently estimates that its Year 2000 related costs will be between $1.0 million and $2.0 million, but this estimate may change as a result of the review of the equipment used in its oil and gas producing operations.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

   The Company is exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below.

   COMMODITY PRICE RISK. The Company produces and sells crude oil, liquids and natural gas. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market factors. The Company makes a limited use of hedging agreements at times to reduce its exposure to declines in market prices. The Company uses the hedge method of accounting for these instruments and, as a result, gains and losses on commodity futures contracts are generally offset by similar changes in the realized prices of the commodities. At March 31, 1999, the Company had no open crude oil sales hedges. See Note 5 to the Consolidated Financial Statements for futher discussion on hedging activities.

   INTEREST RATE RISK. The Company's exposure to changes in interest rates primarily results from its debt with both fixed and floating interest rates. To date, the Company has not deemed it necessary to enter into any financial instruments, such as interest rate swaps, because interest rates have remained at historically low levels.

FORWARD-LOOKING STATEMENTS

   Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipates," "expects," "believes," "seeks," "goals," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration and development risks, environmental risks, the inability to successfully integrate Snyder's operations, uncertainties about estimates of reserves, competition litigation, government regulation and political and litigation risks, uncertainties associated with the Year 2000 issue, and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)   Exhibits
         None

 (b)   Reports on Form 8-K
         None

                                    SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 1999.

                                        SANTA FE ENERGY RESOURCES, INC.
                                                (Registrant)




Date:  MAY 4, 1999                           /s/ JANET F. CLARK
                                   Janet F. Clark, Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer and Duly
                                             Authorized Officer)