Form 10-Q
period 1999-06-30
SANTA FE SNYDER CORP
filed 1999-08-16
CIK 86772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-7667

                            ------------------------

                          SANTA FE SNYDER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                        36-2722169
     (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      840 GESSNER, SUITE 1400
           HOUSTON, TEXAS                                        77024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (713) 507-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                           OUTSTANDING AS OF JULY 30, 1999
    Common stock, $.01 par value                           171,387,554
================================================================================

                          SANTA FE SNYDER CORPORATION
                               TABLE OF CONTENTS

                                                PAGE
                                                ----

       PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Statement of Operations
          (unaudited) --
          Three Months Ended June 30, 1999
          and 1998 and
          Six Months Ended June 30, 1999 and
          1998...............................     3

        Consolidated Balance Sheet --
          June 30, 1999 (unaudited) and
          December 31, 1998..................     4

        Consolidated Statement of Cash Flows
          (unaudited) --
          Three Months Ended June 30, 1999
          and 1998 and
          Six Months Ended June 30, 1999 and
          1998...............................     5

        Notes to Consolidated Financial
          Statements.........................     6

ITEM 2. Management's Discussion and Analysis
          of Financial
          Condition and Results of
          Operations.........................    13

ITEM 3. Quantitative and Qualitative
          Disclosures about Market Risks.....    19


         PART II.  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of
          Security Holders...................    20

ITEM 6. Exhibits and Reports on Form 8-K.....    20

                          SANTA FE SNYDER CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                          --------------------  --------------------
                                            1999       1998       1999       1998
                                          ---------  ---------  ---------  ---------
Revenues:
     Sales of crude oil and liquids.....  $    63.4  $    45.7  $   106.5  $    85.5
     Sales of natural gas...............       48.5       31.9       73.3       60.7
     Other..............................        0.5        0.2        0.8        0.4
                                          ---------  ---------  ---------  ---------
          Total Revenues................      112.4       77.8      180.6      146.6
                                          ---------  ---------  ---------  ---------
Costs and expenses:
     Production and operating...........       30.9       26.2       59.2       51.5
     Exploration, including dry hole
       costs............................        9.4        7.3       20.6       19.5
     Depletion, depreciation and
       amortization.....................       44.1       33.4       76.0       61.5
     Impairment of oil and gas
       properties.......................      196.4     --          196.4     --
     General and administrative.........        7.6        4.6       13.0        9.0
     Taxes other than income............        6.1        4.3        9.6        8.4
     Merger related costs...............       16.8     --           16.8     --
     Loss (gain) on disposition of
       assets...........................        0.1        1.2        0.2        1.2
                                          ---------  ---------  ---------  ---------
          Total costs and expenses......      311.4       77.0      391.8      151.1
                                          ---------  ---------  ---------  ---------
Income (loss) from operations...........     (199.0)       0.8     (211.2)      (4.5)
     Interest income....................        0.3        1.0        0.7        3.2
     Interest expense...................      (10.7)      (5.3)     (17.5)      (9.1)
     Interest capitalized...............        1.3        1.9        2.6        3.6
     Other income (expense).............       (0.1)      (0.1)      (0.1)      (0.1)
                                          ---------  ---------  ---------  ---------
Income (loss) before income taxes and
  extraordinary item....................     (208.2)      (1.7)    (225.5)      (6.9)
     Current income tax (expense)
       benefit..........................        0.6        2.8       (0.1)       5.4
     Deferred income tax (expense)
       benefit..........................       63.8       (0.7)      69.7        1.6
                                          ---------  ---------  ---------  ---------
Income (loss) before extraordinary
  item..................................     (143.8)       0.4     (155.9)       0.1
     Extraordinary item -- debt
       extinguishment...................       (4.2)    --           (4.2)    --
                                          ---------  ---------  ---------  ---------
Net income (loss).......................  $  (148.0) $     0.4  $  (160.1) $     0.1
                                          =========  =========  =========  =========
Net income (loss) per common share,
  basic and diluted
     Before extraordinary item..........  $   (0.99) $  --      $   (1.26) $  --
     Extraordinary item -- debt
       extinguishment...................      (0.03)    --          (0.03)    --
                                          ---------  ---------  ---------  ---------
     Per common share...................  $   (1.02) $  --      $   (1.29) $  --
                                          =========  =========  =========  =========
Weighted average number of shares
  outstanding...........................      145.3      102.9      123.9      102.8
                                          =========  =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          SANTA FE SNYDER CORPORATION
                                 BALANCE SHEET
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                        JUNE 30,     DECEMBER 31,
                                          1999           1998
                                        ---------    -------------
               ASSETS                   (UNAUDITED)
Current Assets:
  Cash and cash equivalents..........   $    21.7      $    12.1
  Accounts receivable, net...........        73.1           53.2
  Inventories........................        22.8           19.0
  Other current assets...............        27.4           31.7
                                        ---------    -------------
          Total Current Assets.......       145.0          116.0
                                        ---------    -------------
  Investments........................        29.2        --
  Properties and equipment, at cost:
     Oil and gas (successful efforts
      method of accounting)..........     2,833.9        1,956.5
     Other...........................        24.5           20.5
                                        ---------    -------------
                                          2,858.4        1,977.0
  Accumulated depletion,
     depreciation, amortization and
     impairment......................    (1,537.2)      (1,258.7)
                                        ---------    -------------
       Net property and equipment....     1,321.2          718.3
                                        ---------    -------------
Other Assets:
  Deferred income taxes..............      --               13.5
  Other..............................        22.7           11.2
                                        ---------    -------------
          Total Other Assets.........        22.7           24.7
                                        ---------    -------------
Total Assets.........................   $ 1,518.1      $   859.0
                                        =========    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................   $   105.8      $   123.3
  Other current liabilities..........        49.4           15.9
                                        ---------    -------------
          Total Current
        Liabilities..................       155.2          139.2
                                        ---------    -------------
Long-term debt.......................       640.9          330.6
Deferred revenues....................         6.7            3.6
Other long-term obligations..........        41.4           37.2
Deferred income taxes................        75.9        --
Commitments and Contingencies (See
Note 8)
Shareholders' Equity:
  Preferred stock, $0.01 par value,
     50.1 and 38.1 shares authorized,
     respectively, none issued and
     outstanding.....................      --            --
  Common stock, $0.01 par value,
     300.0 and 200.0 shares
     authorized,
     171.8 and 103.0 shares issued
     and outstanding, respectively...         1.7            1.0
  Paid-in capital....................     1,139.6          728.2
  Accumulated deficit................      (532.9)        (372.5)
  Treasury stock, at cost, 0.8 shares
     and 0.8 shares, respectively....        (6.5)          (6.8)
  Unamortized restricted stock
     awards..........................      --               (1.5)
  Accumulated other comprehensive
     loss............................        (3.9)       --
                                        ---------    -------------
Total Shareholders' Equity...........       598.0          348.4
                                        ---------    -------------
Total Liabilities and Shareholders'
Equity...............................   $ 1,518.1      $   859.0
                                        =========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          SANTA FE SNYDER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
Operating activities:
  Net income (loss)..................  $  (148.0) $     0.4  $  (160.1) $     0.1
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depletion, depreciation and
       amortization..................       44.1       33.4       76.0       61.5
     Impairment of oil and gas
       properties....................      196.4     --          196.4     --
     Deferred income taxes...........      (66.1)       0.7      (72.0)      (1.6)
     Loss (gain) on disposition of
       assets........................        0.1        1.2        0.2        1.2
     Exploratory dry hole costs......        0.8        3.6        6.3        7.2
     Other...........................        2.8        1.0        4.0        1.9
Changes in operating assets and
  liabilities:
  Decrease (increase) in accounts
     receivable......................       (0.9)       6.6       (4.5)       4.6
  Decrease (increase) in
     inventories.....................       (2.9)      (0.8)      (2.0)      (3.8)
  Increase (decrease) in accounts
     payable.........................        0.3        2.1        1.2      (10.2)
  Net change in other assets and
     liabilities.....................       (7.8)       0.4        3.7        2.2
                                       ---------  ---------  ---------  ---------
Net cash provided by operating
  activities.........................       18.8       48.6       49.2       63.1
                                       ---------  ---------  ---------  ---------
Investing activities:
  Capital expenditures, including
     exploratory dry hole costs......      (67.2)     (59.4)    (128.9)    (118.1)
  Acquisition of producing
     properties......................        0.1      (88.2)      (0.4)    (100.0)
  Acquisition of Snyder Oil
     Corporation.....................       (1.5)    --           (1.5)    --
  Net proceeds from disposition of
     assets..........................        0.3        0.3        0.4        1.8
                                       ---------  ---------  ---------  ---------
Net cash used in investing
  activities.........................      (68.3)    (147.3)    (130.4)    (216.3)
                                       ---------  ---------  ---------  ---------
Financing activities:
  Net change in long-term lines of
     credit..........................       36.2      108.8       67.5      165.9
  Issuance of Senior Notes...........      123.4     --          123.4     --
  Retirement of 11% Subordinated
     Debentures......................     (100.0)    --         (100.0)    --
  Treasury stock reissued............        0.4        1.1        0.4        1.5
  Treasury stock purchased...........       (0.3)      (1.1)      (0.5)      (6.0)
                                       ---------  ---------  ---------  ---------
Net cash provided by financing
  activities.........................       59.7      108.8       90.8      161.4
                                       ---------  ---------  ---------  ---------
Net increase in cash and cash
  equivalents........................       10.2       10.1        9.6        8.2
Cash and cash equivalents at
  beginning of period................       11.5        3.7       12.1        5.6
                                       ---------  ---------  ---------  ---------
Cash and cash equivalents at end of
  period.............................  $    21.7  $    13.8  $    21.7  $    13.8
                                       =========  =========  =========  =========
Supplemental disclosure of cash flow
  information:
  Interest paid......................  $    18.8  $     7.1  $    22.8  $     7.8
  Income taxes paid..................  $     0.6  $     1.5  $     2.3  $     3.3

  The accompanying notes an are integral part of these consolidated financial statements.

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements at June 30, 1999 and for the three and six months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Santa Fe Snyder Corporation ("Santa Fe Snyder" or the "Company") for the interim periods. Santa Fe Snyder was formed by the merger of Snyder Oil Corporation ("Snyder") into Santa Fe Energy Resources, Inc. ("Santa Fe") on May 5, 1999.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Annual Reports on Form 10-K/A for the year ended December 31, 1998 for Santa Fe and Snyder. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended by Statement of Financial Accounting Standards No. 137 resulting in the deferral of the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to implement the provisions of the Statement beginning with the first quarter of 2001. SFAS 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, statement of financial position, or cash flows.

NOTE 2.  MERGER WITH SNYDER OIL CORPORATION

     Effective May 5, 1999, Snyder, a Delaware corporation, merged with and into Santa Fe, also a Delaware corporation, pursuant to an Agreement and Plan of Merger dated January 13, 1999. In connection with the merger, Santa Fe amended its Articles of Incorporation to change its name to "Santa Fe Snyder Corporation". In the merger, each issued and outstanding share of common stock of Snyder, par value $.01 per share ("Snyder Common Stock") was converted into
2.05 shares of common stock, par value $.01 per share, of Santa Fe Snyder ("Santa Fe Snyder Common Stock"). The exchange ratio was determined through arm's length negotiations between the parties. Santa Fe Snyder issued approximately 68.8 million shares of Santa Fe Snyder Common Stock.

     The merger was accounted for using the purchase method of accounting. The purchase price totalling approximately $674.2 million (subject to purchase price adjustments) involved a combination of the issuance of approximately $412.1 million of Santa Fe Snyder common stock (68.8 million shares) to Snyder shareholders, the value of certain liabilities incurred totalling $43.1 million and the fair value of the net liabilities assumed of approximately $219.0 million. The total value allocated between the net assets of Snyder was determined based on the fair value of the Santa Fe Snyder Common Stock offered to the Snyder stockholders as increased to reflect the incremental cash expenses incurred to effect the merger.

     Other accrued merger costs of $19.4 million include those capitalizable costs incurred to consummate the transaction, consisting primarily of severance costs related to Snyder employees ($9.6 million), professional fees ($5.7 million) and the provision for certain lease obligations for duplicate or unused facilities ($2.5 million). The allocation of the purchase price to specific assets and liabilities is based on certain estimates of fair values and costs which will be adjusted to actual amounts as determined. The allocation of the purchase price resulted in approximately $639.0 million being allocated to property, plant and

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

equipment and $35.2 million allocated to investments. The results of Snyder's operations have been included in the consolidated financial statements effective May 1, 1999.

     In connection with the merger, the Company evaluated the recovery of its long-lived assets pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("SFAS 121"). The Company determined that the estimated future undiscounted cash flows were below the carrying value of certain oil and gas properties in the United States which were written up in accordance with purchase accounting rules, resulting in an impairment of approximately $196.4 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved with the properties and the Company's long-term outlook for future commodity prices.

     The following unaudited pro forma condensed income statement information has been prepared to give effect to the merger as if such transaction had occurred at the beginning of the periods presented. The historical results of operations have been adjusted to reflect the difference between Snyder's historical depletion, depreciation and amortization and such expense calculated based on the value allocated to the assets acquired in the Merger. The information presented is not necessarily indicative of the results of future operations of the merged companies.

                                         SIX MONTHS ENDED
                                             JUNE 30,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
                                          (IN MILLIONS)
Revenues.............................  $   220.4  $   215.6
Loss before extraordinary item.......     (179.4)      (7.0)
Net loss available to common
shareholders.........................     (183.6)      (7.0)
Basic and diluted loss per share.....      (0.95)     (0.04)

NOTE 3.  CASH FLOWS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Merger included certain non-cash investing and financing activities not reflected in the Statement of Cash Flows as follows (in millions of dollars):

Common stock issued..................  $   412.1
Deferred tax liability...............      163.4
Long-term debt assumed...............      219.0
Assets acquired, other than cash, net
  of liabilities assumed.............      796.0

NOTE 4.  FINANCING AND DEBT

     In connection with the merger, the Company assumed $175.0 million of Snyder's 8.75% Senior Subordinated Notes (the "Subordinated Notes") due June 15, 2007. Concurrently with the closing of the merger on May 5, 1999, the Company entered into a new $500 million credit facility (the "Credit Facility"). The Credit Facility consists of a $350 million five-year tranche and a renewable $150 million 364 day tranche. The Credit Facility bears interest, at the Company's option, at LIBOR or prime rates plus applicable margins dependent upon the Company's credit rating and ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization, exploration charges and non-cash impairments ("EBITDAX"). Borrowings under the Credit Facility are unsecured but are subject to compliance with

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

certain covenants including limitations on the incurrence of additional debt, payment of dividends and other restricted payments and limitations on liens. Financing fees of approximately $2.1 million were incurred related to the Credit Facility.

     In June 1999, the Company issued $125 million of 8.05% Senior Notes due 2004 (the "Notes"). The Notes were issued for 98.758% of face value and the Company received total proceeds of $121.6 million after deducting related costs and expenses of $1.9 million. The Notes, which mature June 15, 2004, are redeemable, upon not less than thirty nor more than sixty days' notice, as a whole or in part, at the option of the Company at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the applicable make-whole premium as determined by an independent investment banker and (iii) accrued and unpaid interest. The Notes are general unsecured obligations of the Company. In connection with the Notes offering, the Company executed two forward treasury lock agreements (the "Treasury Locks") to mitigate interest rate risk during the issuance of the Notes. Upon the issuance of the Notes, the Treasury Locks were terminated resulting in proceeds to the Company totalling $3.1 million which amount has been deferred and will be recognized as a reduction of interest expense over the life of the Notes.

     The net proceeds of the notes offering were used to retire the existing $100 million 11% Senior Subordinated Debentures and to pay $5.5 million in accrued interest and prepayment penalties upon retirement of such debt and the remaining $16.1 million was used for a partial repayment on credit facility borrowings.

     In connection with these financing activities, the Company recorded an extraordinary loss of $4.2 million, net of taxes. The extraordinary loss represents the write-off of certain debt issue costs of the Senior Subordinated Debentures and Credit Facility and prepayment penalties pertaining to the retirement of the Senior Subordinated Debentures, net of related tax benefits.

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

NOTE 5.  EARNINGS PER SHARE

     The following table sets forth the components of the Company's basic and diluted earnings per share calculations:

                                        EARNINGS (LOSS)        WEIGHTED
                                          ATTRIBUTABLE        AVERAGE OF
                                           TO COMMON        COMMON SHARES     PER SHARE
                                             SHARES          OUTSTANDING        AMOUNT
                                        ----------------    --------------    ----------
Three months ended June 30, 1999
     Basic...........................       $ (143.8)            145.3
     Effect of dilutive stock
     options.........................        --                    1.8
                                        ----------------    --------------
     Basic and diluted before
     extraordinary item..............       $ (143.8)            147.1          $(0.99)
     Basic and
     diluted -- extraordinary item...       $   (4.2)            147.1          $(0.03)
                                        ----------------    --------------    ----------
     Basic and diluted after
     extraordinary item..............       $ (148.0)            147.1          $(1.02)
                                        ================    ==============    ==========
Three months ended June 30, 1998
     Basic...........................       $    0.4             102.9
     Effect of dilutive stock
     options.........................        --                    2.3
     Effect of dilutive performance
     awards..........................        --                    0.4
                                        ----------------    --------------
     Basic and diluted...............       $    0.4             105.6          $--
                                        ================    ==============    ==========
Six months ended June 30, 1999
     Basic...........................       $ (155.9)            123.9
     Effect of dilutive stock
     options.........................        --                    1.1
     Effect of dilutive performance
     awards..........................        --                    0.3
                                        ----------------    --------------
     Basic and diluted before
     extraordinary item..............       $ (155.9)            125.3          $(1.26)
     Basic and
     diluted -- extraordinary item...       $   (4.2)            125.3          $(0.03)
                                        ----------------    --------------    ----------
     Basic and diluted after
     extraordinary item..............       $ (160.1)            125.3          $(1.29)
                                        ================    ==============    ==========
Six months ended June 30, 1998
     Basic...........................       $    0.1             102.8
     Effect of dilutive stock
     options.........................        --                    2.4
     Effect of dilutive performance
     awards..........................        --                    0.4
                                        ----------------    --------------
     Basic and diluted...............       $    0.1             105.6          $--
                                        ================    ==============    ==========

     The Company had 2.4 million stock options outstanding at June 30, 1998, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. The Company reported a loss for the three and six months ended June 30, 1999; therefore the potential effects of dilutive stock options and performance awards were not included in the computation of diluted earnings per share.

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

NOTE 6.  INVESTMENTS

     The Company holds marketable securities of two foreign energy companies, listed on the London Stock Exchange, accounted for using the cost method. The Company follows Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS
115"), which requires that such investments be adjusted to their fair values with a corresponding increase or decrease to stockholders' equity. In accordance with SFAS 115, investments were reduced by $6.0 million and deferred taxes were increased by $2.1 million in the second quarter to reflect the change in fair value from May 5, 1999 to June 30, 1999. The following table sets forth the fair value and cost basis (in millions):

                                             JUNE 30, 1999
                                        -----------------------
                                           FAIR         COST
                                          VALUE         BASIS
                                        ----------    ---------
Cairn Energy plc (11.7 million
shares)..............................     $ 24.0        $27.6
SOCO International plc (7.8 million
shares)..............................        5.2          7.6
                                        ----------    ---------
          Total......................     $ 29.2        $35.2
                                        ==========    =========

NOTE 7.  SEGMENT INFORMATION

     The principal business of the Company consists of the exploration, development and acquisition of oil and gas properties and the production and sale of crude oil and liquids and natural gas. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic area. The Company's reportable segments are the United States, Argentina, Indonesia, and Other International. Other International represents various exploration and development projects in China, Gabon, Brazil and other international arenas. The prior quarter's segment information has been restated to present the Company's four reportable segments.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources based principally on operating income or loss.

     The table below presents information about the reported segments for the three and six months ended June 30, 1999 and 1998. Other reconciling items include other corporate income and expenses, hedging activities and overhead costs not allocated to specific geographic areas. Asset information by reportable segment is not presented because such information is not a factor used by management to evaluate the performance of the segments.

                                                      DEPLETION,
                                                    DEPRECIATION,
                                                     AMORTIZATION     (LOSS) GAIN                     EARNINGS (LOSS)
                                         TOTAL           AND          ON SALE OF       OPERATING          BEFORE
                                        REVENUES      IMPAIRMENT        ASSETS       INCOME (LOSS)     INCOME TAXES
                                        --------    --------------    -----------    -------------    ---------------
         THREE MONTHS ENDED
           JUNE 30, 1999:
United States........................    $ 78.5         $228.9           $ 0.1          $(177.5)          $(177.5)
Argentina............................       9.8            4.4           --                 1.4               1.4
Indonesia............................      22.3            4.2           --                 9.9               9.9
Other International..................       3.5            1.7           --                (3.2)             (3.2)
Other reconciling items..............      (1.7)           1.3           --               (29.6)            (38.8)
                                        --------    --------------    -----------    -------------    ---------------
     Total Consolidated..............    $112.4         $240.5           $ 0.1          $(199.0)          $(208.2)
                                        ========    ==============    ===========    =============    ===============

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                      DEPLETION,
                                                    DEPRECIATION,
                                                     AMORTIZATION     (LOSS) GAIN                     EARNINGS (LOSS)
         THREE MONTHS ENDED              TOTAL           AND          ON SALE OF       OPERATING          BEFORE
           JUNE 30, 1998:               REVENUES      IMPAIRMENT        ASSETS       INCOME (LOSS)     INCOME TAXES
                                        --------    --------------    -----------    -------------    ---------------
United States........................    $ 51.4         $ 22.7           $(1.2)         $   5.4           $   5.4
Argentina............................       8.8            3.4           --                 1.5               1.5
Indonesia............................      14.9            5.3           --                 3.4               3.4
Other International..................       2.0            0.7           --                (2.9)             (2.9)
Other reconciling items..............       0.7            1.3           --                (6.6)             (9.1)
                                        --------    --------------    -----------    -------------    ---------------
     Total Consolidated..............    $ 77.8         $ 33.4           $(1.2)         $   0.8           $  (1.7)
                                        ========    ==============    ===========    =============    ===============
          SIX MONTHS ENDED
           JUNE 30, 1999:
United States........................    $119.5         $249.3           $(0.2)         $(177.0)          $(177.0)
Argentina............................      17.2            8.6           --                 0.5               0.5
Indonesia............................      39.1            8.5           --                13.2              13.2
Other International..................       6.6            3.2           --                (9.4)             (9.4)
Other reconciling items..............      (1.8)           2.8           --               (38.5)            (52.8)
                                        --------    --------------    -----------    -------------    ---------------
     Total Consolidated..............    $180.6         $272.4           $(0.2)         $(211.2)          $(225.5)
                                        ========    ==============    ===========    =============    ===============

          SIX MONTHS ENDED
           JUNE 30, 1998:
United States........................    $102.4         $ 43.4           $(1.2)         $  14.7           $  14.7
Argentina............................      17.9            6.6           --                 2.9               2.9
Indonesia............................      22.3            7.7           --                 3.2               3.2
Other International..................       3.2            1.3           --               (12.2)            (12.2)
Other reconciling items..............       0.8            2.5           --               (13.1)            (15.5)
                                        --------    --------------    -----------    -------------    ---------------
     Total Consolidated..............    $146.6         $ 61.5           $(1.2)         $  (4.5)          $  (6.9)
                                        ========    ==============    ===========    =============    ===============

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

     Crude oil sales hedges resulted in a decrease in revenues of $0.2 million for the three and six months ended June 30, 1999, compared with an increase of $0.9 million and $1.1 million for the three and six months ended June 30, 1998.

     At June 30, 1999, the Company had open crude oil sales hedges on 6,000 barrels per day through July 1999. The instruments used have an average floor of $16.50 per barrel and an average ceiling of $18.81 per barrel. The Company recognized a $0.2 million loss with respect to such hedges in July, 1999.

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The Company has a long-term gas swap agreement that was entered into by Snyder in 1994 to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu's per day through 2004. In addition to the long-term gas swap, the Company had open natural gas sales hedges at June 30, 1999 on an average of approximately 50,000 MMbtu per day of its natural gas production for the period July through September 1999 at an approximate price of $2.12 per MMBtu. The long-term gas swap agreement and natural gas sales hedges resulted in a decrease in revenues of $1.1 million in the second quarter of 1999. The Company had no natural gas hedges in 1998. The Company recognized a $0.2 million loss with respect to the swap agreement and hedges in July, 1999.

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

NOTE 9.  SUBSEQUENT EVENTS

     On August 10, 1999, the Company acquired working interests in four Shell Deepwater Development, Inc. ("Shell") Gulf of Mexico discoveries, as well as unexplored acreage on some adjacent blocks for $210 million. Under terms of the purchase, Santa Fe Snyder acquired portions of Shell's working interests in the Macaroni Field located in the Auger Basin in Garden Banks and the Angus complex located near the Bullwinkle, Troika and Brutus fields in Green Canyon. Shell will retain a majority working interest and continue as operator. Both the Macaroni and Angus areas are currently in development, and production is expected to begin from both later in 1999. Santa Fe Snyder's interests will range from 15 percent to 49 percent.

     In August 1999, the Company completed a $114.6 million equity offering of Santa Fe Snyder common stock (12.65 million shares) receiving $108.3 million after deducting the underwriting discount. In addition, the Company entered into a forward sale of crude oil and received a prepayment of approximately $100 million. The net proceeds of these transactions were utilized to fund the Shell acquisition.

     On July 22, 1999 the Company acquired an additional interest in the Anton Irish Unit in West Texas from Phillips Petroleum for $11.0 million. The transaction increases the Company's interest to 29.5 percent in the unit and adds approximately 5 million barrels of proved reserves.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER

     Santa Fe Snyder is an independent oil and gas company engaged in the production, development, acquisition and exploration of oil and gas properties in the United States, Southeast Asia, South America and West Africa. Santa Fe Snyder was formed by the merger on May 5, 1999 of Snyder Oil Corporation into Santa Fe Energy Resources, Inc. The merger was accounted for as a purchase business combination, and the results of operations of the properties acquired (the "Snyder properties") are included in Santa Fe Snyder's results of operations effective May 1, 1999. See Note 2 to the Consolidated Financial Statements. The Snyder properties are located primarily in the Rocky Mountains, Gulf of Mexico and northern Louisiana. The estimated proved reserves at year-end 1998 associated with these properties was 100.3 million barrels of oil equivalent of which 83% was natural gas.

FINANCIAL PERFORMANCE

     The Company reported net income of $2.8 million, or $0.02 per share, for the three months ended June 30, 1999 before recognition of $150.8 million of non-recurring charges, net of tax, related to the merger. The non-recurring charges were property impairments, merger related costs and debt extinguishment costs in the amount of $135.0, $11.6 and $4.2 million, respectively, net of tax. Including these charges, the Company reported a net loss of $148.0 million, or $1.02 per share, compared with earnings of $0.4 million, or break even earnings per share, in the second quarter of 1998.

     For the six months ended June 30, 1999, the Company reported a net loss of $160.1 million or $1.29 per share, compared with net income of $0.1 million or break even earnings per share for the comparable period of 1998, primarily due to the non-recurring charges.

RESULTS OF OPERATIONS

     The following tables set forth certain financial and operating data for the periods presented:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
REVENUES (IN MILLIONS)
  Crude oil and liquids..............  $    63.4  $    45.7  $   106.5  $    85.5
  Natural gas........................       48.5       31.9       73.3       60.7
  Other..............................        0.5        0.2        0.8        0.4
                                       ---------  ---------  ---------  ---------
                                       $   112.4  $    77.8  $   180.6  $   146.6
                                       =========  =========  =========  =========
CRUDE OIL AND LIQUIDS VOLUMES
(MBBLS/DAY)
  Domestic...........................       23.8       21.5       22.7       21.5
  Argentina..........................        5.0        5.5        5.0        5.5
  Indonesia..........................       15.5       13.0       15.7       10.0
  Gabon..............................        2.7        1.9        2.7        1.4
                                       ---------  ---------  ---------  ---------
                                            47.0       41.9       46.1       38.4
                                       =========  =========  =========  =========
AVERAGE CRUDE OIL AND LIQUIDS PRICE
($/BBL)
  Unhedged
     Domestic........................  $   14.73  $   11.70  $   12.59  $   12.46
     Argentina.......................      14.90      11.03      12.52      11.74
     Indonesia.......................      15.87      12.56      13.71      12.33
     Gabon...........................      14.41      12.12      13.78      12.42
          Total......................      15.11      11.90      13.03      12.32
  Hedged.............................      15.06      12.12      13.01      12.48
NATURAL GAS VOLUMES (MMCF/DAY)
  Domestic...........................      255.1      156.8      205.3      154.1
  Argentina..........................       25.7       26.0       25.8       25.7
  Indonesia..........................        0.2        0.4        0.2        0.3
                                       ---------  ---------  ---------  ---------
                                           281.0      183.2      231.3      180.1
                                       =========  =========  =========  =========
AVERAGE NATURAL GAS PRICE ($/MCF)
  Unhedged
     Domestic........................  $    2.03  $    2.10  $    1.89  $    2.07
     Argentina.......................       1.27       1.34       1.24       1.29
     Indonesia.......................       0.97       1.04       0.97       1.03
          Total......................       1.96       1.99       1.82       1.96
  Hedged.............................       1.92       1.99       1.79       1.96

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
Costs and Expenses per BOE
Production and operating (a).........  $    3.62  $    3.97  $    3.87  $    4.15
Exploration, including dry hole
costs................................       1.09       1.11       1.34       1.58
Depletion, depreciation and
amortization.........................       5.17       5.06       4.96       4.96
General and administrative...........       0.89       0.70       0.85       0.73
Taxes other than income (b)..........       0.72       0.65       0.63       0.68
Interest expense, net (c)............       1.07       0.47(d)    0.93       0.39(d)
                                       ---------  ---------  ---------  ---------
          Total costs and expenses...  $   12.56  $   11.96  $   12.58  $   12.49
                                       =========  =========  =========  =========

------------

a) Excludes related production, severance and ad valorem taxes.

b) Includes related production, severance and ad valorem taxes.

c) Reflects interest expense less amounts capitalized and interest income.

d) Excludes effect of $0.7 million ($0.04 per BOE) for the three months ended June 30, 1998 and $2.6 million ($0.05 per BOE) for the six months ended June 30, 1998, of interest income on an income tax refund.

GENERAL

     As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. Crude oil prices are subject to significant changes primarily in response to fluctuations in the domestic and world supply and demand. For the twelve months ended June 30, 1999 the actual average crude oil and liquids sales price received by the Company ranged from a high of $15.06 per barrel in the second quarter of 1999 to a low of $10.32 per barrel in the fourth quarter of 1998. Based on operating results for the first six months of 1999, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales price would result in a corresponding $11.6 million change in net income and a $14.4 million change in cash flow from operating activities. The price of domestic natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price received by the Company for the twelve months ended June 30, 1999 for its domestic natural gas ranged from a high of $1.92 per Mcf in the second quarter of 1999 to a low of $1.59 per Mcf in the first quarter of 1999. Based on operating results for two months of combined Santa Fe and Snyder operations since the merger, the Company estimates that on an annualized basis a $0.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $7.4 million change in net income and a $11.0 million change in cash flow from operating activities. The foregoing estimates do not give effect to change in any other factors, such as the effect of the Company's hedging program, its debt levels and related interest expense or the level of capital expenditures, that might result from a change in crude oil and natural gas prices.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

     OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations increased 44% to $111.9 million for the three months ended June 30, 1999 from $77.6 million for the same period in 1998. The increase in revenue was due to gas production from the Snyder properties, international oil production growth and increased oil prices. The Company's crude oil and liquids production increased 12% in the second quarter of 1999 to 47.0 MBbls per day from 41.9 MBbls per day for the same period in 1998. The increase in oil production was driven by new wells at the Mudi field in Indonesia, the ramp up of production at the Tchatamba field in Gabon and production from the Snyder properties. Natural gas production of 281.0 MMcf per day in the second quarter of 1999 increased
97.8 MMcf per day from the same period in 1998 principally due to production from the Snyder properties. The Company's realized crude oil price for the three months ended June 30, 1999 increased 24% to $15.06 per barrel from the average realized oil price of $12.12 per barrel for the same period in 1998. Realized natural gas prices for the three months ended June 30, 1999 averaged $1.92 per Mcf, compared with an average of $1.99 per Mcf for the same period in 1998.

     COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization increased $4.7 million and $10.7 million, respectively, for the three months ended June 30, 1999 from the same period in 1998, primarily due to increased crude oil and natural gas production from the Snyder properties. Exploration expense for the three months ended June 30, 1999 increased to $9.4 million from $7.3 million for the same period in 1998, due primarily to costs associated with seismic programs in the Gulf of Mexico and Brazil. General and administrative expense for the second quarter of 1999 was $3.0 million higher compared to the same period in 1998 due to incremental labor and other overhead costs associated with the merger. Taxes other than income increased to $6.1 million in the second quarter of 1999 primarily due to increased severance taxes resulting from increased production and higher realized prices. Merger related expenses of $16.8 million in the second quarter of 1999 included $1.9 million of severance and relocation costs related to Santa Fe employees and $9.6 million of costs related to the acceleration of certain compensation plans and other benefits. In the second quarter of 1999, the Company recorded a pre-tax impairment charge of $196.4 million pursuant to the provisions of SFAS 121. See Note 2 to the Consolidated Financial Statements.

     Interest expense for the second quarter of 1999 increased by $5.4 million compared to the same period in 1998, reflecting debt assumed as a result of the merger with Snyder and the Company's increased borrowings. Income taxes for the three months ended June 30, 1998 included a $1.7 million benefit due to the resolution of prior year tax matters.

     The Company recorded an extraordinary loss of $4.2 million, net of taxes in the three months ended June 30, 1999. The extraordinary loss included the write-off of certain debt issue costs of the 11% Senior Subordinated Debentures and Credit Facility and prepayment penalties pertaining to the retirement of the 11% Senior Subordinated Debentures, net of related tax benefits.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

     OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations increased to $179.8 million for the six months ended June 30, 1999 from $146.2 million for the same period in 1998, due to increased gas production from the Snyder properties and international oil production growth. The Company's crude oil and liquids production increased by approximately 20% in the first six months of 1999 to 46.1 MBbls per day from 38.4 MBbls per day for the same period in 1998, primarily due to increased production in Indonesia and Gabon combined with production from the Snyder properties. Natural gas production increased in the first six months of 1999 to 231.3 MMcf per day compared with 180.1 MMcf per day for the same period in 1998 primarily due to production from the Snyder properties and from new wells in the Gulf of Mexico. The Company's realized crude oil prices for the six months ended June 30, 1999 averaged $13.01 per barrel, compared with an average realized oil price of $12.48 per barrel, for the same period in 1998. Realized natural gas prices for the six months ended June 30, 1999 averaged $1.79 per Mcf, compared with an average of $1.96 per Mcf for the same period in 1998.

     COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization expense increased $7.7 million and $14.5 million, respectively, for the six months ended June 30, 1999 compared with the same period in 1998, due to increased crude oil and natural gas production, as noted above. General and administrative expense for the six months ended June 30, 1999 was $4.0 million higher compared to the same period in 1998 due to incremental labor and other overhead costs associated with the merger. Taxes other than income increased to $9.6 million in the second quarter of 1999 primarily due to higher severance taxes resulting from increased production and prices.

     Interest income for the six months ended June 30, 1998 included a $2.6 million benefit related to an income tax refund. Interest expense for the first six months of 1999 increased by $8.4 million compared with the same period in 1998, reflecting an increase in borrowings between the comparative periods and the assumption of debt as a result of the merger with Snyder. Income taxes for the six months ended June 30, 1998 included a $2.4 million benefit related to the previously discussed income tax refund and a $1.7 million benefit due to the resolution of prior year tax matters.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURES. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties. The Company spent $130.8 million for capital expenditures in the six months ended June 30, 1999, including $1.9 million for acquisitions, and expects to spend approximately $350.0 million in the second half of 1999 which includes $210 million related to the acquisition of certain Gulf of Mexico deepwater properties from Shell Deepwater Development, Inc. in the third quarter of 1999. This acquisition was funded with proceeds from the issuance of common stock and a forward sale of crude oil as described below. Because the actual amounts expended in the future for capital expenditures will be influenced by numerous factors, some of which are beyond the Company's control, no assurances can be given as to the amount that will actually be expended during the year.

     CAPITAL RESOURCES. The Company's principal capital resources for the six months ended June 30, 1999 consisted of cash flow from operating activities of $50.7 million, $67.5 million in borrowings under the Credit Facility and approximately $20.0 million of proceeds from the issuance of the Senior Notes in excess of the amount used to retire the 11% Senior Subordinated Debentures. At June 30, 1999, the Company had $640.9 million in borrowings outstanding, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amount on a long-term basis. The Company had two letters of credit outstanding under the Credit Facility at June 30, 1999 for $21.4 million and one letter of credit outside the Credit Facility for $1.8 million.

     Concurrently with the closing of the merger on May 5, 1999, the Company entered into a new $500 million credit facility (the "Credit Facility"). The Credit Facility consists of a $350 million five-year tranche and a renewable $150 million 364 day tranche. The Credit Facility bears interest, at the Company's option, at LIBOR or prime rates plus applicable margins dependent upon the Company's credit rating and ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization, exploration charges and non-cash impairments ("EBITDAX"). Borrowings under the Credit Facility are unsecured but are subject to compliance with certain covenants including limitations on the incurrence of additional debt, payment of dividends and other restricted payments and limitations on liens. Financing fees of approximately $2.1 million were incurred related to the Credit Facility.

     In June 1999, the Company issued $125 million of 8.05% Senior Notes due 2004 (the "Notes") for 98.758% of face value and received $121.6 million after deducting related costs and expenses of $1.9 million. In connection with the Notes offering, the Company executed two forward treasury lock agreements (the "Treasury Locks") to mitigate interest rate risk during the issuance of the Notes. Upon the issuance of the Notes, the Treasury Locks were terminated resulting in proceeds to the Company of $3.1 million. The net proceeds of the Notes offering were used to retire the existing $100 million 11% Senior Subordinated Debentures and to pay $5.5 million in accrued interest and prepayment penalties upon retirement of such debt.

     In August 1999, the Company acquired working interests in four Shell Deepwater Development, Inc. Gulf of Mexico discoveries, as well as unexplored acreage on some adjacent blocks for $210 million. The acquisition was funded with proceeds from the completion of a $114.6 million equity offering of Santa Fe Snyder common stock ($108.3 million after deducting underwriting discounts) and the receipt of a prepayment of approximately $100 million related to the forward sale of crude oil.

     The Credit Facility and the Indenture for the Subordinated Notes include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at June 30, 1999 the Company could incur approximately $141.0 million of additional indebtedness.

     In addition to the Credit Facility, the Company also has short-term uncommitted lines of credit totalling $36.7 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Facility when compared to the prime rate, which would be required for short-term (less than 30 days) borrowings. At June 30, 1999, the

Company had $12.4 million in borrowings outstanding under these facilities, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amount on a long-term basis.

     The Company has historically funded its operations and exploration and development capital spending programs with cash flow from operations and borrowings under bank credit facilities and funded acquisitions with cash flow from operations, bank debt, public debt, equity offerings and forward sales of production. The Company believes that cash flow from operations and the borrowing availability under the Credit Facility and from other capital markets will be sufficient to meet its anticipated capital requirements for 1999.

YEAR 2000

     Many computer systems have been built using software that processes transactions using two digits to represent the year. This type of software will generally require modifications to function properly with dates after December 31, 1999 (or, to become "Y2K Compliant"). The same issue may apply to microprocessors embedded in machinery and equipment, such as gas compressors and pipeline meters. The impact of failing to identify those computer systems (operated by the Company or its business partners) that are not Y2K compliant and correct the problem could be significant to the Company's ability to operate and report results, as well as potentially expose the Company to third-party liability.

     The Company has formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk associated with hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on third party trading partners. The project phases, expected completion dates and percentage complete are as follows:

                 PHASE                      COMPLETION DATE    PERCENT COMPLETE
----------------------------------------   -----------------   ----------------
Organization............................       complete             100%
Assessment..............................       complete             100%
Implementation/Replacement..............   October 31, 1999          85%
Contingency Planning....................    August 31, 1999          95%

     The Company has contacted all significant customers, transporters, partners and suppliers and is in the process of evaluating responses received to determine if further action is necessary.

     The Year 2000 Task Force is on schedule and the Company believes the total related costs will be approximately $2.0 million, funded by cash from operations or borrowings on the Credit Facility, when completed in 1999. Through June 30, 1999 the Company has spent $0.8 million for identifying, remediating and testing systems for Year 2000 related problems. The project costs and timetable for Y2K compliance are based on management's best estimates. In developing these estimates, assumptions were made regarding future events including, among other things, the availability of certain resources and the continued cooperation of the Company's customers and suppliers. Actual costs and timing may differ from management's estimate due to unexpected difficulties in locating and correcting relevant computer code and other factors.

     To date, the Company is not aware of any significant Year 2000 issues that would cause problems in the area of safety, environmental or business interruption. The Company recognizes that, notwithstanding the efforts described above, the Company could experience disruptions to its operations or administrative functions, including from non-compliant systems utilized by governmental and business entities.

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

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     The Company is exposed to market risk, which includes adverse changes in commodity prices, interest rates and foreign currency as discussed below.

     COMMODITY PRICE RISK. The Company produces and sells crude oil, liquids and natural gas. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market factors. The Company makes a limited use of hedging agreements at times to reduce its exposure to declines in market prices. The Company uses the hedge method of accounting for these instruments and, as a result, gains and losses on commodity futures contracts are generally offset by similar changes in the realized prices of the commodities. At June 30, 1999, the Company had open crude oil and natural gas sales hedges. See Note 8 to the Consolidated Financial Statements for further discussion on hedging activities.

     INTEREST RATE RISK. The Company's exposure to changes in interest rates primarily results from its debt with both fixed and floating interest rates. Currently, the Company has no outstanding interest rate swaps.

     EQUITY PRICE RISK AND FOREIGN CURRENCY RISK. The Company has investments in two international exploration and production companies, Cairn Energy plc ("Cairn") and SOCO International plc ("SOCI plc"), which are both listed on the London Stock Exchange. The value of these investments is subject to the risk of fluctuations in their stock prices as well as fluctuations in the British pound, the currency in which they trade. The Company owns 11.7 million shares of Cairn and 7.8 million shares of SOCI plc and the book and fair market value of the investments was $29.2 million at June 30, 1999.

FORWARD-LOOKING STATEMENTS

     Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipates," "expects," "believes," "seeks," "goals," "intends" or
"projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration and development risks, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political and litigation risks, uncertainties associated with the Year 2000 issue, and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                          PART II.  OTHER INFORMATION

ITEMS 1, 2, 3 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of Stockholders held on May 5, 1999, the following proposals were approved:

                                        AFFIRMATIVE     NEGATIVE       VOTES
                                           VOTES          VOTES      WITHHELD
                                        ------------    ---------    ---------
1.  Approve and adopt the Agreement
    and Plan of Merger, dated as of
    January 13, 1999, between Snyder
    Oil Corporation and the Company,
    with the Company surviving the
    merger, including the issuance of
    shares of the Company's common
    stock in the merger..............     80,011,500      553,884      175,045
2.  Approve, contingent upon the
    passing of Proposal 1, the change
    in the Company's name to "Santa
    Fe Snyder Corporation"..........     79,646,065      870,106      224,258
3.  Approve, contingent upon the
    passing of Proposal 1, the
    increase in the authorized shares
    of capital stock to 350,000,000
    shares...........................     77,546,849    2,905,882      287,698
4.  Subject to the completion of the
    merger, election to the Board of
    Directors of the Company the
    following individuals:
   James E. McCormick................     79,735,375       --        1,005,054
      (Term expires at annual meeting
      of stockholders in 1999)
   Harold R. Logan, Jr...............     79,744,935       --          995,494
      (Term expires at annual meeting
      of stockholders in 2000)
   Edward T. Story...................     79,722,944       --        1,017,485
      (Term expires at annual meeting
      of stockholders in 2000)
   John A. Hill......................     79,745,446       --          994,983
      (Term expires at annual meeting
      of stockholders in 2001)
   John C. Snyder....................     79,732,901       --        1,007,528
      (Term expires at annual meeting
      of stockholders in 2001)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit

    EXHIBIT
    NUMBER                  DESCRIPTION
----------------------------------------------------
 *3(a)*    --  Bylaws, as amended May 5, 1999.
 *3(b)     --  Bylaws, as amended June 30, 1999.
*10(a)     --  Credit Agreement dated as of May 5,
               1999 among Santa Fe Snyder Corp., the
               banks signatory thereto, and Chase
               Bank of Texas, N.A. as Administrative
               Agent; Bank of America National Trust
               and Savings Association as
               Syndication Agent; Wells Fargo Bank
               (Texas), N.A. as Documentation Agent;
               Bank One, Texas, N.A. as Managing
               Agent; ABN AMRO Bank N.V., Credit
               Lyonnais New York Branch and Salomon
               Brothers Holding Company Inc. as
               Co-Agents.
*10(b)     --  364-Day Credit Agreement dated as of
               May 5, 1999 among Santa Fe Snyder
               Corp., the banks signatory thereto,
               and Chase Bank of Texas, N.A. as
               Administrative Agent; Bank of America
               National Trust and Savings
               Association as Syndication Agent;
               Wells Fargo Bank (Texas), N.A. as
               Documentation Agent; Bank One, Texas,
               N.A. as Managing Agent; ABN AMRO Bank
               N.V., Credit Lyonnais New York Branch
               and Salomon Brothers Holding Company
               Inc. as Co-Agents.
*27        --  Financial Data Schedule.

------------

* Filed herewith

(b)  Reports on Form 8-K

     On May 6, 1999, the Company filed a Current Report on Form 8-K with respect to the merger. The item reported in such Current Report was Item 5 (Other Events). On May 25, 1999, the Company filed an amendment to Form 8-K on Form 8-K/A with respect to the merger. The items reported in such Current Report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits). On June 15, 1999, the Company filed a Current Report with respect to the issuance of $125 million 8.05% Senior Notes. The items reported in Current Report were Item 5 (Other Events) and
     Item 7 (Financial Statements and Exhibits). On July 8, 1999, the Company filed a Current Report with respect to Snyder Oil Corporation's first quarter financial statements. The item reported in such Current Report was
     Item 7 (Financial Statements and Exhibits). On July 23, 1999, the Company filed a Current Report with respect to the announcement of the Shell acquisition. The item reported in such Current Report was Item 7 (Financial Statements and Exhibits). On August 9, 1999, the Company filed a Current Report on Form 8-K with respect to the issuance of common stock. The item reported in such Current Report was Item 5 (Other Events).

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                        SANTA FE SNYDER CORPORATION
                                                       (REGISTRANT)

                                                /s/  MARK A. JACKSON
                                                    MARK A. JACKSON
                                              EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER AND
                                                DULY AUTHORIZED OFFICER)

Date:  August 16, 1998