Form 10-Q
period 1999-09-30
SANTA FE SNYDER CORP
filed 1999-11-12
CIK 86772

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-7667

                            ------------------------

                          SANTA FE SNYDER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                              36-2722169
 (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
     OF INCORPORATION OR                      IDENTIFICATION NO.)
        ORGANIZATION)

   840 GESSNER, SUITE 1400
        HOUSTON, TEXAS                             77024
    (ADDRESS OF PRINCIPAL                        (ZIP CODE)
       EXECUTIVE OFFICES)

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

     Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                          OUTSTANDING AS OF NOVEMBER 12, 1999
 Common stock, $.01 par value                           184,415,316

================================================================================

                          SANTA FE SNYDER CORPORATION
                               TABLE OF CONTENTS


                                                PAGE
                                                ----

       PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Statement of Operations
          (unaudited) --
          Three Months Ended September 30,
          1999 and 1998 and
          Nine Months Ended September 30,
          1999 and 1998......................     3

        Consolidated Balance Sheet --
          September 30, 1999 (unaudited) and
          December 31, 1998..................     4

        Consolidated Statement of Cash Flows
          (unaudited) --
          Three Months Ended September 30,
          1999 and 1998 and
          Nine Months Ended September 30,
          1999 and 1998......................     5

        Notes to Consolidated Financial
          Statements.........................     6

        Management's Discussion and Analysis
          of Financial
          Condition and Results of
ITEM 2.   Operations.........................    13

        Quantitative and Qualitative
ITEM 3.   Disclosures about Market Risks.....    20


         PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.....    21

                          SANTA FE SNYDER CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          --------------------  --------------------
                                            1999       1998       1999       1998
                                          ---------  ---------  ---------  ---------
Revenues:
     Sales of crude oil and liquids.....  $    87.8  $    45.6  $   194.3  $   131.1
     Sales of natural gas...............       69.1       30.3      142.4       91.0
     Other..............................         .2     --            1.0         .4
                                          ---------  ---------  ---------  ---------
          Total revenues................      157.1       75.9      337.7      222.5
                                          ---------  ---------  ---------  ---------
Costs and expenses:
     Production and operating...........       35.7       29.8       94.9       81.3
     Exploration, including dry hole
       costs............................       14.6       23.7       35.2       43.2
     Depletion, depreciation and
       amortization.....................       51.4       37.1      127.4       98.6
     Impairment of oil and gas
       properties.......................     --         --          196.4     --
     General and administrative.........        6.5        5.1       19.5       14.1
     Taxes other than income............        8.2        3.9       17.8       12.3
     Merger related costs...............     --         --           16.8     --
     Loss on disposition of assets......         .6         .2         .8        1.4
                                          ---------  ---------  ---------  ---------
          Total costs and expenses......      117.0       99.8      508.8      250.9
                                          ---------  ---------  ---------  ---------
Income (loss) from operations...........       40.1      (23.9)    (171.1)     (28.4)
     Interest income....................        (.3)        .4         .4        3.6
     Interest expense...................      (13.1)      (6.1)     (30.6)     (15.2)
     Interest capitalized...............        1.8        2.0        4.4        5.6
     Other expense......................        (.1)       (.1)       (.2)       (.2)
                                          ---------  ---------  ---------  ---------
Income (loss) before income taxes and
  extraordinary item....................       28.4      (27.7)    (197.1)     (34.6)
     Current income tax (expense)
       benefit..........................        3.5       (1.0)       3.4        4.4
     Deferred income tax (expense)
       benefit..........................      (15.5)      10.9       54.2       12.5
                                          ---------  ---------  ---------  ---------
Income (loss) before extraordinary
  item..................................       16.4      (17.8)    (139.5)     (17.7)
     Extraordinary item -- debt
       extinguishment...................     --         --           (4.2)    --
                                          ---------  ---------  ---------  ---------
Net income (loss).......................  $    16.4  $   (17.8) $  (143.7) $   (17.7)
                                          =========  =========  =========  =========
Net income (loss) per common share,
  basic and diluted
     Before extraordinary item..........  $     .09  $    (.17) $    (.98) $    (.17)
     Extraordinary item -- debt
       extinguishment...................     --         --           (.03)    --
                                          ---------  ---------  ---------  ---------
     Per common share...................  $     .09  $    (.17) $   (1.01) $    (.17)
                                          =========  =========  =========  =========
Weighted average number of shares
  outstanding:
     Basic..............................      178.8      102.6      142.4      102.7
     Diluted............................      182.1      102.6      142.4      102.7

  The accompanying notes are an integral part of these consolidated financial statements.

                          SANTA FE SNYDER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                        SEPTEMBER 30,    DECEMBER 31,
                                            1999             1998
                                        -------------    -------------
               ASSETS                    (UNAUDITED)
Current Assets:
  Cash and cash equivalents..........     $    30.7        $    12.1
  Accounts receivable, net...........          91.0             53.2
  Inventories........................          22.0             19.0
  Other current assets...............          39.8             31.7
                                        -------------    -------------
          Total Current Assets.......         183.5            116.0
                                        -------------    -------------
Investments..........................          32.0          --
                                        -------------    -------------
Properties and equipment, at cost:
  Oil and gas (successful efforts
     method of accounting)...........       3,022.2          1,942.1
  Other..............................          61.3             34.9
                                        -------------    -------------
                                            3,083.5          1,977.0
  Accumulated depletion,
     depreciation, amortization and
     impairments.....................      (1,520.4)        (1,258.7)
                                        -------------    -------------
     Net property and equipment......       1,563.1            718.3
                                        -------------    -------------
Other Assets:
  Deferred income taxes..............       --                  13.5
  Other..............................          28.9             11.2
                                        -------------    -------------
          Total Other Assets.........          28.9             24.7
                                        -------------    -------------
Total Assets.........................     $ 1,807.5        $   859.0
                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable...................     $   100.8        $   123.3
  Other current liabilities..........          55.2             15.9
                                        -------------    -------------
          Total Current Liabilities           156.0            139.2
                                        -------------    -------------
Long-term debt.......................         687.5            330.6
Deferred revenues....................         113.0              3.6
Other long-term obligations..........          54.4             37.2
Deferred income taxes................          65.2          --
Commitments and Contingencies (See
  Note 8)
Shareholders' Equity:
  Preferred stock, $.01 par value,
     50.1 and 38.1 shares authorized,
     respectively, none issued and
     outstanding.....................       --               --
  Common stock, $.01 par value, 300.0
     and 200.0 shares authorized,
     184.4 and 103.0 shares issued
     and outstanding, respectively...           1.8              1.0
  Paid-in capital....................       1,247.4            728.2
  Accumulated deficit................        (517.2)          (372.5)
  Treasury stock, at cost, .02 shares
     and .8 shares, respectively.....           (.3)            (6.8)
  Unamortized restricted stock
     awards..........................       --                  (1.5)
  Accumulated other comprehensive
     loss............................           (.3)         --
                                        -------------    -------------
          Total Shareholders'
              Equity.................         731.4            348.4
                                        -------------    -------------
Total Liabilities and Shareholders'
  Equity.............................     $ 1,807.5        $   859.0
                                        =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          SANTA FE SNYDER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
Operating activities:
  Net income (loss)..................  $    16.4  $   (17.8) $  (143.7) $   (17.7)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depletion, depreciation and
       amortization..................       51.4       37.1      127.4       98.6
     Impairment of oil and gas
       properties....................     --         --          196.4     --
     Deferred income taxes...........       15.5      (10.9)     (56.5)     (12.5)
     Loss on disposition of assets...         .6         .2         .8        1.4
     Exploratory dry hole costs......        6.0       12.5       12.3       19.7
     Other...........................         .4         .8        4.4        2.7
  Changes in operating assets and
     liabilities:
     Decrease (increase) in accounts
       receivable....................      (17.9)       8.9      (22.4)      13.5
     Increase in inventories.........     --           (2.4)      (2.0)      (6.2)
     Decrease in accounts payable....       (5.4)      (5.0)      (4.2)     (15.2)
     Forward crude oil sale..........       99.3     --           99.3     --
     Net change in other assets and
       liabilities...................      (14.1)       3.8      (10.4)       6.0
                                       ---------  ---------  ---------  ---------
  Net cash provided by operating
     activities......................      152.2       27.2      201.4       90.3
                                       ---------  ---------  ---------  ---------
Investing activities:
  Capital expenditures, including
     exploratory dry hole costs......      (49.8)     (41.6)    (178.7)    (159.7)
  Acquisition of oil and gas
     properties......................     (259.9)        .1     (260.3)     (99.9)
  Acquisition of Snyder Oil
     Corporation.....................     --         --           (1.5)    --
  Net proceeds from disposition of
     assets..........................        6.6     --            7.0        1.8
                                       ---------  ---------  ---------  ---------
  Net cash used in investing
     activities......................     (303.1)     (41.5)    (433.5)    (257.8)
                                       ---------  ---------  ---------  ---------
Financing activities:
  Net change in long-term lines of
     credit..........................       46.5       18.6      114.0      184.5
  Issuance of Senior Notes...........     --         --          123.4     --
  Retirement of 11% Subordinated
     Debentures......................     --         --         (100.0)    --
  Common stock issued................      108.0     --          108.0     --
  Treasury stock reissued............        5.5         .1        5.9        1.6
  Treasury stock purchased...........        (.1)      (4.4)       (.6)     (10.4)
                                       ---------  ---------  ---------  ---------
  Net cash provided by financing
     activities......................      159.9       14.3      250.7      175.7
                                       ---------  ---------  ---------  ---------
Net increase in cash and cash
  equivalents........................        9.0     --           18.6        8.2
Cash and cash equivalents at
  beginning of period................       21.7       13.8       12.1        5.6
                                       ---------  ---------  ---------  ---------
Cash and cash equivalents at end of
  period.............................  $    30.7  $    13.8  $    30.7  $    13.8
                                       =========  =========  =========  =========
Supplemental disclosure of cash flow
  information:
  Interest paid......................  $     6.0  $     3.8  $    28.8  $    11.6
  Income taxes paid..................  $     1.2  $     1.3  $     3.5  $     4.6

  The accompanying notes an are integral part of these consolidated financial statements.

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements at September 30, 1999 and for the three and nine months then ended are unaudited and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Santa Fe Snyder Corporation ("Santa Fe Snyder" or the "Company") for the interim periods. Santa Fe Snyder was formed by the merger of Snyder Oil Corporation ("Snyder") into Santa Fe Energy Resources, Inc. ("Santa Fe") on May 5, 1999 (the "merger").

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Annual Reports on Form 10-K/A for the year ended December 31, 1998 for Santa Fe and Snyder. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 1999. Certain amounts in prior periods have been reclassified to conform to current presentation.

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

NOTE 2.  MERGER WITH SNYDER OIL CORPORATION

     Effective May 5, 1999, Snyder, a Delaware corporation, merged with and into Santa Fe, also a Delaware corporation, pursuant to an Agreement and Plan of Merger dated January 13, 1999. In connection with the merger, Santa Fe amended its Articles of Incorporation to change its name to "Santa Fe Snyder Corporation" and converted each issued and outstanding share of common stock of Snyder, par value $.01 per share ("Snyder Common Stock") into 2.05 shares of common stock, par value $.01 per share, of Santa Fe Snyder (the "Santa Fe
Snyder Common Stock"). The exchange ratio was determined through arm's length negotiations between the parties. Santa Fe Snyder issued 68.7 million shares of Santa Fe Snyder Common Stock.

     The merger has been accounted for using the purchase method of accounting. The purchase price totaling $687.4 million (subject to purchase price adjustments) involved a combination of the issuance of $412.1 million of Santa Fe Snyder Common Stock (68.7 million shares) to Snyder shareholders, the value of certain liabilities incurred totaling $56.3 million and the fair value of the net liabilities assumed of $219.0 million. The total value allocated between the net assets of Snyder was determined based on the fair value of the Santa Fe Snyder Common Stock offered to the Snyder stockholders as increased to reflect the incremental cash expenses incurred to effect the merger.

     Other accrued merger costs of $19.4 million include those capitalizable costs incurred to consummate the transaction, consisting primarily of severance costs related to Snyder employees ($9.6 million), professional fees ($5.7 million) and the provision for certain lease obligations for duplicate or unused facilities ($2.5 million). The allocation of purchase price to specific assets and liabilities is based on certain estimates of fair values and costs, which will be adjusted to actual amounts as determined. The allocation of

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)


the purchase price resulted in $654.9 million being allocated to property, plant and equipment and $32.5 million allocated to investments. The results of Snyder's operations have been included in the consolidated financial statements effective May 1, 1999.

     In connection with the merger, the Company evaluated the recovery of its long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company determined that the estimated future undiscounted cash flows were below the carrying value of certain oil and gas properties in the United States which were written up in accordance with purchase accounting rules, resulting in an impairment of $196.4 million in the second quarter of 1999. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved with the properties and the Company's long-term outlook for future commodity prices.

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


                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
                                       (IN MILLIONS, EXCEPT
                                         PER SHARE DATA)
Revenues.............................  $   377.5  $   323.7
Net loss before extraordinary item...  $  (163.0) $   (42.3)
Net loss available to common
  shareholders.......................  $  (167.2) $   (42.3)
Basic and diluted loss per share.....  $    (.96) $    (.25)

NOTE 3.  CASH FLOWS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The merger included certain non-cash investing and financing activities not reflected in the Consolidated Statement of Cash Flows as follows (in millions of dollars):

Common stock issued..................  $   412.1
Deferred tax liability...............      135.4
Long-term debt assumed...............      219.0
Assets acquired, other than cash, net
  liabilities assumed................      768.0

NOTE 4.  FINANCING AND DEBT

     In connection with the merger, the Company assumed $175 million of Snyder's 8.75% Senior Subordinated Notes (the "Subordinated Notes") due June 15, 2007. Concurrently with the closing of the merger on May 5, 1999, the Company entered into a $500 million credit facility (the "Credit Facility"). The Credit
Facility currently consists of a $350 million five-year tranche and a renewable $150 million 364 day tranche. Pursuant to the credit agreement, the Company has the ability to increase the Credit Facility amount to $600 million, resulting in a $450 million five-year tranche. As of this filing, the Company is in the process of negotiating this increase. The Credit Facility bears interest, at the Company's option, at

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)


LIBOR or prime rates plus applicable margins dependent upon the Company's credit rating and ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization, exploration charges and non-cash impairments ("EBITDAX"). Borrowings under the Credit Facility are unsecured but are subject to compliance with certain covenants including limitations on the incurrence of additional debt, payment of dividends and other restricted payments and limitations on liens. Financing fees of approximately $2.1 million were incurred related to the Credit Facility.

     In June 1999, the Company issued $125 million of 8.05% Senior Notes due 2004 (the "Notes"). The Notes were issued for 98.758% of face value and the Company received total proceeds of $121.6 million after deducting related costs and expenses of $1.9 million. The Notes, which mature June 15, 2004, are redeemable, upon not less than thirty nor more than sixty days notice, as a whole or in part, at the option of the Company at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the applicable make-whole premium as determined by an independent investment banker and (iii) accrued and unpaid interest. The Notes are general unsecured obligations of the Company. In connection with the Notes offering, the Company executed two forward treasury lock agreements (the "Treasury Locks") to mitigate interest rate risk during the issuance of the Notes. Upon the issuance of the Notes, the Treasury Locks were terminated resulting in proceeds to the Company totaling $3.1 million which amount has been deferred and will be recognized as a component of interest expense over the life of the Notes.

     The net proceeds of the offering were used to retire the existing $100 million 11% Senior Subordinated Debentures and to pay $5.5 million in accrued interest and prepayment penalties upon retirement of such debt and the remaining $16.1 million was used for a partial repayment on credit facility borrowings.

     In connection with these financing activities, the Company recorded an extraordinary loss in the second quarter of 1999 totaling $4.2 million, net of taxes. The extraordinary loss represents the write-off of certain debt issue costs of the Senior Subordinated Debentures and Credit Facility and prepayment penalties pertaining to the retirement of the Senior Subordinated Debentures, net of related tax benefits.

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

NOTE 5.  EARNINGS PER SHARE

     The following table sets forth the components of the Company's basic and diluted earnings per share calculations (in millions, except per share data):

                                        EARNINGS (LOSS)        WEIGHTED
                                          ATTRIBUTABLE        AVERAGE OF
                                           TO COMMON        COMMON SHARES
                                             SHARES          OUTSTANDING      PER SHARE
                                        ----------------    --------------    ----------
Three Months Ended September 30, 1999
     Basic...........................       $   16.4             178.8          $  .09
     Effect of dilutive stock
       options.......................        --                    2.9           --
     Effect of dilutive performance
       awards........................        --                     .4           --
                                        ----------------    --------------    ----------
     Basic and diluted...............       $   16.4             182.1          $  .09
                                        ================    ==============    ==========
Three Months Ended September 30, 1998
     Basic and diluted...............       $  (17.8)            102.6          $ (.17)
                                        ================    ==============    ==========
Nine Months Ended September 30, 1999
     Basic and diluted before
     extraordinary item..............       $ (139.5)            142.4          $ (.98)
     Basic and
     diluted -- extraordinary item...           (4.2)            142.4            (.03)
                                        ----------------                      ----------
     Basic and diluted after
     extraordinary item..............       $ (143.7)            142.4          $(1.01)
                                        ================    ==============    ==========
Nine Months Ended September 30, 1998
     Basic and diluted...............       $  (17.7)            102.7          $ (.17)
                                        ================    ==============    ==========

     The Company had 2.6 million and 2.4 million stock options outstanding at September 30, 1999 and 1998, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. The Company reported a loss for the nine months ended September 30, 1999 and for the three and nine months ended September 30, 1998; therefore the potential effects of dilutive stock options and performance awards were not included in the computation of diluted earnings per share.

NOTE 6.  INVESTMENTS

     The Company holds marketable securities of two foreign energy companies, listed on the London Stock Exchange, accounted for using the cost method. The Company follows Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS
115"), which requires that such investments be adjusted to their fair values with a corresponding increase or decrease to stockholders' equity. In accordance with SFAS 115, investments were reduced by $.5 million and deferred taxes were increased by $.2 million to reflect the change in fair value from May 5, 1999 to September 30, 1999. The following table sets forth the fair value and cost basis (in millions):

                                        SEPTEMBER 30, 1999
                                        ------------------
                                         FAIR        COST
                                        VALUE       BASIS
                                        ------      ------
Cairn Energy plc (11.7 million
shares)..............................   $ 24.4      $ 25.5
SOCO International plc (7.8 million
shares)..............................      7.6         7.0
                                        ------      ------
          Total......................   $ 32.0      $ 32.5
                                        ======      ======

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)


     On November 10, 1999, the Company sold its investment in Cairn Energy plc for approximately $24.7 million.

NOTE 7.  SEGMENT INFORMATION

     The principal business of the Company consists of the exploration, development and acquisition of oil and gas properties and the production and sale of crude oil and liquids and natural gas. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic area. The Company's reportable segments are the United States, Argentina, Indonesia, and Other International. Other International represents various exploration and development projects in China, Gabon, Ecuador, Cote d'Ivoire and other international arenas. The prior period's segment information has been restated to present the Company's four reportable segments.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources based principally on operating income or loss.

     The table below presents information about the reported segments for the three and nine months ended September 30, 1999 and 1998. Other reconciling items include other corporate income and expenses, hedging activities and overhead costs not allocated to specific geographic areas. Asset information by reportable segment is not presented because such information is not a factor used by management to evaluate the performance of the segments.

                                                      DEPLETION,
                                                    DEPRECIATION,
                                                     AMORTIZATION        LOSS                        EARNINGS (LOSS)
                                         TOTAL           AND          ON SALE OF      OPERATING          BEFORE
                                        REVENUES      IMPAIRMENT        ASSETS      INCOME (LOSS)     INCOME TAXES
                                        --------    --------------    ----------    -------------    ---------------
                                                                       (IN MILLIONS)
         THREE MONTHS ENDED
         SEPTEMBER 30, 1999:
United States........................    $113.2         $ 38.7          $  (.6)        $  44.4           $  44.3
Argentina............................      12.7            4.5           --                4.1               3.9
Indonesia............................      29.3            5.6           --               14.3              14.1
Other International..................       3.7            1.1           --               (8.9)             (8.6)
Other reconciling items..............      (1.8)           1.5           --              (13.8)            (25.3)
                                        --------    --------------    ----------    -------------    ---------------
     Total Consolidated..............    $157.1         $ 51.4          $  (.6)        $  40.1           $  28.4
                                        ========    ==============    ==========    =============    ===============

         THREE MONTHS ENDED
         SEPTEMBER 30, 1998:
United States........................    $ 48.1         $ 26.0          $  (.2)        $   2.5           $   2.6
Argentina............................       8.6            3.2           --                (.8)             (2.1)
Indonesia............................      15.6            5.6           --                3.4               2.4
Other International..................       2.5             .9           --              (20.5)            (18.2)
Other reconciling items..............       1.1            1.4           --               (8.5)            (12.4)
                                        --------    --------------    ----------    -------------    ---------------
     Total Consolidated..............    $ 75.9         $ 37.1          $  (.2)        $ (23.9)          $ (27.7)
                                        ========    ==============    ==========    =============    ===============

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                      DEPLETION,
                                                    DEPRECIATION,
                                                     AMORTIZATION        LOSS                        EARNINGS (LOSS)
                                         TOTAL           AND          ON SALE OF      OPERATING          BEFORE
                                        REVENUES      IMPAIRMENT        ASSETS      INCOME (LOSS)     INCOME TAXES
                                        --------    --------------    ----------    -------------    ---------------
                                                                       (IN MILLIONS)
          NINE MONTHS ENDED
         SEPTEMBER 30, 1999:
United States........................    $232.2         $288.0          $  (.8)        $(132.8)          $(132.7)
Argentina............................      29.9           13.1           --                5.1               4.4
Indonesia............................      68.4           14.0           --               28.7              28.3
Other International..................      10.4            4.3           --              (16.7)            (15.7)
Other reconciling items..............      (3.2)           4.4           --              (55.4)            (81.4)
                                        --------    --------------    ----------    -------------    ---------------
     Total Consolidated..............    $337.7         $323.8          $  (.8)        $(171.1)          $(197.1)
                                        ========    ==============    ==========    =============    ===============

          NINE MONTHS ENDED
         SEPTEMBER 30, 1998:
United States........................    $150.6         $ 66.3          $ (1.4)        $  17.1           $  17.2
Argentina............................      26.5            9.8           --                2.4              (1.4)
Indonesia............................      37.9           13.3           --                8.7               6.9
Other International..................       5.6            2.2           --              (29.9)            (24.4)
Other reconciling items..............       1.9            7.0           --              (26.7)            (32.9)
                                        --------    --------------    ----------    -------------    ---------------
     Total Consolidated..............    $222.5         $ 98.6          $ (1.4)        $ (28.4)          $ (34.6)
                                        ========    ==============    ==========    =============    ===============

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

     Crude oil sales hedges resulted in a decrease in revenues of $.4 million and $.6 million for the three and nine months ended September 30, 1999, respectively, compared with an increase of $1.3 million and $2.5 million for the same periods in 1998.

     At September 30, 1999, the Company had open crude oil sales hedges on 12,000 barrels per day through December 1999. The instruments used have an average floor of $19.63 per barrel and an average ceiling of $22.85 per barrel. Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, the Company will be required to pay an amount based on the difference.

     The Company has a long-term gas swap agreement that was entered into by Snyder in 1994 to lock in the price difference between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtus per day through 2004. In addition, the Company had

                          SANTA FE SNYDER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)


15,000 MMBtus per day for the month of October sold under a swap agreement at a price of $2.18 per MMBtu. The long-term gas swap agreement and natural gas sales hedges resulted in a decrease in revenues of $1.5 million and $2.6 million for the three and nine months ended September 30, 1999. The Company had no natural gas hedges in 1998.

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

NOTE 9.  PROPERTY ACQUISITION

     On August 10, 1999, the Company acquired working interests in four Shell Deepwater Development, Inc. ("Shell") Gulf of Mexico discoveries, as well as unexplored acreage on some adjacent blocks for $189 million.

     On August 3, 1999, the Company entered into a crude oil forward sales contract. Under the terms of the contract, the Company is to deliver a total of 6,172,000 barrels of crude oil to the purchaser based on specified monthly volumes commencing with October 1999 through and including the month August 2002. Revenues from this transaction will be recognized on a unit-of-production basis for each applicable period. In consideration, the Company received a prepayment of $99.3 million after deducting arrangement and other related costs, which is shown on the balance sheet under the caption "Deferred revenues". The proceeds from this transaction were used to partially fund the Shell acquisition discussed above.

     On August 9, 1999, the Company completed a $114.6 million equity offering of Santa Fe Snyder Common Stock (12.65 million shares) receiving $108.0 million after deducting the underwriting discount. The net proceeds from this transaction were used to partially fund the Shell acquisition discussed above.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Santa Fe Snyder is an independent oil and gas company engaged in the production, development, acquisition and exploration of oil and gas properties in the United States, Southeast Asia, South America and West Africa. Santa Fe Snyder was formed by the merger on May 5, 1999 of Snyder Oil Corporation into Santa Fe Energy Resources, Inc. See Note 2 to the Consolidated Financial Statements.

     The following review of operations for the three and nine months ended September 30, 1999 and 1998 should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere in this Form 10-Q and with the financial statements, notes and management's discussion and analysis of financial condition and results of operations contained in the Annual Reports on Form 10-K/A for the year ended December 31, 1998 for Santa Fe and Snyder.

FINANCIAL PERFORMANCE

     The Company reported net income of $16.4 million, or $.09 per share, for the three months ended September 30, 1999, compared with a net loss of $17.8 million, or $.17 per share, in the third quarter of 1998.

     For the nine months ended September 30, 1999, the Company reported net income of $7.1 million, or $.05 per share, before recognition of $150.8 million of non-recurring charges, net of tax, relating to the merger. The non-recurring charges were property impairments, merger-related costs, and debt extinguishment costs in the amount of $135.0, $11.6 and $4.2 million, respectively, net of tax. Including these charges, the Company reported a net loss of $143.7 million, or $1.01 per share, compared with a net loss of $17.7 million, or $.17 per share, for the same period in 1998.

RESULTS OF OPERATIONS

     The following tables set forth certain financial and operating data for the periods presented:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
REVENUES (IN MILLIONS)
  Crude oil and liquids..............  $    87.8  $    45.6  $   194.3  $   131.1
  Natural gas........................       69.1       30.3      142.4       91.0
  Other..............................         .2     --            1.0         .4
                                       ---------  ---------  ---------  ---------
                                       $   157.1  $    75.9  $   337.7  $   222.5
                                       =========  =========  =========  =========
CRUDE OIL AND LIQUIDS VOLUMES
  (MBBLS/DAY)
  Domestic...........................       25.9       21.1       23.7       21.4
  Argentina..........................        5.3        5.2        5.1        5.4
  Indonesia..........................       15.4       13.9       15.7       11.3
  Gabon..............................        1.9        1.9        2.4        1.6
                                       ---------  ---------  ---------  ---------
                                            48.5       42.1       46.9       39.7
                                       =========  =========  =========  =========
AVERAGE CRUDE OIL AND LIQUIDS PRICE
  ($/BBL)
  Unhedged
     Domestic........................  $   18.59  $   11.08  $   14.79  $   12.00
     Argentina.......................      19.74      10.81      15.03      11.44
     Indonesia.......................      20.62      12.20      16.01      12.27
     Gabon...........................      21.78      13.73      15.87      12.95
          Total......................      19.48      11.54      15.28      12.04
  Hedged                                   19.39      11.89      15.23      12.27
NATURAL GAS VOLUMES (MMCF/DAY)
  Domestic...........................      306.5      156.2      239.4      154.8
  Argentina..........................       27.0       26.7       26.2       26.0
  Indonesia..........................         .2         .2         .2         .3
                                       ---------  ---------  ---------  ---------
                                           333.7      183.1      265.8      181.1
                                       =========  =========  =========  =========
AVERAGE NATURAL GAS PRICE ($/MCF)
  Unhedged
     Domestic........................  $    2.46  $    1.95  $    2.13  $    2.03
     Argentina.......................       1.28       1.39       1.25       1.32
     Indonesia.......................       1.42        .99       1.13       1.02
          Total......................       2.36       1.87       2.05       1.92
  Hedged.............................       2.31       1.87       2.01       1.92

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
Costs and Expenses per BOE
Production and operating (a).........  $    3.73  $    4.47  $    3.81  $    4.26
Exploration, including dry hole
costs................................       1.53       3.54       1.41       2.26
Depletion, depreciation and
amortization.........................       5.36       5.56       5.12       5.17
General and administrative...........        .68        .75        .78        .74
Taxes other than income (b)..........        .85        .59        .72        .65
Interest expense, net (c)............       1.12(e)     .55       1.00(e)(f)  .45(d)
                                       ---------  ---------  ---------  ---------
          Total costs and expenses...  $   13.27  $   15.46  $   12.84  $   13.53
                                       =========  =========  =========  =========

------------

a) Excludes related production, severance and ad valorem taxes.

b) Includes related production, severance and ad valorem taxes.

c) Reflects interest expense less amounts capitalized and interest income.

d) Excludes effect of $2.6 million ($.14 per BOE) for the nine months ended September 30, 1998 of interest income on an income tax refund.

e) Excludes effect of $.7 million ($.07 per BOE) for the three and ($.03 per
   BOE) for the nine months ended September 30, 1999 of refund to the IRS for overpayment of interest related to tax refund.

f) Excludes $6.5 million ($.26 per BOE) for the nine months ended September 30, 1999 of interest expense related to debt extinguishment.

GENERAL

     As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand. For the twelve months ended September 30, 1999 the actual average crude oil and liquids sales price received by the Company ranged from a high of $19.48 per barrel in the third quarter of 1999 to a low of $10.32 per barrel in the fourth quarter of 1998. Based on operating results for the first nine months of 1999, the Company estimates that on an annualized basis a $1.00 per barrel increase or decrease in its average crude oil sales price would result in a corresponding $11.8 million change in net income and a $14.8 million change in cash flow from operating activities. The price of domestic natural gas fluctuates due to weather conditions, the level of natural gas in storage, the relative balance between supply and demand and other economic factors. The actual average sales price received by the Company for the twelve months ended September 30, 1999 for its natural gas ranged from a high of $2.36 per Mcf in the third quarter of 1999 to a low of $1.59 per Mcf in the first quarter of 1999. Based on operating results for the five months of combined Santa Fe and Snyder operations since the merger, the Company estimates that on an annualized basis a $.10 per Mcf increase or decrease in its average natural gas sales price would result in a corresponding $7.4 million change in net income and a $11.1 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors, such as the effect of the Company's hedging program, its debt levels and related interest expense or the level of capital expenditures, that might result from a change in crude oil and natural gas prices.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

     OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations increased 107% to $156.9 million for the three months ended September 30, 1999 from $75.9 million for the same period in 1998. The increase in revenue was due to production from the Snyder properties, international production growth and significantly increased commodity prices. The Company's crude oil and liquids production increased 15% in the third quarter of 1999 to 48.5 MBbls per day from
42.1 MBbls per day for the same period in 1998. The increase in oil production was driven by production from the Snyder properties and new wells at the

Mudi, Makmur and Geragai fields in Indonesia. Natural gas production of 333.7 MMcf per day in the third quarter of 1999 increased 150.6 MMcf per day from the same period in 1998 principally due to production from the Snyder properties. The Company's realized crude oil price for the three months ended September 30, 1999 increased 63% to $19.39 per barrel, including a $.09 per barrel hedging loss, from the average realized oil price of $11.89 per barrel, including a $.35 per barrel hedging gain, for the same period in 1998. Realized natural gas prices for the three months ended September 30, 1999 averaged $2.31 per Mcf, including a $.05 per Mcf hedging loss, compared with an average of $1.87 per Mcf for the same period in 1998.

     COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization increased $5.9 million and $14.3 million, respectively, for the three months ended September 30, 1999 from the same period in 1998, primarily due to increased crude oil and natural gas production from the Snyder properties. Exploration expense for the three months ended September 30, 1999 decreased to $14.6 million from $23.7 million for the same period in 1998, due primarily to decreased costs associated with international exploration. General and administrative expense for the third quarter of 1999 was $1.4 million higher compared to the same period in 1998 due to incremental labor and other overhead costs associated with the merger. Taxes other than income increased to $8.2 million in the third quarter of 1999 primarily due to increased severance taxes resulting from increased production and higher realized prices.

     Interest expense for the third quarter of 1999 increased by $5.0 million compared to the same period in 1998, reflecting the Company's assumption of the Snyder debt and increased borrowings under the credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

     OIL AND GAS REVENUES. Revenues from crude oil and natural gas operations increased to $336.7 million for the nine months ended September 30, 1999 from $222.1 million for the same period in 1998, due to increased oil and natural gas production and higher realized gas prices. The Company's crude oil and liquids production increased 18% in the first nine months of 1999 to 46.9 MBbls per day from 39.7 MBbls per day for the same period in 1998, primarily due to increased production in Indonesia and Gabon combined with production from the Snyder properties. Natural gas production increased in the first nine months of 1999 to
265.8 MMcf per day compared with 181.1 MMcf per day for the same period in 1998 primarily due to production from the Snyder properties and from new wells in the Gulf of Mexico. The Company's realized crude oil prices for the nine months ended September 30, 1999 averaged $15.23 per barrel, including a $.05 per barrel hedging loss, compared with the average realized oil price of $12.27 per barrel, including a $.23 per barrel hedging gain, for the same period in 1998. Realized natural gas prices for the nine months ended September 30, 1999 averaged $2.01 per Mcf, including a $.04 per Mcf hedging loss, compared with an average of $1.92 per Mcf for the same period in 1998.

     COSTS AND EXPENSES. Production and operating expense and depletion, depreciation and amortization expense increased $13.6 million and $28.8 million, respectively, for the nine months ended September 30, 1999 compared with the same period in 1998, due to increased crude oil and natural gas production, as noted above. Exploration expense for the nine months ended September 30, 1999 decreased to $35.2 million from $43.2 million for the same period in 1998, due primarily to decreased costs associated with international exploration. General and administrative expense for the nine months ended September 30, 1999 was $5.4 million higher compared to the same period in 1998 due to incremental labor and other overhead costs associated with the merger. Taxes other than income increased to $5.5 million in the third quarter of 1999 primarily due to higher severance taxes resulting from increased production and prices.

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

     Interest income for the nine months ended September 30, 1998 included a $2.6 million benefit related to interest on a federal income tax audit. Interest income for 1999 included a $.7 million refund to the IRS for an overpayment of interest on a tax refund. Interest expense for the first nine months of 1999 increased by $15.4 million compared with the same period in 1998, reflecting the assumption of debt as a result of the merger with Snyder and increased borrowings under the credit facility. Income taxes for the nine months ended September 30, 1998 included a $2.4 million benefit related to a income tax refund and a $1.7 million benefit due to the resolution of prior year tax matters.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURES. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties. The Company spent $440.5 million for capital expenditures in the nine months ended September 30, 1999, including $189 million related to the acquisition of certain Gulf of Mexico deepwater properties from Shell Deepwater Development, Inc. in the third quarter. The Company expects total capital expenditures for the year, excluding the acquisition of Snyder, to be approximately $550 million. Because the actual amounts expended in the future for capital expenditures will be influenced by numerous factors, some of which are beyond the Company's control, no assurances can be given as to the amount that will actually be expended during the year.

     CAPITAL RESOURCES. The Company's principal capital resources for the nine months ended September 30, 1999 consisted of cash flow from operating activities of $201.4 million, including $99.3 million relating to a crude oil forward sale contract, $114.0 million in borrowings under the Credit Facility, $108.0 million (net of underwriting discounts) from an equity offering of Santa Fe Snyder common stock, and $23.4 million of proceeds from the issuance of the Senior Notes in excess of the amount used to retire the 11% Senior Subordinated Debentures. See Note 9 to the Consolidated Financial Statements. At September 30, 1999, the Company had $687.5 million in borrowings outstanding, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amount on a long-term basis. The Company had one letter of credit outstanding under the Credit Facility at September 30, 1999 for $20.9 million and one letter of credit outside the Credit Facility for $1.8 million.

     Concurrently with the closing of the merger on May 5, 1999, the Company entered into a $500 million credit facility (the "Credit Facility"). The
Credit Facility currently consists of a $350 million five-year tranche and a renewable $150 million 364 day tranche. Pursuant to the credit agreement, the Company has the ability to increase the Credit Facility amount to $600 million, resulting in a $450 million five-year tranche. As of this filing, the Company is in the process of negotiating this increase. The Credit Facility bears interest, at the Company's option, at LIBOR or prime rates plus applicable margins dependent upon the Company's credit rating and ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization, exploration charges and non-cash impairments ("EBITDAX"). Borrowings under the Credit Facility are unsecured but are subject to compliance with certain covenants including limitations on the incurrence of additional debt, payment of dividends and other restricted payments and limitations on liens. Financing fees of approximately $2.1 million were incurred related to the Credit Facility.

     In June 1999, the Company issued $125 million of 8.05% Senior Notes due 2004 (the "Notes") for 98.758% of face value and received $121.6 million after deducting related costs and expenses of $1.9 million. In connection with the Notes offering, the Company executed two forward treasury lock agreements (the "Treasury Locks") to mitigate interest rate risk during the issuance of the Notes. Upon the issuance of the Notes, the Treasury Locks were terminated resulting in proceeds to the Company of $3.1 million which amount has been deferred and will be recognized as a component of interest expense over the life of the Notes. The net proceeds of the Notes offering were used to retire the existing $100 million 11% Senior Subordinated Debentures and to pay $5.5 million in accrued interest and prepayment penalties upon retirement of such debt.

     In connection with these financing activities, the Company recorded an extraordinary loss in the second quarter 1999 totaling approximately $4.2 million, net of taxes. The extraordinary loss represents the write-off of certain debt issue costs of the Senior Subordinated Debentures and Credit Facility and prepayment penalties pertaining to the retirement of the Senior Subordinated Debentures, net of related tax benefits.

     On August 3, 1999, the Company entered into a crude oil forward sales contract. Under the terms of the contract, the Company is to deliver a total of 6,172,000 barrels of crude oil to the purchaser based on specified monthly volumes commencing with October 1999 through and including the month August 2002. Revenues from this transaction will be recognized on a unit-of-production basis for each applicable period. In consideration, the Company received a prepaid amount of $99.3 million after deducting arrangement and other related costs, which is shown on the balance sheet under the caption "Deferred revenues". The proceeds from this transaction were used to partially fund the Shell acquisition discussed above.

     On August 9, 1999, the Company completed a $114.6 million equity offering of Santa Fe Snyder common stock (12.65 million shares) receiving $108.0 million after deducting the underwriting discount. The net proceeds from this transaction were used to partially fund the Shell acquisition discussed above.

     On November 10, 1999, the Company sold its investment in Cairn Energy Plc for approximately $24.7 million. See Note 6 to the Consolidated Financial Statements.

     The Credit Facility and the Indentures for the Subordinated Notes include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at September 30, 1999 the Company could incur $293.3 million of additional indebtedness.

     In addition to the Credit Facility, the Company also has short-term uncommitted lines of credit totalling $32.5 million which are used to meet short-term cash needs. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Facility when compared to the prime rate, which would be required for short-term (less than 30 days) borrowings. As of September 30, 1999, the Company had $9.0 million in borrowings outstanding under these facilities, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amounts on a long-term basis.

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

YEAR 2000

     Many computer systems have been built using software that processes transactions using two digits to represent the year. This type of software will generally require modifications to function properly with dates after December 31, 1999 (or, to become "Y2K compliant"). The same issue applies to microprocessors embedded in machinery and equipment, such as gas compressors and pipeline meters. The impact of failing to identify those computer systems (operated by the Company or its business partners) that are not Y2K compliant and correct the problem could be significant to the Company's ability to operate and report results, as well as potentially expose the Company to third-party liability.

     The Company has formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk associated with hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on third party trading partners. The project phases, expected completion dates and percentage complete as of November 12, 1999 are as follows:


                PHASE                     COMPLETION DATE     PERCENT COMPLETE
-------------------------------------   -------------------   -----------------
Organization.........................        complete                 100%
Assessment...........................        complete                 100%
Implementation/Replacement...........        complete                 100%
Contact External Trading Partners....        complete                 100%
Contingency Planning.................        complete                 100%

     The Company estimates the total cost related to its Year 2000 effort to be approximately $2.0 million, which has been funded by cash from operations or borrowings under the Credit Facility.

     To date, the Company is not aware of any significant Year 2000 issues that would cause problems in the areas of safety, environmental or business interruption. The Company recognizes that, notwithstanding the efforts described above, the Company could experience disruptions to its operations or administrative functions. Management believes that most reasonably likely worst case scenario would involve failure of production equipment in the field, which would result in disruption of those operations affected until the problem is solved and possibly expose the Company to contractual penalties and other liabilities. Management believes that it is taking every reasonable precaution to detect, remediate and test all critical computer systems and equipment.

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     The Company is exposed to market risk, which includes adverse changes in commodity prices, interest rates and foreign currency as discussed below.

     COMMODITY PRICE RISK. The Company produces and sells crude oil, liquids and natural gas. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market factors. The Company makes a limited use of hedging agreements at times to reduce its exposure to declines in market prices. The Company uses the hedge method of accounting for these instruments and, as a result, gains and losses on commodity futures contracts are generally offset by similar changes in the realized prices of the commodities. At September 30, 1999, the Company had open crude oil and natural gas sales hedges. See Note 8 to the Consolidated Financial Statements for further discussion on hedging activities.

     INTEREST RATE RISK. The Company's existing debt and any future financings expose it to interest rate risk. There are financial instruments, such as interest rate swaps, available to the Company to mitigate this risk. While the Company has not made significant use of such instruments, it may from time to time utilize these instruments.

     EQUITY PRICE RISK AND FOREIGN CURRENCY RISK. At September 30, 1999, the Company has investments in two international exploration and production companies, which are both listed on the London Stock Exchange. See Note 6 to the Consolidated Financial Statements. The value of these investments is subject to the risk of fluctuations in their stock prices as well as fluctuations in the British pound, the currency in which they trade.

FORWARD-LOOKING STATEMENTS

     This report includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipates," "expects," "believes," "seeks," "goals," "intends" or
"projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration and development risks, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political and litigation risks, uncertainties associated with the Year 2000 issue, and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                          PART II.  OTHER INFORMATION

ITEMS 1, 2, 3 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual meeting of Stockholders held on September 2, 1999, the following proposals were approved:

                                       AFFIRMATIVE     NEGATIVE     VOTES
                                          VOTES         VOTES     WITHHELD
                                       ------------   ----------  ---------
1.  Election of four directors to
Board of Directors:
    Allan V. Martini.................   152,849,445       --       574,021
      (Term expires at annual meeting
of stockholders in 2002)
    James E. McCormick...............   152,861,378       --       562,088
      (Term expires at annual meeting
of stockholders in 2002)
    Reuben F. Richards...............   152,868,079       --       555,387
      (Term expires at annual meeting
of stockholders in 2002)
    Kathryn D. Wriston...............   152,866,566       --       556,900
      (Term expires at annual meeting
of stockholders in 2002)
2.  Consider and ratify the
appointment of PricewaterhouseCoopers
    LLP as independent accountants of
the Company for
        the fiscal Year ending          152,922,386    303,976     197,104
December 31, 1999....................

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    EXHIBIT
    NUMBER                  DESCRIPTION
----------------------------------------------------
*10(a)     --  Santa Fe Snyder Corporation, 1999
               Stock Compensation Retention Plan.
*27       --   Financial Data Schedule

------------

* Filed herewith

(b)  Reports on Form 8-K

     On August 9, 1999, the Company filed a Current Report dated August 9, 1999 on Form 8-K with respect to the issuance of 12,650,000 shares of its common stock. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                                   SIGNATURE

     Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12sth day of November, 1999.

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

Date:  November 12, 1999