Form 10-K
period 1999-12-31
SANTA FE SNYDER CORP
filed 2000-03-09
CIK 86772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                           NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                   WHICH REGISTERED
--------------------------------------------------------------------------
    COMMON STOCK, $0.01 PAR VALUE           NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, was $1,355,700,000.

        Shares of common stock outstanding at March 1, 2000: 182,009,498

                      DOCUMENTS INCORPORATED BY REFERENCE:
                Proxy Statement Dated March 22, 2000 (Part III)

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Items  1. and 2.  Business and Properties                                      1
                  General                                                      1
                  Reserves                                                     2
                  Exploration and Production Activities                        2
                  Drilling Activities                                          8
                  Producing Wells                                              8
                  Domestic Acreage                                             9
                  Foreign Acreage                                              9
                  Santa Fe Energy Trust                                       10
                  Current Markets for Oil and Gas                             10
                  Risk Factors                                                11
                  Other Business Matters                                      13
Item  3.          Legal Proceedings                                           16
Item  4.          Submission of Matters to a Vote of Security Holders         16

                                    PART II

Item  5.          Market for Registrant's Common Equity and Related
                    Stockholder Matters                                       18
Item  6.          Selected Financial Data                                     19
Item  7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       20
Item 7A.          Qualitative and Quantitative Disclosures
                    About Market Risks                                        26
Item  8.          Consolidated Financial Statements and Supplementary Data    28
Item  9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures                      28

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant          29
Item 11.          Executive Compensation                                      29
Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management                                                29
Item 13.          Certain Relationships and Related Transactions              29

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                               30

                                     PART I

CERTAIN DEFINITIONS

As used herein, the following terms have specific meanings as set forth below:

Bbl                 barrel
MBbl                thousand barrels
MMBbl               million barrels
B/d                 barrels per day
Mcf                 thousand cubic feet
MMcf                million cubic feet
Bcf                 billion cubic feet
Tcf                 trillion cubic feet
MMBtu               million British thermal units
BOE                 barrel of oil equivalent, with gas volumes converted to oil barrels at a ratio of 6.0 Mcf of gas to 1.0 barrel of oil
MBOE                thousand barrels of oil equivalent
MMBOE               million barrels of oil equivalent
MMcfe               million cubic feet of gas equivalent, with oil volumes
                    converted to Mcf at a ratio of 1.0 barrel of oil to 6.0 Mcf of gas
CoFD                cost per BOE of reserves added during a year calculated by using a fraction, of which the numerator is equal to the
                    costs incurred by the Company for property acquisition,
                    exploration and development and of which the denominator is equal to proved reserve additions from extensions,
                    discoveries, improved recovery, acquisitions and revisions of previous estimates
E&D Programs        capital expenditures and exploration costs, excluding proved oil and gas property acquisitions and capitalized interest
Gas                 natural gas
Oil                 crude oil, condensate and natural gas
                    liquids
U.S.                United States

References herein to "Santa Fe Snyder", the "Company", "we", "us" and "our" mean Santa Fe Snyder Corporation.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

Santa Fe Snyder is engaged in the exploration, development, acquisition and production of crude oil and natural gas in the U.S. and certain international areas. Our U.S. core areas are in the Gulf of Mexico, the Permian Basin and the Rocky Mountains and our international core areas are Southeast Asia and South America. We also have oil production and conduct some exploration operations, in West Africa.

Effective May 5, 1999, Snyder Oil Corporation ("Snyder Oil") was merged with and into Santa Fe Energy Resources, Inc. ("Santa Fe Energy"), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated January 13, 1999 (the "Merger"). In connection with the Merger, Santa Fe Energy changed its name to Santa Fe Snyder. The Merger was accounted for as a purchase, as described in Note 2 to the Consolidated Financial Statements. See Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the effects of the Merger on the operations of the Company. As discussed in Note 3 to the Consolidated Financial Statements, in July 1997 Santa Fe Energy completed the spin-off of Monterey Resources, Inc. ("Monterey").

At December 31, 1999 our worldwide proved oil and gas reserves totaled 386.3 MMBOE, of which approximately 67% was domestic and 33% was foreign. Year-end reserves were comprised of 210.8 MMBbls of oil (52% domestic) and 1,053.1 Bcf of gas (85% domestic). In 1999, excluding the Merger, we replaced 337% of our production at a CoFD of $4.93 per BOE (including the Merger, 589% at a

CoFD of $6.56 per BOE). In 1999, we participated in 118 development wells (74 domestic and 44 international) and 24 exploratory wells (19 domestic and 5 international), of which 113 development wells (71 domestic and 42 international) and 14 exploratory wells (13 domestic and 1 international) were successful.

In 1999 E&D Program expenditures totaled $314 million and an additional $264 million was spent on acquisitions of proved oil and gas properties (excluding those acquired in the Merger). Expenditures on E&D Programs in 2000 are expected to be approximately $340 million and expenditures to acquire proved oil and gas properties are expected to be approximately $230 million. The actual amounts expended in 2000 and the results therefrom will be influenced by numerous factors, many of which are beyond our control, and may vary significantly from our plan.

RESERVES

The following tables set forth information regarding changes in the Company's estimates of net proved reserves from January 1, 1997 to December 31, 1999 and estimated net proved developed reserves at December 31 for each of the years 1996 through 1999.

                                                  Increases (Decreases)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                NET
                                                                             PURCHASES
                                                   REVISIONS                  (SALES)
                                     BALANCE AT        OF                       OF       SNYDER      SPIN                   BALANCE
                                      BEGINNING     PREVIOUS                 MINERALS      OIL      OFF OF                  AT END
                                      OF PERIOD    ESTIMATES    ADDITIONS    IN PLACE    MERGER    MONTEREY   PRODUCTION   OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
1999
Oil (MMBbls)                            168.6          9.1          13.8        19.0       17.7      --          (17.4)       210.8
Gas (Bcf)                               278.1         15.8         269.2       171.7      424.0      --         (105.7)     1,053.1
Oil equivalents (MMBOE)                 214.9         11.7          58.7        47.7       88.4      --          (35.1)       386.3
1998
Oil (MMBbls)                            129.0         (1.0)         33.8        21.6       --        --          (14.8)       168.6
Gas (Bcf)                               252.6         15.7          58.3        16.5       --        --          (65.0)       278.1
Oil equivalents (MMBOE)                 171.1          1.6          43.6        24.3       --        --          (25.7)       214.9
1997
Oil (MMBbls)                            299.5         11.2          35.5        10.3       --       (205.8)      (21.7)       129.0
Gas (Bcf)                               259.4         39.1          36.1        (6.0)      --        (11.6)      (64.4)       252.6
Oil equivalents (MMBOE)                 342.7         17.7          41.5         9.3       --       (207.7)      (32.4)       171.1

                                                      December 31,
---------------------------------------------------------------------------------
                                         1999       1998       1997       1996
---------------------------------------------------------------------------------

PROVED DEVELOPED RESERVES (MMBOE)          259.4      148.4      141.8      275.7

Ryder Scott Company ("Ryder Scott"), a firm of independent petroleum engineers, prepared the above estimates of total proved reserves at December 31, 1996, 1997 and 1999. Ryder Scott also prepared the above estimates of proved reserves at December 31, 1998 with the exception of the reserves on the Jabung Block in Southeast Asia, which were prepared by the Company.

EXPLORATION AND PRODUCTION ACTIVITIES

UNITED STATES OPERATIONS

The Company's U.S. operations are concentrated in the Gulf of Mexico, the Permian Basin and the Rocky Mountains. U.S. production averaged 24.9 MBbls of oil and 263.5 MMcf of gas per day in 1999. U.S. properties accounted for 72% of total production in 1999 and 67% of proved reserves at December 31, 1999.

In 1999 we participated in 74 gross (47.4 net) domestic development wells, of which 71 gross (45.1 net) wells were successful, and 19 gross (9.2 net) domestic exploratory wells in 1999, of which 13 gross

(5.4 net) wells were successful. In 1999 expenditures on domestic E&D Programs totaled $205 million and we expended an additional $263 million to acquire proved oil and gas properties (excluding those acquired in the Merger). We expect expenditures on domestic E&D Programs in 2000 to be approximately $200 million and, we expect to spend $180 million to acquire proved oil and gas properties.

GULF OF MEXICO. Our Gulf Coast area properties produced an average of 4.9 MBbls of oil and 138.3 MMcf of gas per day in 1999. These properties accounted for 41% of our domestic production in 1999 and 22% of our domestic proved reserves at December 31, 1999. The majority of our Gulf Coast production comes from the shallow water (less than 400 feet of water) areas of the Gulf of Mexico. At the beginning of 1999 we had no production from deepwater areas; however, by year-end those areas accounted for more than 10% of our Gulf Coast production. This increase reflects the implementation of our strategy to reinvest in the deepwater areas.

In July 1999 we increased our deepwater asset base by acquiring a portion of Shell's working interest in the Angus (Green Canyon Blocks 111, 112, 113, 156 and 157 -- 15% working interest), El Toro (Green Canyon Blocks 68 and 69 -- 49% working interest), Manatee (Green Canyon Block 15 -- 15% working interest) and Macaroni (Garden Banks Blocks 602 and 646 -- 15% working interest) fields. The Angus field is fully developed and on production and we expect the Macaroni field to commence production in the first quarter of 2000. Development of the El Toro and Manatee fields is expected to commence in 2000 and 2002, respectively. In January 2000 we increased our working interest in the Angus and Manatee fields to 48% with our purchase of Marathon's working interest in the fields.

In 1999 we participated in eight exploratory wells in the offshore Gulf of Mexico, four in the shallower water Shelf and four in deepwater areas. Six of the eight wells were discoveries, one well was dry, and the eighth well was abandoned due to mechanical reasons prior to reaching the targeted objective.

In the Shelf program, three wells were successes and one well was dry. The successful wells included the South Timbalier 186 #C-2 well that was completed for a gross rate of 9.5 MMcf of gas and 472 barrels of oil per day and the West Cameron 536 #A-10 well that is currently producing at a rate of 15 MMcf of gas per day. We have a 100% working interest in both wells.

In the deepwater program, three wells were discoveries and one well was abandoned due to mechanical problems. In February 1999, we drilled the Firebird prospect in Mississippi Canyon Block 661 (25% working interest) and found 85 feet of net gas pay in two zones at approximately 10,200 feet. In December 1999 a second Firebird test found 47 net feet of gas pay at approximately 11,600 feet. Production casing has been set and both wells will be completed as a subsea development.

In December 1999, we drilled the Gretchen Prospect (100% working interest) in Green Canyon Block 114. The Gretchen well, drilled in 2,700 feet of water, found approximately 40 feet of net gas pay at approximately 15,200 feet subsea elevation. Subsea tieback options are being evaluated for producing this well. At this time we do not anticipate production to commence prior to 2002. We are evaluating additional exploratory opportunities on the Block.

An exploration well on the El Toro Deep Prospect, in Green Canyon Block 69, was abandoned due to mechanical problems. The re-entry was abandoned at 11,450 feet measured depth due to poor hole conditions. A new well to test this prospect from a different location is planned for 2000. We have a 49% working interest in El Toro Deep Prospect.

PERMIAN BASIN. Properties in the Permian Basin of west Texas and southeastern New Mexico produced an average of 17.8 MBbls of oil and 71.7 MMcf of gas per day in 1999. These properties accounted for 43% of our domestic production in 1999 and 37% of our domestic proved reserves at December 31, 1999.

Long-lived properties in mature fields where we are engaged in development activities through the use of secondary waterfloods and tertiary CO2 floods accounted for approximately 65% of our Permian Basin oil production in 1999. Waterfloods involve the injection of water into reservoirs to drive hydrocarbons into producing wellbores. Following the waterflood phase, certain fields may continue to produce in response to tertiary projects such as the injection of CO2, which improves the efficiency of the waterflood.

Development activities continued in Lea and Eddy Counties of southeastern New Mexico with the drilling and completing of a total of 26 gross (12.9 net) development wells in 1999. Net production from this area averaged 4.5 MBbls of oil and 56.4 MMcf of gas per day in 1999. The most significant producing area in southeast New Mexico is the Cisco-Canyon project at Indian Basin. Production from this project, located in Eddy County, averaged 2.9 MBbls of oil and 33.8 MMcf of gas per day in 1999. We operate a major portion of the Cisco-Canyon project area with an average working interest of 97% in the operated properties. Development drilling will continue on the project in 2000.

The Lost Peak field, discovered in 1995 in Howard County, Texas, was actively developed during 1999. We are the operator and hold an average 75% working interest in this field which covers approximately 12,000 surface acres. Gas production is from the Cisco formation at a depth of approximately 7,700 feet. In 1999, we drilled 44 development wells and we have scheduled a similar number to be drilled in 2000.

ROCKY MOUNTAINS. The Rocky Mountain area properties, which consist almost entirely of properties acquired in the Merger and 1999 proved property acquisitions, produced an average of 2.2 MBbls of oil and 53.5 MMcf of gas per day in 1999. These properties accounted for 16% of domestic production in 1999 and 41% of domestic proved reserves at December 31, 1999. The Rocky Mountain producing properties are primarily low-permeability, long-lived gas properties that offer significant infill drilling opportunities.

At year-end 1999 our properties in the Washakie Basin in southwest Wyoming produced at a net rate of 63 MMcf of gas and 730 Bbls of oil per day. We currently operate 229 wells in the Washakie Basin, holding a 77% average working interest and 64% average net revenue interest. In the Mesaverde and Lewis formations, we have identified a long-term inventory of drillable locations at depths ranging from 8,000 to 11,500 feet. During 1999, 20 development wells were drilled in the Washakie Basin (including wells drilled prior to the Merger), 19 of which were productive, and 32 development wells are planned for 2000.

At year-end 1999 our properties in the Wind River Basin in south-central Wyoming produced at a net rate of 26 MMcf of gas and 600 Bbls of oil per day. We currently operate 110 wells in the Wind River Basin, holding a 91% average working interest and a 79% average net revenue interest. During 1999, we substantially increased our ownership in the Beaver Creek Unit through acquisitions and we are currently focusing our development efforts in the Wind River Basin. During 1999, we completed 11 new wells and recompletions in the Wind River Basin (including wells drilled prior to the Merger) and plan a similar number in 2000.

In the Deep Green River Basin we purchased an undeveloped lease in the Jonah field from the federal government and drilled two wells in late 1999. Drilled to the Lance formation at approximately 10,000 (feet), the two wells were producing at a net rate of 12 MMcf of gas per day at year-end 1999. We plan to drill two more development wells to the Lance formation during 2000. In addition, we hold the deep rights below the currently producing horizons at the Jonah field on 24,000 gross (10,000 net) acres.

INTERNATIONAL OPERATIONS

In 1999 our production from Indonesia, Argentina and Gabon averaged 22.8 MBbls of oil and 26.2 MMcf of gas per day, a 14% increase from 1998 production levels. International properties accounted for 28% of our total production in 1999 and 33% of our proved reserves at December 31, 1999.

In 1999 we participated in 44 gross (10.6 net) international development wells of which 42 gross (10.0 net) wells were successful. In 1999 our expenditures on international E&D Programs totaled $109 million. We expect to spend approximately $140 million on international E&D Programs in 2000 and approximately $50 million on the acquisition of proved oil and gas properties. Our principal development projects in 2000 include the Jabung Block in Indonesia, the Carauna project in Brazil, the El Mangrullo field in Argentina and the continuing appraisal and development of Block 15/34 in China.

Our international exploration program is concentrated in Southeast Asia, South America and, to a lesser extent, in West Africa. At year-end, we held interests in 30 blocks in ten countries. During 1999, we participated in 5 gross (2.1 net) international exploratory wells, of which 1 gross (.5 net) was successful. Our international exploration expenditures totaled $32 million in 1999. We expect these expenditures to increase to approximately $40 million in 2000.

SOUTHEAST ASIA

INDONESIA. In 1999 our Indonesian production averaged 14.6 MBbls of oil per day from four producing concessions. We sell our Indonesian oil production for U.S. dollars to markets outside Indonesia, except for Jabung, which averaged 3.1 MBbls of oil per day in 1999 and is currently sold to the Indonesian state oil agency ("Pertamina") for U.S. dollars.

We hold a 30% interest and operate the Jabung Block on the island of Sumatra under the terms of a Production Sharing Contract ("PSC") with Pertamina.
Fields discovered on the block include the North Geragai field, the Makmur field and the three-field Betara complex consisting of the Northeast Betara, North Betara and Gemah fields. We have discovered both oil and gas in all these fields. Oil production commenced from the North Geragai and Makmur fields in August 1997 and January 1998, respectively, and net production from the two fields at year-end 1999 was approximately 3.1 MBbls per day. Additional development wells are planned in the North Geragai field in 2000. A second plan of development that includes both the Betara complex as well as expansion of the Geragai field was approved by Pertamina in January 2000. The plan initially focuses on the development of liquids through the processing of gas, with initial production scheduled to commence in late 2000. Development of the gas reserves on the Jabung Block is dependent upon entering into sales contracts for the gas. We have entered into letter agreements for gas sales and transportation and are in final negotiations concerning a long-term gas sales contract. Assuming successful conclusion of the negotiations in early 2000, gas sales should commence in late 2002 from the Jabung Block. In 1999 we initiated a 185 square mile 3-D seismic program across the Betara and Gemah fields that will be instrumental in identifying locations for development wells.

The Tuban Block is on the island of Java where a total of 12 successful wells have been drilled through year-end 1999. Production from the block commenced in December 1998 and our net production averaged 8.6 MBbls of oil per day in 1999. Production rates from the field were reduced at year-end due to water influx on some wells. Updated modeling indicates the need for additional wells to insure maximum recovery from the field. Pending governmental approval of a revised plan of development, five additional development wells are planned for 2000-2001. We hold a 25% equity interest in the Block, which is jointly operated with Pertamina (with a 50% interest) under the terms of a Joint Operating Body contract ("JOB").

We operate two concessions in Irian Jaya, Indonesia's easternmost province, which together produced a net average of 2.9 MBbls of oil per day in 1999. The Salawati Basin concession, in which we hold a 33% participation interest, is operated under a PSC with Pertamina. The other concession covers the Salawati Island Block in which we hold a 17% participation interest and operate the block jointly with Pertamina (which holds a 50% interest) under the terms of a JOB.

Under the contract terms at Salawati Basin and Tuban, the participants recover all expenditures related to the operation (the "cost recovery amount") by allocating to the participants a portion of the crude oil production ("cost oil") priced at the Indonesian government official crude oil price ("ICP") and/or proceeds from the sale of gas, sufficient to offset the cost recovery amount. ICP is determined by the Indonesian government based on the average market prices of a basket of world crude oil prices. All unrecovered costs in any calendar year are carried forward to future years. The balance of production after deducting the cost recovery amount (the "equity production") is allocated to Pertamina and the participants. Oil equity production is allocated 66% to Pertamina at Salawati Basin and 71% to Pertamina at Tuban. After the first five years of production, 25% of the oil equity production allocated to the participants must be sold into the Indonesian domestic market for $0.20 per barrel.

Under the contract terms at Salawati Island and Jabung, the joint venture participants are allowed to recover the cost recovery amount, after an initial 20% (12% to Pertamina at Salawati Island and 14% to Pertamina at Jabung) has been deducted, by allocating to the joint venture participants cost oil priced at the ICP and/or proceeds from the sale of gas, sufficient to cover the cost recovery amount. All unrecovered costs in any calendar year are carried forward to future years. The equity production is allocated to Pertamina and the joint venture participants. Oil equity production is allocated 61% to Pertamina at Salawati Island and 71% to Pertamina at Jabung. Gas equity production is allocated 33% to Pertamina at Jabung. After the first five years of production, 25% of the oil equity production allocated to the joint venture participants must be sold into the Indonesian domestic market for 10% to 15% of ICP.

CHINA. Our first operated well in offshore China, the Ursa Prospect Panyu 4-2-1 on Block 15/34 in the Pearl River Mouth Basin of the South China Sea, was completed as a discovery in April 1998. Based on a 1,600 square mile 3-D survey that was acquired across Block 15/34 in 1998, the Panyu 4-2-2 appraisal well confirmed the discovery well in August 1999. In November 1999 a second discovery well, the Bootes Prospect Panyu 5-1-1, was completed approximately 11 miles east of the Panyu 4-2-1 well. Two intervals were tested at a combined rate of approximately 3,800 barrels of oil per day. We expect to drill an appraisal well to this discovery well in 2000. In 1999 we also participated in the drilling of three exploratory wells on Block 15/34 that were not commercial. We hold a 50% working interest in Block 15/34 and are the operator.

We are preparing a plan of development ("ODP") for the Ursa field and will submit it to the Chinese National Offshore Oil Company ("CNOOC") in 2000. Following the drilling of the appraisal well to the Bootes discovery, an ODP for the Bootes field will be prepared and submitted to CNOOC. We currently expect to develop the fields utilizing wellhead platforms with drilling capabilities and producing to a floating production, storage and offloading vessel. Upon approval of an ODP, CNOOC may elect to take a participatory interest in the exploitation area of up to 51%.

We acquired four new blocks in the Pearl River Mouth Basin in 1999. Two blocks, 16/02 and 16/05, are new PSC exploration concessions with CNOOC. We obtained our interests in Blocks 15/35 and 15/26 from another company. We hold a 100% working interest in each of these contract areas and plan to commence exploration drilling on these Blocks in 2000.

MALAYSIA. Under a PSC covering offshore Block PM-308, we have work program commitments, with respect to which we are required to pay 100% of the costs, that include seismic acquisition and reprocessing and the drilling of three wells. We fulfilled the seismic work commitment by acquiring new 2-D seismic and reprocessing existing seismic data. The data has helped us to identify multiple exploration prospects and better define the structure at the undeveloped Rhu Field. A drilling program consisting of an exploratory well and a Rhu Field delineation well is planned in 2000. We hold an 80% working interest in the Block and are the operator.

THAILAND. We have signed a concession agreement on Block B7/38 that covers nearly 2.3 million acres off the East Coast of Thailand. We are planning to acquire seismic data and to drill at least one exploratory well during the three-year primary term of the agreement. We hold a 100% working interest in the block and are the operator.

SOUTH AMERICA

ARGENTINA. In 1999 our net production in Argentina averaged 5.2 MBbls of oil and 26.0 MMcf of gas per day. Oil production primarily comes from our 22% working interest in the El Tordillo field in the San Jorge Basin. Gas production comes from our 19.9% working interest in the Sierra Chata field in the Neuquen Basin.

Development activities in the El Tordillo field during 1999 included the drilling of 36 gross (7.9 net) development wells in addition to performing well workovers and waterflood expansion projects. In 2000 well workovers and some waterflood and facility work will continue at El Tordillo.

With the use of a 3-D seismic survey, four wells were drilled in the Sierra Chata field in 1999. All four were successful, testing at a combined gross rate of 18 MMcf of gas per day. We have acquired an additional 116 square miles of 3-D seismic and expect to drill six additional wells in 2000 to further extend the field and maintain deliverability. Production from the Sierra Chata field is sold under a gas contract with certain "take-or-pay" and "delivery-or-pay" obligations with a Buenos Aires gas distribution company and to the Chilean market via the GasAndes Pipeline. We sell gas produced in excess of contract requirements on the spot market.

In January 2000 we were the successful bidder to develop and operate the El Mangrullo gas field, located 25 miles south of the Sierra Chata field. Our development plans for the year 2000 include the drilling of two appraisal wells.

BRAZIL. In December 1998 we entered into a contract with the Brazilian oil company Petroleo Brasileiro S.A. ("Petrobras") to develop the Carauna Block in the Potiguar Basin offshore Brazil. We operate the Block and hold a 51.4% working interest. Petrobras has drilled ten productive wells that have discovered six separate field areas on this Block. In 2000 we plan to re-enter three of these wells, drill four new wells and install a system which will produce to a floating storage and offloading vessel. We plan to commence first production from the Block during the second quarter of 2000, and by the end of that year net production is expected to be about 2 MBbls of oil per day. If the field performs as expected, we expect to set permanent production facilities and drill additional development wells in 2001.

In 1999 we participated in acquiring a 3-D seismic program on Block BES-3 in the offshore Espirito Santo Basin, where we have a 19% non-operating interest. On Block BPOT-2 in the offshore Potiguar Basin, where we are the operator and hold a 51% working interest, a 143 mile 2-D seismic program was initiated to aid in the selection of exploration drilling locations for both blocks.

WEST AFRICA

We have oil production on the Kowe Block, offshore Gabon, and hold exploratory concessions in Gabon, the Congo, Cote d'Ivoire and Ghana. We are in the process of evaluating our West African exploratory blocks and expect to reduce our interests in these blocks.

GABON. On the Kowe Block, offshore Gabon, oil production commenced from the Tchatamba Marine field in January 1998 and from the Tchatamba South field in August 1999. Kowe Block gross oil production averaged 27.5 MBbls per day (4.4 MBbls net per day) in December 1999. Production from the Tchatamba West field is expected to commence in 2000.

Under the terms of the Kowe Block PSC the Gabonese government may elect to take a 25% participatory interest in any exploitation area. If the Gabonese government elects to participate, it may designate the company that will hold such interest and we and our partners receive reimbursement for certain capital expenditures. We hold an 18.75% participatory interest in the exploitation license area covering the Tchatamba Marine and Tchatamba South fields (after taking into account the Gabonese government's election to participate). The Gabonese government is expected to elect to take a participatory interest in the exploitation license area covering the Tchatamba West field when the field is placed on production. We have a 25% participatory interest in the Block's exploration area.

We have signed an exploration contract on the M-97 Agali Block located offshore Gabon. The Block covers nearly 1.1 million acres in water depths that range from 600 to 9,000 feet. We plan to acquire new data and to drill at least one exploratory well during the three-year primary term of the agreement. We hold 100% of the working interest in the block and are the operator.

CONGO. The Company farmed-in Marine Block IX, which contains an untested prospect covering in excess of 6,500 acres. We plan to drill the prospect in 2001. We hold an 85% interest in this block and are the operator.

COTE D'IVOIRE. The Company holds 100% working interests and operates two blocks, CI-24 and CI-202, offshore Cote d'Ivoire, which cover approximately 320,000 acres. In 2000 we plan to drill a well on Block CI-202.

GHANA. The Keta Block encompasses an offshore area of approximately 2.2 million acres in water depths that range from near-shore to 9,000 feet. In 2000 we plan to drill a well in approximately 1,300 feet of water. We hold 100% of the working interest in the block and are the operator.

DRILLING ACTIVITIES

The table below sets forth, for the periods indicated, the number of wells drilled in which we had an economic interest. As of December 31, 1999, wells in the process of drilling or completing included 6 gross (3.7 net) domestic exploratory wells, 33 gross (24.0 net) domestic development wells, 1 gross (0.3 net) foreign exploratory well and 7 gross (1.9 net) foreign development wells.

                                                     Year Ended December 31,
------------------------------------------------------------------------------------------
                                             1999              1998              1997
------------------------------------------------------------------------------------------
                                        GROSS     NET     GROSS     NET     GROSS     NET
------------------------------------------------------------------------------------------
Development Wells
  Domestic
     Gas                                  40      24.4      25       9.0      22       9.8
     Oil                                  31      20.7      21      16.0     218     184.2
     Dry                                   3       2.3       1        .1       8       4.2
  Foreign
     Gas                                   6       1.4      15       3.8       2        .4
     Oil                                  36       8.6      44      15.1      41       9.6
     Dry                                   2        .6       2        .6       2        .6
                                        -----    -----    -----    -----    -----    -----
                                         118      58.0     108      44.6     293     208.8
                                        -----    -----    -----    -----    -----    -----
Exploratory Wells
  Domestic
     Gas                                   9       4.1       8       3.4       9       2.9
     Oil                                   4       1.3       2        .6       7       3.4
     Dry                                   6       3.8      17       6.1      21       7.5
  Foreign
     Gas                                 --       --         2        .7     --       --
     Oil                                   1        .5       7       2.2       1        .3
     Dry                                   4       1.6      18       8.2       5       1.8
                                        -----    -----    -----    -----    -----    -----
                                          24      11.3      54      21.2      43      15.9
                                        -----    -----    -----    -----    -----    -----
                                         142      69.3     162      65.8     336     224.7
                                        =====    =====    =====    =====    =====    =====

PRODUCING WELLS

The following table sets forth our ownership in producing wells at December 31, 1999.

                                                           Southeast
                                          U.S. (a)         Asia (b)      South America   West Africa        Total
----------------------------------------------------------------------------------------------------------------------
                                       GROSS     NET     GROSS    NET    GROSS    NET    GROSS   NET   GROSS     NET
----------------------------------------------------------------------------------------------------------------------
Oil                                     9,398   1,253.2   412    129.4    453    132.0      8    1.8   10,271  1,516.4
Gas                                     1,486    743.7     16      5.3     28      5.6    --     --     1,530    754.6
                                       ------   ------   -----   -----   -----   -----   -----   ---   ------  -------
                                       10,884   1,996.9   428    134.7    481    137.6      8    1.8   11,801  2,271.0
                                       ======   ======   =====   =====   =====   =====   =====   ===   ======  =======

------------

(a) Includes 74 gross wells with multiple completions.

(b) Includes 4 gross wells with multiple completions.

DOMESTIC ACREAGE

The following table summarizes our developed and undeveloped fee and leasehold acreage holdings in the U.S. at December 31, 1999. Acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests is excluded.

                                            Undeveloped             Developed
-----------------------------------------------------------------------------------
                                         GROSS        NET        GROSS       NET
-----------------------------------------------------------------------------------
                                                        (in acres)
Alabama-offshore                           23,040       7,440      8,210      6,921
Alabama-onshore                            --          --            823        112
Arkansas                                  136,931      82,804        822        186
California                                 --          --             40         40
Colorado                                    1,233       1,089      5,932      5,248
Kansas                                         34          34      3,293        737
Louisiana-offshore                        355,913     199,010    221,694     87,055
Louisiana-onshore                         442,473     308,845     32,824     18,467
Michigan                                   35,980      18,364     --         --
Mississippi                                   279          83      2,639        440
Montana                                    12,400       3,023        635         32
New Mexico                                149,291      94,647     69,587     36,403
North Dakota                                7,391       6,278      3,964      1,149
Oklahoma                                    5,170       5,052     20,198      7,771
South Dakota                                  223         223     --         --
Texas-offshore                            128,532      82,145     33,732     12,326
Texas-onshore                             125,672     101,277    209,244    147,612
Utah                                          324         324      2,608      1,373
Wyoming                                   444,040     306,604    183,441    134,783
                                       ----------  ----------  ---------  ---------
                                        1,868,926   1,217,242    799,686    460,655
                                       ==========  ==========  =========  =========
Total offshore                            507,485     288,595    263,636    106,302
                                       ==========  ==========  =========  =========

FOREIGN ACREAGE

The following table summarizes our foreign acreage holdings at December 31, 1999.

                                           Undeveloped            Developed
---------------------------------------------------------------------------------
                                         GROSS       NET       GROSS       NET
---------------------------------------------------------------------------------
                                                  (thousands of acres)
Southeast Asia
     China                                 3,861      3,202     --         --
     Indonesia                             5,989      2,192         18          4
     Malaysia                              3,494      2,795     --         --
     Thailand                              2,294      2,294     --         --
South America
     Argentina                             1,186        330        201         46
     Brazil                                  570        176         47         24
West Africa
     Congo                                   207        155     --         --
     Cote d'Ivoire                           315        312     --         --
     Gabon                                 1,052      1,025         13          3
     Ghana                                 2,222      2,222     --         --
                                       ---------  ---------  ---------  ---------
                                          21,190     14,703        279         77
                                       =========  =========  =========  =========

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

The properties conveyed to the Trust consisted of two term royalty interests in two production units in the Wasson field in West Texas and a net profits royalty interest in certain royalty and working interests in a diversified portfolio of properties located in twelve states. At December 31, 1999, 3.6 MMBOE of our estimated proved reserves were subject to such net profits interest. The reserve estimates included herein reflect the conveyance of the Wasson term royalties to the Trust.

For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive support payments to the extent that such payments are required to provide distributions of $0.39 per Depository Unit per quarter or $2.46 million in the aggregate. Such support payments come from our remaining royalty interest in one of the production units in the Wasson field described above, and are non-recourse to the Company. The aggregate amount of the support payments (net of any amounts recouped) is limited to $19.4 million on a revolving basis. If such additional payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such payments. Through the end of 1999, the Trust had received support payments totalling $4.2 million and we had recouped $3.9 million of such payments. In the first quarter of 2000 we recouped the remaining $0.3 million of support payments. Depending on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make the required quarterly distributions. In such instances we would be required to make support payments.

CURRENT MARKETS FOR OIL AND GAS

Substantially all of the Company's oil and gas production is sold for U.S. dollars at market responsive prices. The revenues generated from our operations are highly dependent upon the prices of, and demand for, oil and gas. The price we receive depends upon numerous factors, the majority of which are beyond our control, including economic conditions in the U.S. and elsewhere, the world political situation as it affects OPEC and other producing countries, the actions of OPEC and governmental regulation. The fluctuation in world oil prices continues to reflect market uncertainty regarding the balance of world demand for and supply of oil and gas. The fluctuation of natural gas prices reflects the seasonal swings of storage inventory, weather conditions, and increasing utilization of natural gas for electric generation as they affect overall demand. Decreases in the prices of oil and gas have had, and could have in the future, a material adverse effect on our development and exploration programs, proved reserves, revenues, profitability and cash flow. See Item
7A -- Qualitative and Quantative Disclosures About Market Risks.

In Argentina, we market oil for U.S. dollars under market responsive terms. Production from the El Tordillo field is generally exported from Argentina. Production from the Tupungato field is sold under a long-term contract to a local refinery under market responsive terms. Gas from the Sierra Chata field is sold under a gas contract with certain "take-or-pay" and "delivery-or-pay" obligations with a Buenos Aires gas distribution company and to the Chilean Market via the GasAndes Pipeline for prices ranging between $1.15 and $1.35 per MMBtu. Gas production in excess of the contract requirements is sold on the local spot market.

We sell our Indonesian oil production for U.S. dollars to markets outside of Indonesia except for Jabung which we currently sell to the Indonesian state oil agency for U.S. dollars. Gabonese oil production is sold for U.S. dollars into the international markets.

We do not believe that the loss of any of our customers would have a material adverse effect on our operations. Periodically we hedge a portion of our oil and gas production to manage our exposure to volatility in prices of oil and natural gas. See Item 7A -- Qualitative and Quantitive Disclosures About Market Risk and
Note 14 to the Consolidated Financial Statements.

RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains or incorporates by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "anticipates," "expects," "believes," "seeks,"
"estimates," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from actual results and the difference between assumed facts or bases and actual results could be material, depending on the circumstances. It is important to note that our actual results could differ materially from those projected by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, we cannot assure you that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace reserves, the substantial capital expenditures required to fund operations, exploration risks, environmental risks, uncertainties about estimates of reserves, competition, litigation, government regulation, political risks, and our ability to implement our business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

With the foregoing in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

OIL AND GAS PRICES ARE VOLATILE, WHICH CAN ADVERSELY AFFECT CASH FLOW AVAILABLE FOR REINVESTMENT AND OUR HEDGING ACTIVITIES EXPOSE US TO CERTAIN RISKS

Prices for oil and gas have historically been volatile and during the latter part of 1998 and the early part of 1999 prices were significantly lower than those we are currently receiving. As a result, in those periods we reported substantial losses. Decreases in oil and gas prices from current levels will adversely affect our revenues, results of operations, cash flows and proved reserves. If the industry experiences significant prolonged future price decreases they could be materially adverse to our operations and could result in our inability to fund planned capital expenditures.

Periodically, we enter into hedging arrangements relating to a portion of our oil and gas production to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations of oil and gas. Hedging instruments used are fixed price swaps, collars and options. While the use of these types of hedging instruments limits our downside risk to adverse price movements, they are subject to a number of risks, including instances in which the benefit to revenues is limited when commodity prices increase.

For a further discussion concerning our risks related to oil and gas prices and our hedging programs, see Item 7A -- Qualitative and Quantitative Disclosures About Market Risks.

ESTIMATES OF OUR OIL AND GAS RESERVES MAY CHANGE, WE MAY NOT BE ABLE TO REPLACE OUR RESERVES

The calculations of our proved oil and gas reserves included in this document are only estimates. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment and the assumptions used regarding quantities of recoverable oil and gas reserves and prices for oil and gas. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those assumed in our estimates, and such variances may be significant. Any significant variance from the assumptions used could result in the actual quantity of our reserves and future net cash flow being materially different from the estimates in our reserve reports. In addition, results of drilling, testing and production and changes in oil and gas prices after the date of the estimate may result in substantial upward or downward revisions.

Without successful exploration, development or acquisition activities, our reserves and revenues will decline over time. Exploration, the continuing development of our reserves and acquisition activities will require significant expenditures. If our cash flow from operations is not sufficient for this purpose, we may not be able to obtain the funds from other sources necessary to continue such exploration, development and acquisition activities.

OUR FOREIGN ACTIVITIES ARE SUBJECT TO CERTAIN POLITICAL AND ECONOMIC
UNCERTAINTIES

We conduct a significant part of our operations in foreign countries and these operations expose us to political, economic and other risks including:

  o the risk of war, revolution, civil unrest, border disputes, expropriation, forced renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs;

  o taxation policies, including royalty and tax increases and retroactive tax claims;

  o exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over our international operations;

  o laws and policies of the United States affecting foreign trade, taxation and investment; and

  o the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the U.S.

WE MAY HAVE WRITEDOWNS OF OIL AND GAS PROPERTIES' CARRYING VALUE

Accounting rules require that we review periodically the carrying value of our oil and gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties. A writedown constitutes a charge to earnings, which does not impact our cash flow from operating activities.

Based primarily on our long-term outlook for future commodities prices, we recorded impairment charges of $196.4 million in the second quarter of 1999 and $87.8 million in the fourth quarter of 1998. For a further discussion of our accounting policies with respect to oil and gas properties, see Note 1 to the Consolidated Financial Statements.

WE COULD INCUR SUBSTANTIAL ENVIRONMENTAL LIABILITIES

We may incur significant costs and liabilities in order to comply with existing and future environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. For additional information concerning our environmental matters, see Other Business Matters -- Environmental Regulation.

OUR ACTIVITIES INVOLVE OPERATING HAZARDS AND UNINSURED RISKS

While we maintain insurance against certain of the risks normally associated with our operations, including, but not limited to explosions, pollution and fires, the occurrence of a significant event against which we are not fully insured could have a significant negative effect on our business.

WE ARE SUBJECT TO FINANCING AND INTEREST RATE EXPOSURE RISKS

Our business and operating results can be harmed by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, market perceptions of the oil and gas industry or the Company, or any reduction in our credit ratings.

OTHER BUSINESS MATTERS

WE FACE STIFF COMPETITION

We face competition in all aspects of our business, including, but not limited to, acquiring reserves, leases, licenses and concessions; obtaining goods, services and labor needed to conduct operations and manage the Company; and marketing oil and gas. Our competitors include multinational energy companies, government-owned oil and gas companies, other independent producers and individual producers and operators. Many of our competitors have greater financial and other resources than the Company.

CRUDE OIL AND NATURAL GAS ARE SUBJECT TO EXTENSIVE REGULATION

The petroleum industry is subject to various types of regulation throughout the world, including regulation in the United States by state and federal agencies. Domestic legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both state and federal, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and which may carry substantial penalties for non-compliance. Although the regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects profitability, generally these burdens do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry with similar types, quantities and locations of production. While we are a party to several regulatory proceedings before governmental agencies arising in the ordinary course of business, we do not believe that the outcome of such proceedings will have a material adverse affect on our operations or financial condition.

Set forth below is a general description of certain state and federal regulations that affect our operations.

STATE REGULATION. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which we operate also have statutes and regulations governing the conservation of oil and gas and the prevention of waste, including the unitization or pooling of oil and gas properties and rates of production from oil and gas wells. Rates of production may be regulated through the establishment of maximum daily production allowables on a market demand or conservation basis or both.

In addition to regulatory oil and gas production, numerous states have implemented statutory and regulatory initiatives requiring local distribution companies ("LDCs") to develop (to various degrees) unbundled transportation and related service options and rates. Typically, these programs are designed to allow the LDCs' commercial, industrial, and, with increasing frequency, residential customers to have access to transportation service on the LDC, coupled with an ability to select third-party city-gate gas suppliers. Similarly, several states are also addressing the unbundling of the retail electric markets, ranging from the consideration of initial unbundling proposals to permitting, in varying degrees, the implementation of programs allowing direct retail access. These developments have already led a number of industry participants to redirect significant marketing resources to these emerging energy markets.

FEDERAL REGULATION. A portion of our oil and gas leases are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS"), both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, Army Corps of Engineers and Environmental Protection Agency), lessees must obtain a permit from the BLM or the MMS prior to the commencement of drilling.

The interstate transportation and sale for resale of gas are regulated by the Federal Energy Regulatory Commission ("FERC"). Commencing in 1985 and continuing with the issuance of Order No. 636 in 1992, the FERC promulgated a series of orders and regulations that significantly fostered competition in the business of transporting and marketing gas. These orders and regulations induced, and ultimately required, interstate pipeline companies to provide nondiscriminatory transportation services to producers, marketers, and other shippers, regardless of whether shippers were affiliated with an interstate pipeline company. The FERC's initiatives have led to the development of a competitive, unregulated, open access market for gas purchases and sales that permits all purchasers of gas to buy gas directly from third-party sellers other than the pipelines.

On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases, requires, interstate gas pipelines to make certain changes to the nature of interstate transportation services. We do not expect to experience any adverse material effect as a result of these changes, although the full impact of Order No. 637 on our performance cannot be determined at this time. The changes permitted or required by Order No. 637 attempt to continue the development of competitive gas markets under the open access regime created by Order No. 636. These changes include, INTER ALIA: (1) elimination, for a two-year period, of the rate cap that applies to sales of released firm transportation capacity by pipelines' firm shippers; (2) the adoption by pipelines of seasonal or term-differentiated rates; (3) revisions to pipeline scheduling procedures that are designed to put capacity released by firm shippers on a more equal footing with capacity sales by pipelines; and (4) additional reporting requirements that seek to increase the ability of the FERC and interested parties to monitor the actions of pipelines and firm capacity holders and detect attempts market power or to engage in unduly discriminatory conduct.

FERC's regulation of electric transmission facilities may also have a significant impact on the natural gas industry. In 1996, FERC's issuance of Order Nos. 888 and 889 resulted in the unbundling of the wholesale electric industry and the initiation of open-access electric transmission. Moreover, in its recently issued Order No. 2000, FERC again expressed its continued commitment to the development of the wholesale transmission market, this time through the creation of Regional Transmission Organizations. These developments represent an evolution in Open-Access transmission and are intended to facilitate a more robust wholesale electric market. Today, as utilities search for new sources of competitively-priced generation, numerous new generation facilities are either planned or already being constructed. Many of these new facilities are gas-fired, leading to a recent trend in the construction of new pipelines and the expansion of existing ones.

ENVIRONMENTAL REGULATION

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect our operations and costs. In particular, our oil and gas exploration, development, production and secondary and tertiary recovery operations, activities in connection with storage and transportation of liquid hydrocarbons and use of facilities for treating, processing, recovering or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the cost of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. We have expended significant resources, both financial and managerial, to comply with environmental regulations and permitting requirements and anticipate that we will continue to do so in the future in order to comply with increasingly stricter industry and regulatory safety standards such as those described below. Although we believe our operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations and we cannot assure you that we will not incur significant costs and liabilities in the future. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from our operations, could result in substantial costs and liabilities in the future. Although the resulting costs cannot be accurately estimated at this time, these requirements and risks typically apply to companies with types, quantities and locations of production similar to ours and to the oil and gas industry in general.

OFFSHORE PRODUCTION. Our offshore oil and gas operations are subject to regulations of the United States Department of the Interior, the Department of Transportation, the United States Environmental Protection Agency ("EPA") and certain state agencies. In particular, the Federal Water Pollution Control Act of 1972, as amended ("FWPCA"), imposes strict controls on the discharge of oil and its derivatives into navigable waters. The FWPCA provides for civil and criminal penalties for any discharges of petroleum in reportable quantities and, along with the Oil Pollution Act of 1990 and similar state laws, imposes substantial liability for the costs of oil removal, remediation and damages.

SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our operations, we have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". We may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed. Certain properties owned or used by us or our predecessors have been investigated under state and Federal Superfund statutes, and we have been and could be named a potentially responsible party ("PRP") for the cleanup of some of these sites.

Monterey agreed to indemnify and hold harmless the Company from and against any costs incurred in the future relating to environmental liabilities in respect to any property or interest located in California and formerly owned or operated by the former Western Division or its predecessors.

AIR EMISSIONS. Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, the 1990 Clean Air Act Amendments impose additional requirements that may affect operations, including permitting of existing sources and control of hazardous air pollutants. We have been and may in the future be subject to administrative enforcement actions for failure to comply strictly with air regulations or permits. These administrative actions are generally resolved by payment of a monetary penalty and correction of any identified deficiencies. Alternatively, regulatory agencies may require us to forego construction or operation of certain air emission sources.

OTHER. We are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

Although generally less stringent, our foreign operations are subject to similar foreign laws respecting environmental and worker safety matters.

INSURANCE COVERAGE MAINTAINED WITH RESPECT TO OPERATIONS

We maintain insurance policies covering our operations in amounts and areas of coverage normal for a company of our size in the oil and gas exploration and production industry. These include, but are not limited to, workers' compensation, employers' liability, automotive liability and general liability. In addition, umbrella liability and operator's extra expense policies are maintained. All such insurance is subject to normal deductible levels. We do not insure against all risks associated with our business either because insurance is not available or because we have elected not to insure due to prohibitive premium costs.

EMPLOYEES

At December 31, 1999, we had 1,408 total employees, including 865 foreign nationals working in Indonesia and Argentina. We believe that our relations with our employees are satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

The Company, its subsidiaries and other related companies are named defendants in several lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings cannot be predicted with certainty, in the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations and cash flows of any period, but would not be material to our consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 1999.

EXECUTIVE OFFICERS OF SANTA FE SNYDER

Listed below are the names, ages (as of February 1, 2000) and positions of all executive officers of Santa Fe Snyder (excluding executive officers who are also directors of Santa Fe Snyder, who are described in our proxy statement) and their business experience during the past five years. Each executive officer holds office until his or her successor is elected or appointed or until his or her earlier death, resignation or removal.

     HUGH L. BOYT, 54 President -- International since May 5, 1999. From April 1998 until May 1999, Mr. Boyt served as President and Chief Operating Officer. From March 1990 until April 1998, Mr. Boyt served as Senior Vice President -- Production.

     WILLIAM G. HARGETT, 50 President -- North America since May 5, 1999. From April 1997 until May 1999, Mr. Hargett served as President and Chief Operating Officer of Snyder Oil. From September 1994 until April 1997, Mr. Hargett served as President of Greenhill Petroleum Corporation.

     JANET F. CLARK, 45 Executive Vice President -- Corporate Development/Administration since May 5, 1999. From March 1998 until May 1999, Ms. Clark served as Senior Vice President, Chief Financial Officer and Treasurer. From January 1997 until March 1998, Ms. Clark served as Vice President and Chief Financial Officer. Ms. Clark was with Southcoast Capital Corporation from January 1994 until she joined Santa Fe. While with Southcoast Capital, Ms. Clark served as Vice President from January 1994 to June 1996 and as Director, Corporate Finance, from June 1996 to December 1996.

     MARK A. JACKSON, 45 Executive Vice President and Chief Financial Officer since May 5, 1999. From August 1997 until May 1999 Mr. Jackson served as Senior Vice President and Chief Financial Officer of Snyder Oil. Prior to joining Snyder Oil Mr. Jackson was with Apache Corporation from 1988 until August 1997 and held various positions including Vice President,

     Finance from May 1994 until March 1996 and Vice President and Chief Financial Officer from March 1996 until August 1997.

     TIMOTHY S. PARKER, 47 Executive Vice President -- Exploration since May 5, 1999. From January 1999 until May 1999, Mr. Parker served as Senior Vice President -- Exploration and Land. From April 1998 until January 1999, Mr. Parker served as Vice President -- Exploration and from September 1995 until April 1998 he served as Division Exploration Manager, International. Mr. Parker served as Corporate Exploration Manager from May 1994 until September 1995 and from 1988 until May 1994 he served as Division Manager, Exploration.

     DUANE C. RADTKE, 51 Executive Vice President -- Production since May 5, 1999. From April 1998 until May 1999, Mr. Radke served as Senior Vice President -- Production. From July 1993 to April 1998, Mr. Radtke served as President -- Santa Fe Energy Resources, Inc. Southeast Asia Companies.

     DAVID L. HICKS, 50 Vice President -- Law and General Counsel since March 1991.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Santa Fe Snyder common stock is listed for trading on the New York Stock Exchange and trades under the symbol SFS. The following table sets forth information as to the closing sales price per share of our common stock as quoted on the Consolidated Tape System of the New York Stock Exchange for each calendar quarter in 1999 and 1998.

                                           Price Range
-----------------------------------------------------------
                                         HIGH        LOW
-----------------------------------------------------------
                                           (in dollars)
1999
     First Quarter                        7.6250     4.8750
     Second Quarter                       9.3125     6.5625
     Third Quarter                       10.5625     8.1250
     Fourth Quarter                       9.3125     6.8125
1998
     First Quarter                        11.687      8.812
     Second Quarter                       11.562      9.375
     Third Quarter                        11.000      6.844
     Fourth Quarter                        9.187      5.375

Except for the distribution of shares of Monterey common stock in July 1997, we have not paid dividends on common stock since the third quarter of 1993. The determination of the amount of future cash dividends, if any, to be declared and paid is in the sole discretion of our Board of Directors and will depend on our financial condition, earnings and funds from operations, the level of capital and exploration expenditures, dividend restrictions in financing agreements, future business prospects and other matters as our Board of Directors deems relevant. For a discussion of certain restrictions on our ability to pay dividends, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and Note 9 to the Consolidated Financial Statements.

At December 31, 1999 we had approximately 28,600 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(IN MILLIONS OF DOLLARS, EXCEPT AS NOTED)

                                                      Year Ended December 31,
--------------------------------------------------------------------------------------------
                                         1999       1998       1997       1996       1995
--------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Revenues(a)                              510.3      290.7      514.1      582.3      447.8
  Impairment of oil and gas
     properties                            196.4       87.8     --           57.4       30.2
  Merger related costs                      16.8     --         --         --         --
  Income (loss) from operations           (128.8)    (154.3)     110.2       88.5       52.3
  Income (loss) before extraordinary
     items                                (120.7)     (98.7)      54.7       42.4       26.6
  Extraordinary items -- debt
     extinguishment costs                   (4.2)    --         --           (6.0)    --
  Net income (loss)                       (124.9)     (98.7)      54.7       36.4       26.6
  Earnings (loss) attributable to
     common shares                        (124.9)     (98.7)      42.7      (10.8)      11.8
  Basic and diluted per share data
     (in dollars)
       Before extraordinary item            (.79)      (.96)       .43       (.05)       .13
       Extraordinary item -- debt
          extinguishment costs              (.03)    --         --           (.07)    --
       Per common share                     (.82)      (.96)       .43       (.12)       .13
  Weighted average shares outstanding
     (in millions)                         152.9      102.6       98.6       90.6       90.2
BALANCE SHEET DATA (AT PERIOD END)
  Properties and equipment, net(a)       1,657.1      718.3      649.7      909.8      889.5
  Total assets(a)                        1,862.8      859.0      788.9    1,129.1    1,073.8
  Long-term debt                           629.4      330.6      121.7      278.5      344.4
  Convertible preferred stock             --         --         --           19.7       80.0
  Shareholders' equity                     741.2      348.4      454.7      526.8      437.7

------------

(a) The increase in 1999 in revenues, properties and equipment, net and total assets primarily reflect the effect of the Merger (see Note 2 to the Consolidated Financial Statements). The decrease in such amounts in 1997 primarily reflect the spin off of Monterey (see Note 3 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our U.S. core areas are the Gulf of Mexico, the Permian Basin and the Rocky Mountains. Our international core areas are Southeast Asia and South America. We also have oil production, and conduct some exploration operations, in West Africa.

On May 5, 1999 Snyder Oil was merged with and into Santa Fe Energy and the Company's name was changed to Santa Fe Snyder Corporation. The producing properties that we acquired in the Merger are entirely located in the U.S., primarily in the Gulf of Mexico and the Rocky Mountains. The Merger is described in Note 2 to the Consolidated Financial Statements. The consolidated financial statements for the year ended December 31, 1999 include eight months of results attributable to the properties acquired in the Merger.

As described in Note 3 to the Consolidated Financial Statements, we completed the spin off of Monterey on July 25, 1997. The consolidated financial statements for the year ended December 31, 1997 include seven months of Monterey's results.

RESULTS OF OPERATIONS

The following table reflects the components of our oil and gas revenues:

                                           Year Ended December 31,
----------------------------------------------------------------------
                                         1999       1998       1997
----------------------------------------------------------------------
OIL
  SALES VOLUMES (MBBLS/DAY)
     Domestic                               24.9       21.2       50.3
     Argentina                               5.2        5.4        4.9
     Indonesia                              14.6       12.3        4.3
     Gabon                                   3.0        1.8         --
                                       ---------  ---------  ---------
                                            47.7       40.7       59.5
                                       =========  =========  =========
  SALES PRICES ($/BBL)
     Unhedged
       Domestic                            16.49      11.60      16.32
       Argentina                           16.89      10.73      16.93
       Indonesia                           17.42      11.91      17.58
       Gabon                               19.13      11.59         --
       Total                               16.99      11.58      16.46
     Hedged                                16.84      11.74      16.56
  REVENUES ($ MILLIONS)
     Sales
       Domestic                            150.2       89.4      299.9
       Argentina                            31.8       21.3       30.5
       Indonesia                            92.9       53.4       27.4
       Gabon                                21.2        7.7         --
                                       ---------  ---------  ---------
                                           296.1      171.8      357.8
     Hedging                                (2.5)       2.5        2.2
     Net Profits Payments                   (1.4)      (3.0)      (4.3)
                                       ---------  ---------  ---------
                                           292.2      171.3      355.7
                                       =========  =========  =========

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                           Year Ended December 31,
----------------------------------------------------------------------
                                         1999       1998       1997
----------------------------------------------------------------------
GAS
  SALES VOLUMES (MMCF/DAY)
     Domestic                              263.5      152.1      154.8
     Argentina                              26.0       25.7       21.4
     Indonesia                                .2         .2         .3
                                       ---------  ---------  ---------
                                           289.7      178.0      176.5
                                       =========  =========  =========
  SALES PRICES ($/MCF)
     Unhedged
       Domestic                             2.23       2.01       2.37
       Argentina                            1.24       1.30       1.30
       Indonesia                            1.16       1.01       1.04
       Total                                2.14       1.91       2.23
     Hedged                                 2.11       1.91       2.23
  REVENUES($ MILLIONS)
     Sales
       Domestic                            214.0      111.7      133.7
       Argentina                            11.8       12.2       10.1
       Indonesia                              .1         .1         .1
                                       ---------  ---------  ---------
                                           225.9      124.0      143.9
     Hedging                                (3.0)        --         --
     Net Profits Payments                   (5.6)      (4.9)      (5.8)
                                       ---------  ---------  ---------
                                           217.3      119.1      138.1
                                       =========  =========  =========

The following table sets forth our revenues and costs and expenses (excluding impairment of oil and gas properties and merger related costs) on a BOE basis:

                                           Year Ended December 31,
----------------------------------------------------------------------
                                         1999       1998       1997
----------------------------------------------------------------------
                                 (In Dollars Per BOE, except as noted)
Production -- MMBOE                         35.1       25.7       32.4
                                       =========  =========  =========
Revenues                                   14.56      11.33      15.83
                                       ---------  ---------  ---------
Production costs                            3.77       4.38       4.89
Production and other taxes                   .76        .63        .67
Cost of crude oil purchased               --         --            .68
General and administrative                   .75        .77        .87
Financing costs, net(a)                     1.04        .34(b)     .45
                                       ---------  ---------  ---------
                                            6.32       6.12       7.56
                                       ---------  ---------  ---------
     Operating margin                       8.24       5.21       8.27
Exploration                                 1.55       2.77       1.51
Depletion, depreciation and
  amortization                              5.30       5.30       3.93
Loss (gain) on disposition of assets         .02        .06       (.11)
                                       ---------  ---------  ---------
     Pre-tax margin                         1.37      (2.92)      2.94
                                       =========  =========  =========

------------

a) Reflects interest expense less amounts capitalized and interest income.

b) Includes $0.18 per BOE ($4.7 million) of interest income related to federal income tax audit refunds.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Total revenues for 1999 of $510.3 million were 76% higher than in 1998, primarily reflecting higher realized prices for oil and gas and increased production. Our increased production was primarily due to the contribution of the properties acquired in the Merger and other producing property acquisitions (collectively the "Acquired Properties"). Our average sales price for oil increased 43%, from $11.74 per barrel in 1998 to $16.84 per barrel in 1999, and the average sales price for gas increased 10%, from $1.91 per Mcf in 1998 to $2.11 per Mcf in 1999. Oil production increased 17%, from 40.7 MBbls per day in 1998 to 47.7 MBbls per day in 1999, primarily reflecting production from the Acquired Properties of 4.3 MBbls per day as well as increases of 2.3 MBbls per day in Indonesia and 1.2 MBbls per day in Gabon. Gas production increased 63%, from 178.0 MMcf per day in 1998 to 289.7 MMcf per day in 1999, primarily reflecting production from the Acquired Properties of 101.4 MMcf per day. Realized oil prices for 1999 were reduced $0.15 per barrel by hedging losses compared to a $0.16 increase in 1998 realized prices due to hedging gains. Realized gas sales prices in 1999 were reduced by a $0.03 per Mcf hedging loss. The Company did not hedge gas sales in 1998.

Costs and expenses increased from $445.0 million in 1998 to $639.1 million in 1999. Production costs, depletion, depreciation and amortization ("DD&A"), general and administrative and production and other taxes increased primarily reflecting costs attributable to the Merger and the Acquired Properties. Production costs decreased from $4.38 per BOE in 1998 to $3.77 per BOE in 1999, principally reflecting the effect of costs per BOE attributable to the Acquired Properties. Exploration costs decreased $16.9 million in 1999, primarily reflecting a $17.5 million decrease in dry hole costs. Merger related expenses in 1999 include $1.9 million of severance and relocation costs and $9.6 million of costs related to the acceleration of certain compensation plans and other benefits.

In 1999 we evaluated the recovery of our long-lived assets and determined that the estimated future undiscounted cash flows were below the carrying value of certain oil and gas properties in the U.S., resulting in an impairment of $196.4 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved with the properties and our long-term outlook for future commodity prices. The impairments recognized in 1998 related to certain producing properties and unproven leaseholds in the Gulf of Mexico. For an explanation of such impairment, see the following discussion that compares the results of operations for the years 1998 and 1997.

Interest income decreased $5.1 million, due to the inclusion in 1998 of interest income from federal income tax audits. Current year interest expense increased $21.6 million reflecting the assumption of $219.0 million in debt in the Merger and increased borrowings under our credit facility. Income taxes for 1998 included a $6.0 million benefit related to the favorable settlement of an audit and a $2.4 million benefit related to an income tax refund.

The extraordinary item recognized in 1999 relates to the write-off of certain debt issue costs and prepayment penalties incurred in connection with the retirement of certain debt, net of $2.3 million in related income tax benefit. See -- Liquidity and Capital Resources.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Total revenues for 1998 of $290.7 million were 43% lower than 1997, due to lower prices for oil and gas which were down 30% and 14%, respectively and the contribution of Monterey for seven months of 1997. Monterey contributed $180.8 million in oil and gas revenues in 1997. Our oil production for 1998 decreased 31% to 40.7 MBbls per day from 59.5 MBbls per day in 1997. The production decrease was due to Monterey's contribution of 29.2 MBbls per day in 1997, partially offset by an increase of 10.4 MBbls per day which was attributable to new production from the Mudi, N. Geragai and Makmur fields in Indonesia and the Tchatamba field in Gabon, the acquisition of an additional working interest in the Mudi field and a full year of production from the Tupungato field in Argentina. Gas production increased to 178.0 MMcf per day in 1998 compared with
176.5 MMcf per day for the same period in 1997. Gas production from new wells in Southeast New Mexico, the Gulf of Mexico and Argentina more than offset the loss of production from natural production declines, property sales and weather-related disruptions in the Gulf of Mexico. Oil prices in 1998 averaged $11.74 per barrel, including a $0.16 per barrel hedging benefit, compared with $16.56 per barrel, including a $0.10 per barrel hedging benefit in 1997. Gas prices in 1998 averaged $1.91 per Mcf, compared with an average of $2.23 per Mcf in 1997.

Production costs for the year ended December 31, 1998 decreased to $112.5 million from $158.9 million in 1997 principally due to Monterey's contribution of $71.3 million for the first seven months of 1997 partially offset by increased oil and gas production, as noted above. Production costs decreased to $4.38 per BOE from $4.89 per BOE in 1997 primarily due to Monterey's production for the first seven months of 1997. Exploration expense in 1998 increased to $71.1 million from $49.1 million in 1997, primarily due to dry hole costs in Cote d'Ivoire, China and Ecuador and seismic programs in China and Gabon. DD&A for 1998 increased to $136.1 million from $127.8 million for the same period of 1997 primarily due to increased production, but was partially offset by Monterey's contribution of $22.3 million for the first seven months of 1997. DD&A per BOE increased to $5.30 from $3.93 in 1997 due to new production from higher cost properties in the Gulf of Mexico and Monterey's contribution in 1997 at $2.07 per BOE.

Impairments of $87.8 million were recorded in 1998 primarily on producing oil and gas properties and unproven leasehold in the Gulf of Mexico. The impairments of oil and gas properties were primarily the result of lower oil and gas prices. The oil and gas impairment tests were based on estimates of future cash flows using an initial WTI spot oil price and an initial New York Mercantile Exchange ("NYMEX") gas price based on quoted forward market prices which were moderately escalated and included no forward sales. Future cash flows at December 31, 1998 were based on our estimate of proved reserves and, in the case of two fields where waterflood projects will be implemented, risk-adjusted probable reserves. Probable reserves were reduced by risk factors for the inherently higher risk associated with the ultimate recovery of these reserves. If the cash flows from probable reserves had not been included in the impairment test, the amount of the impairment would have increased by $17.0 million for 1998. The probable reserves associated with the two waterflood projects require approval from state authorities and interest owners and will involve the expenditure of approximately $8 million in the year 2000 and $7 million in the following two years. We intend to expend this capital and have the financial resources to do so. We charge accumulated amortization with the remaining basis of individually insignificant unproved leasehold deemed to have no future value. The impairments of unproved leasehold in the amount of $18.4 million recorded during 1998 were associated with substantially all leases on the Gulf of Mexico shelf and certain individually significant leases in the flex trend of the Gulf of Mexico. Based primarily on unsuccessful drilling results to date, a thorough technical review of flex trend leases and the current commodity price environment, we decided not to commit additional capital to further explore on these leases.

Interest income for 1998 included $4.7 million related to refunds on federal income tax audits. Interest expense decreased by $1.8 million in 1998 primarily due to Monterey's contribution of $11.7 million for the first seven months of 1997 and was partially offset by an increase in borrowings in 1998. Income taxes for 1998 included a $6.0 million benefit related to the favorable settlement of an audit and a $2.4 million benefit related to an anticipated income tax refund. The preferred dividend requirement decreased $3.6 million in 1998 due to the purchase and conversion of all of our outstanding preferred stock, which included the Convertible Preferred Stock, 7% Series (the "7% Preferred") and the $.732 Series A Convertible Preferred (the "DECS"). In November 1996 we purchased 3.8 million of the outstanding shares of our 7% Preferred for $24.50 per share. In the second quarter of 1997, we converted the remaining 1.2 million outstanding shares of 7% Preferred for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a noncash reduction in earnings to common shares (which is reflected as a convertible preferred premium in the Statement of Operations) of $8.4 million in 1997. Also, in the second quarter of 1997, we converted all 10.7 million outstanding shares of our DECS into 9.1 million shares of common stock which had no effect on earnings to common shares.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES. In 1999, our primary needs for cash were for exploration, development and acquisition of oil and gas properties. We spent $521.1 million for capital expenditures in 1999, including

$263.7 million related to the acquisition of producing oil and gas properties. In 2000 we expect to spend approximately $340 million on E&D Programs and approximately $230 million on the acquisition of producing oil and gas properties. Because the actual amounts expended in the future and the results therefrom will be influenced by numerous factors, including many beyond our control, no assurances can be given as to the amounts that will be expended. The Board of Directors has authorized the purchase of up to $50 million of our common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. From December 1997 through year-end 1998, we purchased 1.3 million common shares for $12.0 million and in 1999 1.6 million shares were purchased for $11.6 million. In early 2000 we purchased an additional 1.2 million common shares for $8.8 million.

CAPITAL RESOURCES. Our principal capital resources in 1999 consisted of cash flow from operating activities of $296.4 million, including $99.3 million relating to a crude oil forward sale contract, $55.8 million in borrowings under the Credit Facility, $108.0 (net of underwriting discounts) from an equity offering of common stock, and $23.4 million of proceeds from the issuance of the Senior Notes in excess of the amount used to retire our 11% Senior Subordinated Debentures. See Note 9 to the Consolidated Financial Statements. At December 31, 1999, there were $629.4 million in borrowings outstanding, all of which were classified as long-term debt on the balance sheet since we have the ability and intend to refinance on a long-term basis. At December 31, 1999 one letter of credit for $20.2 million was outstanding under the Credit Facility.

Concurrent with the closing of the Merger we entered into a $500.0 million credit facility (the "Credit Facility") which was amended in November 1999 to increase the amount available to $600.0 million. The Credit Facility consists of a $450.0 million five-year tranche and a renewable $150.0 million 364-day tranche. The Credit Facility bears interest, at our option, at LIBOR or prime rates plus applicable margins dependent upon our credit rating and certain financial ratios. Borrowings under the Credit Facility are unsecured. At December 31, 1999, $320.0 million in borrowings were outstanding under the Credit Facility. The weighted average interest rate with respect to borrowings under the Credit Facility during 1999 was 6.3%.

In connection with the Merger, Santa Fe Snyder assumed Snyder Oil's $175.0 million of 8.75% Senior Subordinated Notes (the "Subordinated Notes") due June 15, 2007. The Subordinated Notes are redeemable on or after June 15, 2002, initially at 104.375% of principal and at prices declining to 100% of principal on or after June 15, 2005. The Subordinated Notes are general unsecured obligations. Also in connection with the Merger, we assumed $44.0 million of long-term debt outstanding under the terms of Snyder Oil's revolving credit facility, which was repaid with funds borrowed under the Credit Facility.

In June 1999 the Company filed a shelf registration statement with the Securities and Exchange Commission under which, for a period of two years, we may sell different types of securities in one or more offerings up to a total amount of $500 million. Utilizing the shelf registration statement, we may offer and sell; (i) unsecured debt securities consisting of senior notes and debentures and subordinated notes and debentures and/or other unsecured evidences of indebtedness in one or more series; (ii) shares of preferred stock, in one or more series, which may be convertible or exchangeable for common stock or debt securities; and (iii) shares of common stock. During 1999 we issued $125 million of senior notes and sold 12.6 million shares of common stock in a public offering for $114.6 million under the shelf registration.

In June 1999 we issued $125 million of 8.05% Senior Notes due 2004 (the "Senior Notes") to replace our $100.0 million of 11% Senior Subordinated Debentures.
The Senior Notes were issued for 98.758% of face value and we received total proceeds of $121.6 million after deducting related costs and expenses of $1.9 million. In connection with the Senior Notes offering, we executed two forward treasury lock agreements (the "Treasury Locks") to mitigate interest rate risk during the issuance of the Senior Notes. Upon the issuance of the Senior Notes, the Treasury Locks were terminated, resulting in proceeds totaling $3.1 million, which will be recognized as a component of interest expense over the life of the Senior Notes.

The Credit Facility and the indentures for the Subordinated Notes and the Senior Notes include covenants that restrict our ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at December 31, 1999 we could incur $616 million of additional indebtedness, of which $280 million could be borrowed under the Credit Facility, and could pay dividends and/or repurchase common stock of up to $83 million.

In addition to the Credit Facility, we have short-term uncommitted lines of credit which are used to meet short-term cash needs. At December 31, 1999 we had two lines of credit and in February 2000 a third line of credit was added. Under two of the lines of credit we may borrow up to $20.0 million and $10.0 million, respectively, and under the other line of credit the amount available (up to $25.0 million) varies with the amount outstanding under the Credit Facility. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Facility when compared to the prime rate, which would be required for short-term (less than 30 days) borrowings. As of December 31, 1999, there was $10.8 million in borrowings outstanding under short-term facilities.

In connection with the retirement of certain debt in 1999 we recorded a $4.2 million extraordinary loss, net of $2.3 million of taxes. The extraordinary loss represents the write-off of certain debt issue costs and prepayment penalties pertaining to the retirement of the Debentures, net of related tax benefits.

In August 1999, we entered into an oil forward sales contract, under the terms of which we will deliver a total of 6.2 million barrels of oil to the purchaser, at specified monthly volumes, during the period from October 1999 through August 2002. In consideration we received a prepayment of $99.3 million, after deducting arrangement and other related costs. The prepayment is recognized in earnings when the oil is delivered. The balance of the prepayment related to undelivered oil is reflected on the consolidated balance sheet under the caption Deferred Revenues.

Also in August 1999, we completed a $114.6 million equity offering of 12.65 million shares of Santa Fe Snyder common stock receiving $108.0 million after deducting the underwriting discount. The proceeds from these transactions were used to fund the previously discussed acquisition of Gulf of Mexico deepwater properties.

As a result of the Merger, we acquired interests in two foreign energy companies which are listed on the London Stock Exchange. In November 1999 we sold our interest in Cairn Energy plc for $24.7 million. Our investment in SOCO International plc ("SOCO") is classified as an available-for-sale security and is included in Other Assets in the consolidated balance sheet at December 31, 1999 (see Note 7 to the Consolidated Financial Statements).

In January 2000 we increased our working interest in two recently acquired offshore Gulf of Mexico fields by purchasing Marathon Oil Company's working interest for $160.0 million. To finance a portion of this acquisition, we entered into an oil forward sales contract. Under the terms of the contract, we will deliver a total of 4.2 million barrels of oil to the purchaser, at specified monthly volumes, during the period from February 2000 through August 2002. In consideration, we received a prepaid amount of $74.6 million, after deducting arrangement and other related costs. The balance of the prepayment related to undelivered oil will be shown on the consolidated balance sheet under the caption Deferred Revenues. The remainder of the purchase price was paid utilizing the Credit Facility.

At February 29, 2000 we had $455.0 million outstanding under the Credit Facility and $21.5 million outstanding under our short-term lines of credit. At that date letters of credit outstanding totaled $27.3 million. The increase in outstanding debt from year-end 1999 primarily reflects the purchase of working interests from Marathon.

Historically we have funded our operations and exploration and development capital spending programs with cash flow from operations and borrowings under bank credit facilities and funded acquisitions with cash flow from operations, bank debt, public debt, equity offerings and forward sales of production. We believe we will be able to fund our anticipated capital requirements for 2000 from the same or similar sources.

ENVIRONMENTAL MATTERS. Almost all phases of our oil and gas operations are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. We have expended significant financial and managerial resources to comply with such regulations and believe our operations and facilities are in general compliance with applicable environmental regulations, however, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from our operations, could result in significant costs and liabilities in the future. As we have done in the past, we intend to fund the cost of environmental compliance from operating cash flows. See Part I, Items 1. and 2. Business and Properties, Other Business
Matters -- Environmental Regulation and Note 14 to the Consolidated Financial Statements.

DIVIDENDS. The determination of the amount of future cash dividends, if any, to be declared and paid on our common stock is at the sole discretion of our Board of Directors and is dependent on financial condition, earnings and available funds from operations, level of capital and exploration expenditures, dividend restrictions as set forth in financing agreements, future business prospects and other matters that our Board deems relevant.

YEAR 2000. Many computer systems were built using software that processes transactions using two digits to represent the year. This type of software generally required modifications to function properly with dates after December 31, 1999 (or, to become "Y2K compliant"). To date, we have not encountered any significant problems, have not incurred any unexpected costs and do not expect any Y2K problems to arise in the future. We estimate the total cost related to our Y2K compliance effort to be approximately $1.7 million, of which $0.5 million was capitalized, which was funded by cash from operations or borrowings under the Credit Facility.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below.

COMMODITY PRICE RISK

We produce and sell oil and gas. As a result, our financial results can be materially affected as these commodity prices fluctuate widely in response to changing market factors. Oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. In 1999 our actual average oil sales price (unhedged) received ranged from a low of $10.85 per barrel in the first quarter to a high of $21.70 per barrel in the fourth quarter. Our average oil sales price (unhedged) received in January 2000 was $23.34 per barrel. The price of gas fluctuates due to weather conditions, the level of gas in storage, the relative balance between supply and demand and other economic factors. Our actual average sales price received in 1999 for gas (unhedged) ranged from a low of $1.59 per Mcf in the first quarter to a high of $2.36 per Mcf in the third quarter. Our average gas price received in January 2000 was $2.04 per Mcf.

Based on operating results for the last six months of 1999, we estimate that on an annualized basis a $1.00 per barrel increase or decrease in our average oil sales price would result in a corresponding $12.3 million change in net income and a $15.7 million change in cash flow from operating activities, and a $0.10 per Mcf increase or decrease in our average gas sales price would result in a corresponding $7.8 million change in net income and an $11.7 million change in cash flow from operating activities. These estimates do not give effect to changes in any other factors, such as the effect of our hedging program, debt levels and related interest expense, reserve levels or the level of capital expenditures, that might result from a change in oil and gas prices.

From time to time we hedge a portion of our oil and gas sales to provide a certain minimum level of cash flow. While the hedges are generally intended to reduce our exposure to declines in market price, our gain from increases in market price may be limited. We use various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. The instruments we utilize differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

Oil sales hedges resulted in a $2.5 million decrease in revenues in 1999 and increases of $2.5 million and $2.2 million in 1998 and 1997, respectively. At December 31, 1999 we had open oil sales hedges on an average of 11,000 barrels per day through December 31, 2000. The instruments used have an average floor of $20.20 per barrel and an average ceiling of $25.06 per barrel. If the aggregate average of the applicable daily settlement prices is below the floor, we will receive a settlement based on difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, we will be required to pay an amount based on the difference. Based on the December 31, 1999 settlement price of the applicable NYMEX futures contracts, our unrealized loss with respect to such hedges at December 31, 1999 was $1.8 million. The actual gains or losses realized from these hedges may vary significantly due to the volatility of the futures markets and other indices.

At January 31, 2000 we had open oil sales hedges on an average of 17,300 barrels per day through December 31, 2000. The instruments used have an average floor of $20.19 per barrel and an average ceiling of $25.12 per barrel.

In addition to oil sales hedges, we have entered into two forward sales contracts which cover approximately 9.6 million barrels of our oil production during the period from February 2000 until August 2002. These contracts are discussed in Liquidity and Capital Resources.

Gas sales hedges resulted in a $3.0 million reduction in gas revenues in 1999. We had no gas sales hedges in 1998 or 1997 and currently have no open gas sales hedges. We have a long-term gas swap agreement that was entered into by Snyder Oil in 1994 to lock in the price difference between the Rocky Mountain and Henry Hub prices on 20,000 MMBtu per day of Rocky Mountain gas production through 2004. The gas swap agreement had no effect on gas revenues for the full year 1999. The unrealized gain with respect to the gas swap agreement at December 31, 1999 was $2.2 million.

INTEREST RATE RISK

Our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. To date, we have not deemed it necessary to enter into any financial instruments, such as interest rate swaps, because interest rates have remained at historically low levels.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We intend to implement the provisions of SFAS 133 beginning January 1, 2001.

SFAS 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We have not yet determined the impact that the adoption of SFAS 133 will have on earnings, financial position or cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements listed under Item 14 (a)(1) on page 30 and the Supplemental Information to Consolidated Financial Statements (Unaudited) on page 59. Information required by schedules required under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the portion of Item 10 relating to the Executive Officers of the Registrant, which is included in Part 1 of this Report, the information called for by Items 10 through 14 is incorporated by reference from the Company's definitive Proxy Statement, which involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K. Such definitive Proxy Statement shall be filed with the Securities and Exchange Commission not later than April 29, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

                                                                         PAGE
                                                                         ----
 (1) Consolidated Financial Statements

     Report of Management                                                 31
     Report of Independent Accountants                                    32
     Consolidated Statement of Operations --
       Years Ended December 31, 1999, 1998 and 1997                       33
     Consolidated Balance
      Sheet -- December 31, 1999 and 1998                                 34
     Consolidated Statement of Cash Flows --
       Years Ended December 31, 1999, 1998 and 1997                       35
     Consolidated Statement of Comprehensive Income --
       Years Ended December 31, 1999, 1998 and 1997                       36
     Consolidated Statement of Shareholders' Equity --
       Years Ended December 31, 1999, 1998 and 1997                       37
     Notes to Consolidated Financial Statements                           38
 (2) Financial Statement Schedules

     All schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

 (3) Exhibits

     See Index of Exhibits on page 68 for a description of the exhibits filed as a part of this report.

(b)  Reports on Form 8-K

     Not applicable.

                              REPORT OF MANAGEMENT

To the Stockholders of Santa Fe Snyder Corporation:

Management of Santa Fe Snyder is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. These statements were prepared in accordance with generally accepted accounting principles and fairly present the transactions and financial position of the Company. The financial statements include amounts that are based on management's best estimates and judgments.

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

           James L. Payne                                Mark A. Jackson
Chief Executive Officer and Director              Executive Vice President and
    (Principal Executive Officer)                    Chief Financial Officer
                                                  (Principal Financial Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Santa Fe Snyder Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Santa Fe Snyder Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 28, 2000

SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(In Millions of Dollars, except as noted)

                                           Year Ended December 31,
----------------------------------------------------------------------
                                         1999       1998       1997
----------------------------------------------------------------------
Revenues
  Crude oil and liquids                $   292.2  $   171.3  $   355.7
  Natural gas                              217.3      119.1      138.1
  Crude oil purchased                     --         --           20.5
  Other                                       .8         .3        (.2)
                                       ---------  ---------  ---------
                                           510.3      290.7      514.1
                                       ---------  ---------  ---------
Costs and Expenses
  Production costs                         132.1      112.5      158.9
  Production and other taxes                26.6       16.3       21.6
  Cost of crude oil purchased             --         --           22.0
  Exploration                               54.2       71.1       49.1
  Depletion, depreciation and
     amortization                          185.8      136.1      127.8
  Impairment of oil and gas
     properties                            196.4       87.8     --
  General and administrative                26.2       19.7       28.1
  Merger related costs                      16.8     --         --
  Loss (gain) on disposition of
     assets                                  1.0        1.5       (3.6)
                                       ---------  ---------  ---------
                                           639.1      445.0      403.9
                                       ---------  ---------  ---------
Income (Loss) from Operations             (128.8)    (154.3)     110.2
  Interest income                            1.1        6.2        2.5
  Interest expense                         (43.6)     (22.0)     (23.8)
  Interest capitalized                       6.0        7.2        6.7
                                       ---------  ---------  ---------
Income (Loss) Before Income Taxes,
  Minority Interest and Extraordinary
  Item                                    (165.3)    (162.9)      95.6
  Current income tax (expense)
     benefit                                 1.6       11.4       (8.9)
  Deferred income tax (expense)
     benefit                                43.0       52.8      (27.3)
                                       ---------  ---------  ---------
Income (Loss) Before Minority
  Interest and Extraordinary Item         (120.7)     (98.7)      59.4
  Minority interest in Monterey
     Resources, Inc.                      --         --           (4.7)
                                       ---------  ---------  ---------
Income (Loss) Before Extraordinary
  Item                                    (120.7)     (98.7)      54.7
  Extraordinary item -- debt
     extinguishment costs                   (4.2)    --         --
                                       ---------  ---------  ---------
Net Income (Loss)                         (124.9)     (98.7)      54.7
  Preferred dividend requirement          --         --           (3.6)
  Convertible preferred repurchase
     premium                              --         --           (8.4)
                                       ---------  ---------  ---------
Earnings (Loss) Attributable to
  Common Shares                        $  (124.9) $   (98.7) $    42.7
                                       =========  =========  =========
Earnings (Loss) per Common Share,
  basic and diluted (in dollars)
  Before extraordinary item            $    (.79) $    (.96) $     .43
  Extraordinary item -- debt
     extinguishment costs                   (.03)    --         --
                                       ---------  ---------  ---------
  Per common share                     $    (.82) $    (.96) $     .43
                                       =========  =========  =========
Weighted Average Shares Outstanding
  (in millions)                            152.9      102.6       98.6
                                       =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED BALANCE SHEET
(In Millions of Dollars)

                                           December 31,
-----------------------------------------------------------
                                         1999       1998
-----------------------------------------------------------
               ASSETS
Current Assets
  Cash and cash equivalents            $     6.0  $    12.1
  Accounts receivable                      106.6       53.2
  Inventories                               25.5       19.0
  Other current assets                      35.0       31.7
                                       ---------  ---------
                                           173.1      116.0
                                       ---------  ---------
Properties and equipment, at cost
  Oil and gas (successful efforts
     method of accounting)               3,134.9    1,940.0
  Other                                     53.2       37.0
                                       ---------  ---------
                                         3,188.1    1,977.0
  Accumulated depletion,
     depreciation, amortization and
     impairment                         (1,531.0)  (1,258.7)
                                       ---------  ---------
                                         1,657.1      718.3
                                       ---------  ---------
Other Assets
  Deferred income taxes                   --           13.5
  Other assets                              32.6       11.2
                                       ---------  ---------
                                            32.6       24.7
                                       ---------  ---------
                                       $ 1,862.8  $   859.0
                                       =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                     $   200.4  $   123.3
  Income taxes payable                       1.3        1.2
  Interest payable                           2.1        1.9
  Other current liabilities                 36.1       12.8
                                       ---------  ---------
                                           239.9      139.2
                                       ---------  ---------
Long-Term Debt                             629.4      330.6
                                       ---------  ---------
Deferred Revenues                          104.8        3.6
                                       ---------  ---------
Other Long-Term Obligations                 70.1       37.2
                                       ---------  ---------
Deferred Income Taxes                       77.4     --
                                       ---------  ---------
Commitments and Contingencies (Note
  14)
Shareholders' Equity
  Preferred stock, $0.01 par value,
     50.0 million shares authorized
     in 1999, 38.1 million shares
     authorized in 1998, none issued      --         --
  Common stock, $0.01 par value,
     500.0 million shares authorized
     in 1999, 200.0 million shares
     authorized in 1998                      1.8        1.0
  Paid-in capital                        1,247.4      728.2
  Accumulated deficit                     (498.5)    (372.5)
  Accumulated other comprehensive
     income                                  1.3     --
  Treasury stock, at cost                  (10.8)      (6.8)
  Unamortized restricted stock awards     --           (1.5)
                                       ---------  ---------
                                           741.2      348.4
                                       ---------  ---------
                                       $ 1,862.8  $   859.0
                                       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions of Dollars)

                                           Year Ended December 31,
----------------------------------------------------------------------
                                         1999       1998       1997
----------------------------------------------------------------------
Operating Activities
  Net income (loss)                    $  (124.9) $   (98.7) $    54.7
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Depletion, depreciation and
          amortization                     185.8      136.1      127.8
       Impairment of oil and gas
          properties                       196.4       87.8     --
       Deferred income taxes               (43.0)     (52.8)      27.3
       Loss (gain) on disposition of
          oil and gas properties             1.0        1.5       (3.6)
       Exploratory dry hole costs           20.9       38.4       23.7
       Minority interest in Monterey
          Resources, Inc.                 --         --            4.7
       Other                                 7.6        3.9        5.7
     Changes in operating assets and
       liabilities (net of
       acquisitions):
       Decrease (increase) in
          accounts receivable              (38.0)      20.6       11.3
       Decrease (increase) in
          inventories                       (5.5)      (2.6)      (2.3)
       Increase (decrease) in
          accounts payable                  16.7      (16.0)      15.3
       Increase (decrease) in income
          taxes payable                       .1       (5.3)     (15.0)
       Increase (decrease) in
          interest payable                  (5.7)        .5        1.7
       Increase (decrease) in
          deferred revenues                 98.4        (.1)       (.3)
       Change in other assets and
          liabilities                      (13.4)       1.8        3.6
                                       ---------  ---------  ---------
  Net cash provided by operating
     activities                            296.4      115.1      254.6
                                       ---------  ---------  ---------
Investing activities
  Capital expenditures                    (255.9)    (191.9)    (218.6)
  Acquisition of Snyder Oil
     Corporation, net of cash
     acquired                               (1.5)    --         --
  Acquisition of producing properties     (263.7)    (117.6)    (197.8)
  Proceeds from disposition of assets       36.8        2.0       40.8
                                       ---------  ---------  ---------
  Net cash used in investing
     activities                           (484.3)    (307.5)    (375.6)
                                       ---------  ---------  ---------
Financing Activities
  Issuance of common stock                 108.0        1.6        2.8
  Net change in long-term lines of
     credit                                 55.8      208.9      118.2
  Issuance of 8.05% senior notes           123.4     --         --
  Retirement of 11% senior
     subordinated debentures              (100.0)    --         --
  Cash dividends paid                     --         --           (8.5)
  Treasury stock purchased                 (11.6)     (11.6)      (0.5)
  Treasury stock reissued                    6.2     --         --
                                       ---------  ---------  ---------
  Net cash provided by financing
     activities                            181.8      198.9      112.0
                                       ---------  ---------  ---------
  Net Increase (Decrease) in Cash and
     Cash Equivalents                       (6.1)       6.5       (9.0)
  Cash and Cash Equivalents at
     Beginning of Period                    12.1        5.6       14.6
                                       ---------  ---------  ---------
  Cash and Cash Equivalents at End of
     Period                            $     6.0  $    12.1  $     5.6
                                       =========  =========  =========
Supplemental Disclosure of Cash Flow
  Information
  Interest paid                        $    52.3  $    21.1  $    11.5
  Income taxes paid                    $     5.0  $     5.2  $    17.8

  The accompanying notes an are integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions of Dollars)

                                           Year Ended December 31,
----------------------------------------------------------------------
                                         1999       1998       1997
----------------------------------------------------------------------
Earnings (Loss) Attributable to
  Common Shares                        $  (124.9) $   (98.7) $    42.7
                                       ---------  ---------  ---------
Other Comprehensive Income
  Unrealized holding gain on
     securities                              2.1     --         --
  Deferred income taxes                      (.8)    --         --
                                       ---------  ---------  ---------
                                             1.3     --         --
                                       ---------  ---------  ---------
Comprehensive Income (Loss)            $  (123.6) $   (98.7) $    42.7
                                       =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Shares and Dollars In Millions)

                                              1999                1998                1997
------------------------------------------------------------------------------------------------
                                        SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
------------------------------------------------------------------------------------------------
$.732 SERIES A CONVERTIBLE PREFERRED
STOCK
  Balance, beginning of year             --       $--        --       $--        10.7     $91.4
  Conversion to common stock                                                    (10.7)    (91.4)
                                        ------    ------    ------    ------    ------    ------
  Balance, end of year                   --        --        --        --        --        --
                                        ======    ------    ======    ------    ======    ------
COMMON STOCK
  Balance, beginning of year            103.0       1.0     103.0       1.0      91.0       0.9
  Issuances of common stock
    Acquisition of Snyder Oil Company    68.8       0.7      --        --        --        --
    Public offering                      12.6       0.1      --        --        --        --
    Employee stock compensation and
      savings plans                      --        --        --        --         0.7      --
    Conversion of $.732 Series A
      preferred stock                    --        --        --        --         9.1       0.1
    Conversion of convertible
      preferred
      stock, 7% series                   --        --        --        --         2.2      --
                                        ------    ------    ------    ------    ------    ------
  Balance, end of year                  184.4       1.8     103.0       1.0     103.0       1.0
                                        ======    ------    ======    ------    ======    ------
PAID-IN CAPITAL
  Balance, beginning of year                      728.2               728.2               601.3
  Issuances of common stock
    Acquisition of Snyder Oil Company             411.4                --                  --
    Public offering                               107.8                --                  --
    Employee stock compensation and
      savings plans                                --                  --                   7.6
    Conversion of $.732 Series A
      preferred stock                              --                  --                  91.3
    Conversion of convertible
      preferred
      stock, 7% series                             --                  --                  28.0
                                                  ------              ------              ------
  Balance, end of year                            1,247.4             728.2               728.2
                                                  ------              ------              ------
ACCUMULATED DEFICIT
  Balance, beginning of year                      (372.5)             (273.2)             (166.5)
  Net income (loss)                               (124.9)             (98.7)               54.7
  Common stock issuances related to
    employee stock compensation and
    savings plans                                  (1.1)               (0.6)               --
  Conversion of convertible
    preferred stock, 7% series                     --                  --                  (8.4)
  Dividends declared                               --                  --                  (3.6)
  Spin off of Monterey Resources,
    Inc.                                           --                  --                 (149.4)
                                                  ------              ------              ------
  Balance, end of year                            (498.5)             (372.5)             (273.2)
                                                  ------              ------              ------
ACCUMULATED OTHER COMPREHENSIVE
  INCOME
  Balance, beginning of year                       --                  --                  --
  Other comprehensive income                        1.3                --                  --
                                                  ------              ------              ------
  Balance, end of year                              1.3                --                  --
                                                  ------              ------              ------
TREASURY STOCK
  Balance, beginning of year             (0.8)     (6.8)     (0.1)     (0.6)     --        (0.3)
  Issuances related to employee stock
    compensation and savings plans        0.9       7.6       0.6       5.4      --         0.2
  Purchase of treasury stock             (1.6)    (11.6)     (1.3)    (11.6)     (0.1)     (0.5)
                                        ------    ------    ------    ------    ------    ------
  Balance, end of year                   (1.5)    (10.8)     (0.8)     (6.8)     (0.1)     (0.6)
                                        ======    ------    ======    ------    ======    ------
UNAMORTIZED RESTRICTED STOCK AWARDS
  Balance, beginning of year                       (1.5)               (0.7)               --
  Issuances related to employee stock
    compensation and savings plans                 (0.1)               (2.6)               (2.4)
  Amortization of restricted stock
    awards                                          1.6                 1.8                 1.7
                                                  ------              ------              ------
  Balance, end of year                             --                  (1.5)               (0.7)
                                                  ------              ------              ------
TOTAL SHAREHOLDERS' EQUITY                        $741.2              $348.4              $454.7
                                                  ======              ======              ======

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of Santa Fe Snyder Corporation ("Santa Fe Snyder" or the "Company") and its subsidiaries include the accounts of all wholly owned subsidiaries and Monterey Resources, Inc. ("Monterey") until its Spin Off in July 1997. Prior to Monterey's initial public offering in November 1996, the Company owned 100% of the outstanding common stock of Monterey. At December 31, 1996, the Company owned 82.8% of the outstanding common stock of Monterey. On July 25, 1997 the Company distributed pro rata to its common shareholders all of the shares of Monterey's common stock that it owned (the "Spin Off" -- see Note 3 -- Spin Off of Monterey Resources, Inc.).

Effective May 5, 1999, Snyder Oil Corporation ("Snyder Oil") was merged with and into Santa Fe Energy Resources, Inc. ("Santa Fe Energy"), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated January 13, 1999 (the "Merger"). In connection with the Merger, Santa Fe amended its Articles of Incorporation to change its name to Santa Fe Snyder Corporation and increased its authorized common stock and preferred stock to 500.0 million shares and 50.0 million shares, respectively. The Merger was accounted for as a purchase. See
Note 2 -- Merger with Snyder Oil Corporation.

All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year's presentation.

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

Depletion and depreciation of proved properties are computed on a field basis using the unit-of-production method based upon proved oil and gas reserves attributable to the field. Periodically, proved properties are reviewed to determine if the carrying value of the property exceeds the expected undiscounted future net cash flows from the operation of the property. Based on this review and the continuing evaluation of development plans, production data, economics and other factors, as appropriate, the Company records impairment (additional depletion and depreciation) to the extent that the carrying value of the property exceeds the fair value of the property on a discounted basis.

In 1999 and 1998 the Company recorded impairment charges of $196.4 million and $87.8 million, respectively. In 1999 the Company determined that the estimated future undiscounted cash flows were below the carrying value of certain oil and gas properties in the United States. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved with the properties and the Company's long-term outlook for future commodity prices. The impairments recorded in 1998 were primarily on producing oil and gas properties and unproven leasehold in the Gulf of Mexico and were primarily the result of lower oil and gas prices. The oil and gas impairment tests were based on estimates of future cash flows using an initial WTI spot oil price and an initial New York Mercantile Exchange ("NYMEX") gas price based on quoted forward market prices which were moderately escalated and included no forward sales. Future cash flows were based on the Company's estimate of proved reserves and, in 1998, risk-adjusted probable reserves. Probable reserves were reduced by risk factors for the inherently higher risk associated with the ultimate recovery of such

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

reserves. If cash flows from probable reserves had not been included in the impairment tests, the amount of the impairment would have increased by $17.0 million for 1998.

The value of undeveloped acreage is aggregated and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized to expense over the average holding period. The cost of properties determined to be productive is transferred to proved properties; the cost of properties determined to be nonproductive is charged to accumulated amortization. Additional amortization may be recognized based upon periodic assessment of prospect evaluation results. The previously discussed impairment amount for 1998 includes $18.4 million associated with substantially all leases on the Gulf of Mexico shelf and certain individually significant leases in the flex trend of the Gulf of Mexico. Based primarily on unsuccessful drilling results, a thorough technical review of flex trend leases and the current commodity price environment, the Company decided not to commit additional capital to further explore on such leases.

The Company provides for future abandonment and site restoration costs with respect to certain of its oil and gas properties. The Company estimates that with respect to these properties such future costs total approximately $28.9 million and such amount is being accrued over the expected life of the properties on a unit-of-production basis. At December 31, 1999 and 1998, accumulated depletion, depreciation, amortization and impairment included $17.0 million and $12.3 million, respectively, of such costs.

Maintenance and repairs are expensed as incurred; major renewals and improvements are capitalized. Gains and losses arising from sales of assets are included in income when incurred.

REVENUE RECOGNITION. Revenues from the sale of crude oil and liquids produced are generally recognized upon the passage of title, net of royalties and net profits interests.

Revenues from natural gas production are generally recorded using the entitlement method, net of royalties and net profits interests. Sales proceeds in excess of the Company's entitlement are included in Deferred Revenues and the Company's share of sales taken by others is included in Other Assets. At December 31, 1999 and 1998, the Company's deferred revenues for sales proceeds received in excess of the Company's entitlement were $10.3 million with respect to 5.1 MMcf and $3.2 million with respect to 2.5 MMcf, respectively, and the asset related to the Company's share of sales taken by others was $8.1 million with respect to 4.4 MMcf and $1.2 million with respect to 0.9 MMcf, respectively.

In August 1999 and January 2000 the Company entered into crude oil forward sales contracts under the terms of which the Company is obligated to deliver crude oil to the purchaser, based on specified monthly volumes, during the period October 1999 through August 2002. See Note 14 -- Commitments and Contingencies -- Crude Oil Sales Contracts.

Revenues from sales of crude oil purchased relate to the sales of low viscosity crude oil purchased and blended with certain of Monterey's high viscosity, low gravity crude oil production, either to facilitate pipeline transportation or to realize higher margins. The cost to purchase such crude oil is reflected as an expense.

PRICE RISK MANAGEMENT. The Company engages in price risk management activities for non-trading purposes. Derivative financial instruments (primarily fixed price swaps, collars and options) are utilized to hedge the impact of market fluctuations on natural gas and crude oil market prices. Gains and losses on derivative financial instruments are recognized in oil and gas revenues in the period in which the hedged production is sold. Gains and losses on hedging instruments that are closed prior to maturity are deferred and recognized in earnings over the period the hedged production is sold. The cash flow impact of hedging activities are reflected in Cash Provided by Operating Activities in the Consolidated Statement of Cash Flows. See Note 14 -- Commitments and Contingencies -- Oil and Gas Hedging.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

EARNINGS PER SHARE. The computation of earnings per share is discussed in Note 4 -- Earnings Per Share.

ACCOUNTS RECEIVABLE.   Accounts Receivable relates primarily to sales of oil and
gas and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1999 and 1998 the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $2.1 million and $1.6 million, respectively. Accounts receivable totalling $1.1 million and $0.3 million were written off as uncollectible in 1998 and 1997, respectively. The allowance was increased by $0.5 million in 1999 as a result of the Merger and by $0.5 million in 1997 by a charge to expense.

INVENTORIES. Inventories are generally valued at the lower of cost (average price or first-in, first-out) or market. Crude oil inventories at December 31, 1999 and 1998 were $9.8 million and $5.7 million, respectively, and materials and supplies inventories at such dates were $15.7 million and $13.3 million, respectively.

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

USE OF ESTIMATES. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the periods in which certain items of revenue and expense are included. The Company's most significant financial estimates are related to the Company's proved oil and gas reserves (see Supplemental Information to Consolidated Financial Statements). Actual results may differ from such estimates.

COMPREHENSIVE INCOME. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity. In 1998 and 1997, the Company had no comprehensive income other than net income.

NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, is effective for fiscal years beginning after June 15, 2000. The Company intends to implement the provisions of SFAS 133 beginning January 1, 2001.

SFAS 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, statement of financial position or cash flows.

NOTE 2. MERGER WITH SNYDER OIL CORPORATION. Effective May 5, 1999, Snyder Oil was merged with and into Santa Fe Energy pursuant to an Agreement and Plan of Merger dated January 13, 1999. In connection with the Merger, Santa Fe Energy amended its Articles of Incorporation to change its name to Santa Fe Snyder Corporation. In the Merger each issued and outstanding share of common stock of Snyder Oil was converted into 2.05 shares of common stock of Santa Fe Snyder. The exchange ratio was determined through arm's length negotiations between the parties. The Merger has been accounted for as a purchase and the results of operations of the acquired company are included in Santa Fe Snyder's results of operations effective May 1, 1999.

To consummate the Merger, Santa Fe Snyder issued 68.8 million shares of common stock, assumed the long-term debt and other liabilities of Snyder Oil and incurred other Merger-related costs. In addition, the Company recorded a deferred income tax liability with respect to the difference between the book and tax basis in the assets acquired. Such amounts are set forth in the following table, in millions of dollars:

Cash costs                                   1.5
Common stock                               412.1
Long-term debt assumed                     219.0
Liabilities assumed or accrued              96.7
Deferred income tax liability              135.4
                                       ---------
                                           864.7
                                       =========

Such amount was allocated to specific assets or charged to the Company's results of operations as follows, in millions of dollars:

Charged to assets acquired
  Property, plant and equipment            793.9
  Current assets                            16.8
  Other assets                              37.2
Charged to results of operations            16.8
                                       ---------
                                           864.7
                                       =========

The allocation of the purchase price to specific assets was based on certain estimates of fair values. At the time of the Merger the Company assumed or accrued the following $19.4 million of costs which were capitalized: (i) severance costs related to Snyder employees of $9.6 million; (ii) professional fees of $5.7 million; (iii) provisions for certain lease obligations for duplicate or unused facilities of $2.5 million; and (iv) other transition costs of $1.6 million. Subsequently the Company increased the accruals for professional fees and other transition costs by $0.3 million and $1.0 million, respectively. At December 31, 1999, after deducting payments made, the Company's accrued liabilities included $2.9 million with respect to severance costs and $0.3 million of costs with respect to lease obligations for duplicate or unused facilities.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following unaudited pro forma condensed income statement information has been prepared to give effect to the Merger as if such transaction had occurred at the beginning of the period presented. The historical results of operations have been adjusted to reflect the difference between Snyder Oil's historical depletion, depreciation and amortization and such expense calculated based on the value allocated to the assets acquired in the Merger. The information presented is not necessarily indicative of the results of future operations of the merged companies.

                                        Year Ended December 31,
----------------------------------------------------------------
                                         1999             1998
----------------------------------------------------------------
(In millions of dollars, except per
share data)                                   (Unaudited)
Revenues                                  550.1            429.0
Net loss before extraordinary items      (144.2)          (140.2)
Net loss                                 (148.4)          (140.2)
Basic and diluted loss per share           (.84)            (.82)

NOTE 3. SPIN OFF OF MONTEREY RESOURCES, INC. In 1996 the Company formed Monterey to assume the operations of the Company's Western Division (the "Western Division"), which conducted the Company's oil and gas operations in the State of California. In November 1996 Monterey sold 9.3 million shares of its common stock (17.2%) in an initial public offering. On July 25, 1997 the Company distributed pro rata to its common shareholders all of the shares of Monterey's common stock that it owned (82.8% of the outstanding Monterey common stock) by means of a tax-free distribution. Pursuant to the terms of a letter agreement dated June 13, 1996, upon consummation of the Spin Off, fees aggregating $3.3 million were paid by Monterey to Chase Securities Inc. and Petrie Parkman & Co., Inc. In addition, a fee of $0.4 million was paid to GKH Partners, L.P., of which $0.2 million was paid by the Company and $0.2 million was paid by Monterey. One of the Company's former directors was associated with Chase Securities and another current director is associated with GKH Partners.

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

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following table sets forth certain financial information for the Company, on an unaudited pro forma basis assuming that the Spin Off occurred January 1, 1997 (in millions of dollars, except per share amounts):

                                              YEAR ENDED
                                         DECEMBER 31, 1997 (1)
---------------------------------------------------------------
                                              (Unaudited)
Revenues                                         333.5
Income from operations                            60.3
Net income                                        35.0
Earnings to common shares                         23.0
Earnings per common share, basic and
  diluted                                         0.23

------------

(1) Costs and expenses related to the Spin Off of Monterey have been excluded from the year ended December 31, 1997 pro forma presentations as follows:
    (i) $2.0 million in pension curtailments and (ii) $0.6 million in compensation expenses; and (iii) $1.1 million in Spin Off related costs and expenses.

The Company recorded the following reductions on the balance sheet in 1997 as a result of the Spin Off of Monterey (in millions of dollars):

Current assets                              45.7
Property and equipment, net                537.5
Other assets                                 1.6
Current liabilities                         49.0
Long-term debt                             277.3
Other long-term obligations                  3.8
Deferred income taxes                       74.2
Minority interest in Monterey
  Resources, Inc.                           31.1
Shareholders' equity                       149.4

NOTE 4. EARNINGS PER SHARE. The following table sets forth the components of the Company's basic and diluted earnings per share calculations:

                                                             WEIGHTED
                                        EARNINGS (LOSS)       AVERAGE
                                        ATTRIBUTABLE TO    COMMON SHARES     PER SHARE
                                         COMMON SHARES      OUTSTANDING        AMOUNT
----------------------------------------------------------------------------------------
                                         ($/millions)       (millions)      (in dollars)
Year Ended December 31, 1999
     Basic and diluted before
       extraordinary item                    (120.7)           152.9             (.79)
     Basic and
       diluted -- extraordinary item           (4.2)           152.9             (.03)
                                        ---------------                     ------------
     Basic and diluted after
       extraordinary item                    (124.9)           152.9             (.82)
                                        ===============                     ============
Year Ended December 31, 1998
     Basic and diluted                        (98.7)           102.6             (.96)
                                        ===============    =============    ============
Year Ended December 31, 1997
     Basic                                     42.7             98.6
     Effect of dilutive stock options       --                   1.8
     Effect of dilutive performance
       awards                               --                    .2
                                        ---------------    -------------
     Basic and diluted                         42.7            100.6              .43
                                        ===============    =============    ============

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company had 5.1 million, 5.2 million and 1.4 million stock options outstanding in 1999, 1998 and 1997, respectively, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. The Company also had convertible preferred stock in 1997 and 1996 which was antidilutive. The Company reported a loss in 1999 and 1998 and, accordingly, the potential effects of dilutive stock options and performance awards were not included in the computation of diluted earnings per share as they are antidilutive.

NOTE 5. SANTA FE ENERGY TRUST. The Santa Fe Energy Trust (the "Trust") was formed in 1992 to hold 6.3 million Depository Units ("Depository Units"), each consisting of beneficial ownership of one unit of undivided interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation maturing on or about February 15, 2008, when the Trust will be liquidated. The assets of the Trust consist of certain oil and gas properties conveyed by the Company.

For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional support payments to the extent that it needs such payments to distribute $0.39 per Depository Unit per quarter. The source of such support payments is limited to the Company's remaining royalty interest in certain of the properties conveyed to the Trust. The aggregate amount of the additional royalty payments (net of any amounts recouped) is limited to $19.4 million on a revolving basis. If such support payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such support payments. Through the end of 1999, the Trust had received support payments totalling $4.2 million and the Company had recouped $3.9 million of such payments. In the first quarter of 1999 the Company recouped the remaining $0.3 million of support payments. Depending on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make the required quarterly distributions. In such instances the Company would be required to make support payments. At December 31, 1999 and 1998, accounts payable included $3.4 million and $2.6 million, respectively, due to the Trust.

NOTE 6. CASH FLOWS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's accrued accounts payable with respect to capital expenditures increased by $45.2 million in 1999, $29.9 million in 1998 and $7.2 million in 1997.

The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet at December 31, 1999 related to the Merger (in millions of dollars):

Accounts receivable                        15.4
Inventories                                 1.0
Accounts payable                           15.2
Interest payable                            5.9
Deferred revenues                           2.8
Long-term debt                            219.0
Other assets and liabilities               11.5
Common stock and paid-in capital          412.1

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet as of December 31, 1998, related to the acquisition of an additional interest in the Tuban Production Sharing Contract on the island of Java in Indonesia from Total S.A. (in millions of dollars):

                                        TOTAL S.A.
                                        ACQUISITION
---------------------------------------------------
Accounts receivable                         2.9
Inventories                                 1.9
Other assets                                3.4
Accounts payable                            3.4
Other long-term obligations                  .1
Deferred income taxes                        .9

The following balances represent noncash adjustments to the Company's Consolidated Balance Sheet as of December 31, 1997, related to Monterey's acquisition of McFarland Energy, the Company's Spin Off of Monterey and the Company's acquisition of interests in the Tupungato field in Argentina (in millions of dollars):

                                         MCFARLAND     MONTEREY     TUPUNGATO
                                        ACQUISITION    SPIN OFF    ACQUISITION     TOTAL
------------------------------------------------------------------------------------------
Accounts receivable                          7.0         (38.4)        1.3           (30.1)
Inventories                                   .3          (2.4)         .7            (1.4)
Accounts payable                              .5         (27.6)         .6           (26.5)
Income taxes payable                       --               .1       --                 .1
Interest payable                           --             (6.3)      --               (6.3)
Other assets and liabilities                ( .3)         10.1         1.2            11.0
Long-term debt                               2.3        (277.3)      --             (275.0)

NOTE 7. INVESTMENTS. As a result of the Merger, the Company acquired interests in two foreign energy companies which are listed on the London Stock Exchange. The Company's investment in Cairn Energy plc was sold in November 1999 for $24.7 million. The Company's investment in SOCO International plc ("SOCO") is classified as an available-for-sale security and such investment is reported at fair value, with unrealized gains and losses excluded from earnings and reported in Comprehensive Income. The Company's cost basis in its investment in SOCO is $7.0 million and at December 31, 1999 the fair value of such securities was $9.1 million. Accordingly, 1999 Comprehensive Income includes an unrealized gain of $2.1 million ($1.3 after deducting $0.8 million in deferred income taxes). The Company's investment in SOCO is included in Other Assets in the Consolidated Balance Sheet at December 31, 1999.

NOTE 8. INCOME TAXES. Tax years 1997 and 1998 are currently under audit. Certain state franchise tax returns for years 1984 through 1990 are currently under audit. In November 1996, the Company and Monterey executed a tax sharing agreement, which transferred to Monterey all obligations attributable to these franchise tax liabilities for such years.

Total pretax income (loss) for the years ended December 31, 1999, 1998 and 1997 was taxed under the following jurisdictions (in millions of dollars):

                                         1999       1998       1997
----------------------------------------------------------------------
Domestic                                  (193.4)    (126.1)      88.0
Foreign                                     28.1      (36.8)       7.6
                                       ---------  ---------  ---------
                                          (165.3)    (162.9)      95.6
                                       =========  =========  =========

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company's total income tax benefit (expense) for the years ended December 31, 1999, 1998 and 1997 consisted of the following items (in millions of dollars):

                                         1999       1998       1997
----------------------------------------------------------------------
Current
  U.S. federal                               6.3       11.2       (2.3)
  State                                       .1        2.1       (1.4)
  Foreign                                   (4.8)      (1.9)      (5.2)
                                       ---------  ---------  ---------
                                             1.6       11.4       (8.9)
                                       ---------  ---------  ---------
Deferred
     U.S. federal                           55.9       41.6      (26.7)
     State                                --         --            (.7)
     Foreign                               (12.9)      11.2         .1
                                       ---------  ---------  ---------
                                            43.0       52.8      (27.3)
                                       ---------  ---------  ---------
                                            44.6       64.2      (36.2)
                                       =========  =========  =========

The Company's deferred income tax (assets) liabilities at December 31, 1999 and 1998 are composed of the following differences between financial and tax reporting (in millions of dollars):

                                         1999       1998
-----------------------------------------------------------
Capitalized costs and write-offs           151.6       47.2
Foreign deferred liability                    .9     --
                                       ---------  ---------
Gross deferred tax liability               152.5       47.2
                                       ---------  ---------
Accruals not currently deductible for
  tax purposes                              (5.0)      (3.0)
Alternative minimum tax carryforwards      (18.8)     (16.9)
Net operating loss carryforwards           (50.7)     (26.6)
Foreign deferred asset                    --          (14.1)
Other                                        (.6)       (.1)
                                       ---------  ---------
Gross deferred tax assets                  (75.1)     (60.7)
                                       ---------  ---------
Deferred tax (asset) liability              77.4      (13.5)
                                       =========  =========

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A reconciliation of the Company's total income tax benefit (expense) computed by applying the statutory U.S. federal income tax rate to the Company's total income (loss) before income taxes minority interest and extraordinary item for the years ended December 31, 1999, 1998 and 1997 is presented in the following table (in millions of dollars):

                                         1999       1998       1997
----------------------------------------------------------------------
U.S. federal income tax benefit
(expense) at statutory rate                 57.8       57.0      (33.4)
Increase (reduction) resulting from:
  State income taxes, net of federal
     effect                                   .1        1.4       (1.4)
  Foreign income taxes in excess of
     (less than) U.S. rate                  (5.8)      (2.8)      (2.4)
  U.S. tax on foreign reinvested
     earnings                                (.8)       (.6)       (.5)
  Prior period tax adjustments              (6.7)       9.3     --
  Other                                   --            (.1)       1.5
                                       ---------  ---------  ---------
                                            44.6       64.2      (36.2)
                                       =========  =========  =========

As a result of the Merger, the Company succeeded to net operating loss carryforwards of $97.6 million. Such loss carryforwards are subject to Internal Revenue Code Section 382 limitations, which annually limit the amount of taxable income that can be offset by such carryforwards. Certain changes in the Company's shareholders may impose additional limitations. The majority of these carryforwards expire between 2006 and 2010.

NOTE 9. FINANCING AND DEBT. Long-term debt at December 31, 1999 and 1998 consisted of the following balances (in millions of dollars):

                                                 1999                      1998
----------------------------------------------------------------------------------------
                                        CURRENT     LONG-TERM     CURRENT     LONG-TERM
----------------------------------------------------------------------------------------
11% Senior Subordinated Debentures        --           --           --            99.6
8.05% Senior Notes                        --           123.6        --           --
8.75% Senior Subordinated Notes           --           175.0        --           --
Lines of credit borrowings                --           330.8        --           231.0
                                        --------    ----------    --------    ----------
                                          --           629.4        --           330.6
                                        ========    ==========    ========    ==========

Aggregate total maturities of long-term debt during the next five years are as follows: 2000 -- none; 2001 -- none; 2002 -- none; 2003 -- none; and
2004 -- $454.4 million.

In connection with the Merger, the Company assumed Snyder Oil's $175.0 million of 8.75% Senior Subordinated Notes (the "Subordinated Notes") due June 15, 2007. The Subordinated Notes are redeemable by the Company on or after June 15, 2002, initially at 104.375% of principal and at prices declining to 100% of principal on or after June 15, 2005. The Subordinated Notes are general unsecured obligations of the Company. Also, in connection with the Merger, the Company assumed $44.0 million of long-term debt outstanding under the terms of Snyder Oil's revolving credit facility, which was repaid with funds borrowed under the Credit Facility.

Concurrent with the closing of the Merger the Company entered into a $500.0 million credit facility (the "Credit Facility") which was amended in November 1999 to increase the amount available to $600.0 million. The Credit Facility consists of a $450.0 million five-year tranche which expires May 2004 and a renewable $150.0 million 364 day tranche. The Credit Facility bears interest, at the Company's option, at LIBOR or prime rates plus applicable margins dependent upon the Company's credit rating and certain financial ratios. Borrowings under the Credit Facility are unsecured. At December 31, 1999, the Company had $320.0 million in borrowings outstanding under the Credit Facility which were

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

classified as long-term debt on the balance sheet since the Company had the ability and intended to refinance such amounts on a long-term basis. The weighted average interest rate with respect to borrowings under the Credit Facility during 1999 was 6.3%.

At the time the Company entered into the Credit Facility, the Company had a revolving credit agreement (the "Credit Agreement") which matured May 15, 2003 and permitted the Company to obtain revolving credit loans and issue letters of credit having a maximum aggregate amount of $335.0 million. Amounts outstanding under the Credit Agreement was refinanced under the terms of the Credit Facility.

In June 1999 the Company issued $125.0 million of 8.05% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes were issued for 98.758% of face value and the Company received total proceeds of $121.6 million after deducting related costs and expenses of $1.9 million. The Senior Notes, which mature June 15, 2004, are redeemable, upon not less than thirty nor more than sixty days notice, as a whole or in part, at the option of the Company at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the applicable make-whole premium as determined by an independent investment banker and (iii) accrued and unpaid interest. The Senior Notes are general unsecured obligations of the Company.

At the time of the issuance of the Senior Notes, the Company had outstanding $100.0 million of 11% Senior Subordinated Debentures (the "Debentures") which matured May 15, 2004 and were redeemable at the option of the Company at prices set forth in the indenture for the Debentures. A portion of the net proceeds from the Senior Notes was used to retire the Debentures and to pay $5.5 million in accrued interest and prepayment penalties due upon retirement of such debt.

The Credit Facility and the indentures for the Senior Subordinated Notes and the Senior Notes include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at December 31, 1999 the Company could incur $615.8 million of additional indebtedness, of which $280.0 million could be borrowed under the Credit Facility, and could pay dividends and/or repurchase common stock of up to $83.1 million.

In addition to the Credit Facility, at December 31, 1999 the Company also had two short-term uncommitted lines of credit which are used to meet short-term cash needs. Under one line of credit the Company may borrow up to $20.0 million and under the other line of credit the amount available (up to $25.0 million) varies with the amount outstanding under the Credit Facility. Interest rates on borrowings under these lines of credit are typically lower than rates paid under the Credit Facility when compared to the prime rate, which would be required for short-term (less than 30 days) borrowings. As of December 31, 1999, the Company had $10.8 million in borrowings outstanding under these facilities, which were classified as long-term debt on the balance sheet since the Company has the ability and intends to refinance such amounts on a long-term basis.

In connection with the Senior Notes offering, the Company executed two forward treasury lock agreements (the "Treasury Locks") to mitigate interest rate risk during the issuance of the Senior Notes. Upon the issuance of the Senior Notes, the Treasury Locks were terminated resulting in proceeds to the Company totaling $3.1 million which amount has been deferred and will be recognized as a component of interest expense over the life of the Senior Notes.

In connection with the retirement of certain debt in 1999, the Company recorded a $4.2 million extraordinary loss, net of $2.3 million of taxes. The extraordinary loss represents the write-off of certain debt issue costs and prepayment penalties pertaining to the retirement of the Debentures, net of related tax benefits.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

At December 31, 1998, the Company had $225.0 million in borrowings outstanding under the Credit Agreement and $6.0 million in borrowings outstanding under short term lines of credit. Such borrowings were classified as long-term debt on the balance sheet since the Company had the ability and intended to refinance such amounts on a long-term basis.

The fair value of the Company's long-term debt at December 31, 1999 and 1998 was $627.4 million and $336.4 million, respectively. The fair value of the Company's 8.05% Senior Notes, 8.75% Senior Subordinated Notes and 11% Senior Subordinated Debentures is based on market prices. With respect to the Company's floating-rate debt, the carrying amount approximates fair value. The fair value set forth herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences, if any, of realization or settlement.

NOTE 10. SEGMENT INFORMATION. The principal business of the Company consists of the exploration, development and acquisition of oil and gas properties and the production and sale of crude oil and liquids and natural gas. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic area. The Company's reportable segments are the United States, Southeast Asia, South America, and West Africa.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources based principally on operating income or loss.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The table below presents information about the reported segments for the years ending December 31, 1999, 1998 and 1997. Other reconciling items include other corporate income and expenses, hedging activities and overhead costs not allocated to specific geographic areas. Asset information by reportable segment is not presented because such information is not a factor used by management to evaluate the performance of the segments.

                                                                  INCOME (LOSS)
                                                                  BEFORE INCOME      DEPLETION
                                                                 TAXES, MINORITY    DEPRECIATION
                                                    OPERATING     INTEREST AND      AMORTIZATION       GAIN (LOSS)
                                         TOTAL       INCOME       EXTRAORDINARY         AND         ON DISPOSITION OF
                                        REVENUES     (LOSS)           ITEM           IMPAIRMENT          ASSETS
---------------------------------------------------------------------------------------------------------------------
                                                                    (millions of dollars)
1999
United States                             365.4        (77.9)          (77.9)           325.5               1.8
Southeast Asia                             93.0         25.1            25.1             19.2           --
South America                              43.6         (8.0)           (8.0)            26.2              (2.5)
West Africa                                21.2          3.5             3.5              4.9           --
Other reconciling items                   (12.9)       (71.5)         (108.0)             6.4               (.3)
                                        --------    ---------    ---------------    ------------    ----------------
                                          510.3       (128.8)         (165.3)           382.2              (1.0)
                                        ========    =========    ===============    ============    ================
1998
United States                             194.3        (78.8)          (78.8)           179.4              (1.5)
Southeast Asia                             53.5        (14.5)          (14.5)            20.4           --
South America                              33.8         (6.2)           (6.2)            13.1           --
West Africa                                 7.7        (25.5)          (25.5)             2.4           --
Other reconciling items                     1.4        (29.3)          (37.9)             8.6           --
                                        --------    ---------    ---------------    ------------    ----------------
                                          290.7       (154.3)         (162.9)           223.9              (1.5)
                                        ========    =========    ===============    ============    ================
1997
United States                             443.7        127.5           127.5            106.0               3.6
Southeast Asia                             27.8         (2.9)           (2.9)             7.3           --
South America                              40.7         13.4            13.4              9.2           --
West Africa                               --            (1.7)           (1.7)             0.2           --
Other reconciling items                     1.9        (26.1)          (40.7)             5.1           --
                                        --------    ---------    ---------------    ------------    ----------------
                                          514.1        110.2            95.6            127.8               3.6
                                        ========    =========    ===============    ============    ================

For the year ended December 31, 1999 no individual purchaser accounted for 10% of the Company's consolidated revenues. For the year ended December 31, 1998 revenues from two purchasers accounted for 13% and 12%, respectively, of the Company's consolidated revenues and for the year ended December 31, 1997 one purchaser accounted for 11% of consolidated revenues. All of these amounts represent sales in the United States segment.

The following table represents enterprise-wide information for long-lived assets. These assets include net property and equipment and other long-term assets (in millions of dollars):

                                           December 31,
-----------------------------------------------------------
                                         1999       1998
-----------------------------------------------------------
United States                            1,352.0      419.4
Southeast Asia                             166.2      151.9
South America                              130.2      141.8
West Africa                                 41.3       29.9
                                       ---------  ---------
                                         1,689.7      743.0
                                       =========  =========

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 11. SHAREHOLDERS' EQUITY. CONVERTIBLE PREFERRED STOCK, 7% SERIES. In 1997, the Company converted the 1.2 million outstanding shares of Convertible Preferred Stock, 7% Series (the "7% Preferred") for 2.3 million shares of common stock. The conversion of the 7% Preferred resulted in a non-cash reduction in earnings to common shares which is reflected as an $8.4 million convertible preferred repurchase premium in the Statement of Operations.

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

COMMON STOCK. At December 31, 1999 the Company had 500.0 million shares authorized, 184.4 million shares issued, 182.9 million shares outstanding and
1.5 million shares in treasury. At December 31, 1998 the Company had 200.0 million shares authorized, 103.0 million shares issued, 102.2 million shares outstanding and 0.8 million shares in treasury.

TREASURY STOCK. The Company's Board of Directors has authorized the Company to buy back up to $50.0 million of its common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. In 1999, 1998 and 1997, the Company purchased 1.6 million shares,
1.3 million shares and 0.1 million shares, for $11.6 million, $11.6 million and $0.5 million, respectively. In 1999 and 1998 the Company issued 0.9 million shares and 0.6 million shares, respectively, of treasury stock in connection with outstanding stock options and to meet certain requirements with respect to employee benefit plans.

NOTE 12. STOCK OPTION PLANS. The Company has granted options and awards in the form of Restricted Stock, Bonus Stock, and Phantom Units, as such terms may be defined in the applicable plans, to its employees, officers and directors. Under the terms of the Santa Fe Snyder 1990 Incentive Stock Compensation Plan (the "1990 Plan") options and awards have been granted to officers, directors and key employees. Under the terms of the Santa Fe Snyder 1995 Incentive Stock Compensation Plan (the "1995 Plan"), the Company may grant options and awards with respect to not more than 1,000,000 shares of common stock per year to employees, other than executive officers, and directors. Under the terms of the Santa Fe Snyder 1999 Stock Compensation Retention Plan (the "Retention Plan"), awards in the form of Phantom Units may be made to certain executive officers. In addition, in connection with the Merger one-time grants were made to certain former employees and directors of Snyder Oil to replace options held under Snyder Oil's stock option plans. Collectively, these plans are referred to as the "Plans".

Options granted under the terms of the 1990 Plan and the 1995 Plan have been granted at the average market price on the date of grant and have a ten-year term with vesting periods ranging from six months to three years. Awards under the Retention Plan convert into common shares two years from the date of grant. The options granted to the former Snyder Oil employees and directors are vested and expire under the same terms as under the Snyder Oil stock option plans. As of December 31, 1999 no additional options or awards can be granted under the 1990 Plan, no shares were available for options

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

or awards under the 1995 Plan and 0.1 million Phantom Units were available for awards under the Retention Plan.

The following table summarizes the activity with respect to options and awards outstanding under the Plans during the years ended December 31, 1999, 1998 and 1997 (per share amounts in dollars):

                                                1999                       1998                       1997
--------------------------------------------------------------------------------------------------------------------
                                                     WEIGHTED                   WEIGHTED                   WEIGHTED
                                                      AVERAGE                   AVERAGE                    AVERAGE
                                         SHARES      EXERCISE      SHARES       EXERCISE      SHARES       EXERCISE
                                       (THOUSANDS)     PRICE     (THOUSANDS)     PRICE      (THOUSANDS)     PRICE
--------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         9,386.2        8.01       8,068.5         7.69       5,392.0        12.07
Grants                                   1,891.4        7.54       1,783.6         9.68         873.1         9.73
Merger grants                            4,451.0        7.74        --            --           --            --
Revaluation due to Spin Off               --           --           --            --          3,119.0         7.27
Cancellations                             (322.6)       9.81        (222.0)       11.29        (919.7)       11.31
Exercises                                 (976.2)       7.33        (243.9)        6.84        (395.9)        7.23
                                        --------                  --------                   --------
Outstanding at end of year              14,429.8        7.90       9,386.2         8.01       8,068.5         7.69
                                        ========                  ========                   ========
Exercisable at end of year              13,083.8                   6,560.9                    6,037.3
                                        ========                  ========                   ========
Weighted average fair value of
  options granted during the year                       4.85                       4.88                       5.73

The following table summarizes certain information with respect to options outstanding under the Plans at December 31, 1999 (per share amounts in dollars):

                                       Options Outstanding                   Options Exercisable
---------------------------------------------------------------------------------------------------
                                             WEIGHTED       WEIGHTED                      WEIGHTED
                                              AVERAGE        AVERAGE                       AVERAGE
                                             REMAINING      EXERCISE                      EXERCISE
                              SHARES        CONTRACTUAL       PRICE         SHARES          PRICE
RANGE OF EXERCISE PRICES    (THOUSANDS)        LIFE         PER SHARE     (THOUSANDS)     PER SHARE
---------------------------------------------------------------------------------------------------
2.75 to 5.99                  3,480.9        3.6 years         5.27         3,480.9          5.27
6.00 to 10.99                 9,600.9        5.5 years         8.22         8,254.9          8.29
11.00 to 14.25                1,348.0        4.7 years        12.41         1,348.0         12.32
                            -----------                                   -----------
                             14,429.8                                      13,083.8
                            ===========                                   ===========

During 1998 and 1997 the Company granted 0.1 million and 0.2 million, respectively, shares of restricted stock to certain employees and directors.

In each of 1998 and 1997 the Company issued 0.2 million shares of restricted stock under its incentive compensation plan. Such restricted shares vested one-third per year over a three year period and the value of such shares at the grant date was being amortized over the vesting period. The unamortized portion of the awards at December 31, 1998 was $1.5 million. As a result of the Merger, all such shares vested and the unamortized portion of the awards was charged to expense.

As a result of the Spin Off of Monterey in July 1997, all stock options outstanding at that time were adjusted to reflect the effect of the transaction on the value of the Company's common stock. The anti-

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

dilution formula utilized follows the Internal Revenue Service approved guidelines for adjusting Qualified Incentive Stock Options and took into account the average sales prices for the Company's common stock for a period of time before and after the Spin Off. As a result of the adjustment the number of options outstanding increased by a factor of 1.7045 and the strike price was reduced accordingly in order to preserve the value of either in the money or out of the money spread in existence at the time. The Company will receive the same overall consideration for the underlying securities upon exercise of the option. All outstanding Phantom Units were also adjusted utilizing the same formula. All other terms and conditions of the options and the Phantom Units remained unchanged.

The Company has elected to continue to account for stock-based compensation costs in accordance with APB Opinion No. 25. If the Company had elected to adopt the fair value method of accounting for options under SFAS No. 123, earnings
(loss) attributable to common shares and the related per share amounts would have been reduced as is reflected by the pro forma amounts in the following table (in millions of dollars, except per share data):

                                           Year Ended December 31,
----------------------------------------------------------------------
                                         1999       1998       1997
----------------------------------------------------------------------
AS REPORTED
  Earnings (loss) attributable to
     common shares                        (124.9)     (98.7)      42.7
  Earnings (loss) per common share,
     basic and diluted                      (.82)      (.96)       .43
PROFORMA
  Earnings (loss) attributable to
     common shares                        (133.3)    (102.4)      41.4
  Earnings (loss) per common share,
     basic and diluted                      (.87)     (1.00)       .42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected dividend yield - 0.0%; (ii) expected stock price volatility - 35% to 42%; (iii) risk-free interest rate - 5% to 7%; and (iv) expected life of options - 10 years.

NOTE 13. PENSION AND OTHER POSTRETIREMENT BENEFITS. The following disclosures regarding pension benefits represent the combination of three plans the Company offers its employees. These plans include (i) a defined benefit retirement plan (the "SFER Plan") covering substantially all salaried employees, (ii) a nonqualified supplemental plan (the "Supplemental Plan") which pays benefits to participants in the SFER Plan in those instances where the SFER Plan formula produces a benefit in excess of limits established by ERISA and The Tax Reform Act of 1986 and (iii) a pension plan for certain persons employed in foreign locations (the "Foreign Plan"). Disclosures regarding other benefits represent health care and life insurance benefits for substantially all employees who retire under the provisions of a Company-sponsored retirement plan and their dependents.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following table sets forth the status of those plans and benefits described above at December 31, 1999 and 1998 (in millions of dollars, except as noted):

                                         Pension Benefits       Other Benefits
---------------------------------------------------------------------------------
                                         1999       1998       1999       1998
---------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year                                      48.7       42.2        8.1        6.6
Service cost                                 2.4        1.7         .7         .4
Interest cost                                3.3        3.1         .6         .5
Contribution by plan participants         --         --         --             .1
Merger                                       3.1     --             .8     --
Actuarial (gain) loss                       (2.0)       3.8         .6        1.0
Benefits paid                               (2.2)      (2.1)       (.7)       (.5)
                                       ---------  ---------  ---------  ---------
Benefit obligation at end of year           53.3       48.7       10.1        8.1
                                       ---------  ---------  ---------  ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                         35.2       37.1     --         --
Actual return on plan assets                 6.0         .2     --         --
Company contribution                          .1     --             .6         .4
Contribution by plan participants         --         --             .1         .1
Benefits paid                               (2.2)      (2.1)       (.7)       (.5)
                                       ---------  ---------  ---------  ---------
Fair value of plan assets at end of
  year                                      39.1       35.2     --         --
                                       ---------  ---------  ---------  ---------
Funded status                              (14.2)     (13.5)     (10.1)      (8.1)
Contributions                                 .1     --             .1         .1
Unrecognized net (gain) loss                 (.5)       4.4         .8         .2
Unrecognized prior service cost               .4         .5     --         --
Unrecognized net transition (asset)
  obligation                                 (.4)       (.5)       2.1        2.3
                                       ---------  ---------  ---------  ---------
Prepaid (accrued) benefit cost             (14.6)      (9.1)      (7.1)      (5.5)
                                       =========  =========  =========  =========
WEIGHTED AVERAGE ASSUMPTIONS AT
  YEAR - END
Discount rate                              7.50%      6.75%      7.50%      6.75%
Expected return on plan assets             9.50%      9.50%
Rate of compensation increase              4.75%      4.75%      4.75%      4.75%
Health care trend rate                                           5.50%      6.00%

EFFECTS OF CHANGES IN ASSUMED HEALTH
  CARE COST TREND RATE
Effect of a one percentage point
  increase
  Effect on postretirement benefit
    obligation                                                     1.0         .7
  Effect on total of service and
    interest cost components                                        .2         .1
Effect of a one percentage point
  decrease
  Effect on postretirement benefit
    obligation                                                     (.8)       (.6)
  Effect on total of service and
    interest cost components                                       (.2)       (.1)

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                              Pension Plan                 Other Benefits
----------------------------------------------------------------------------------------------
                                        1999      1998      1997      1999      1998      1997
----------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT
  COST
Service cost                            2.4       1.7       1.9        .7        .4        .5
Interest cost                           3.3       3.1       3.2        .6        .5        .5
Expected return on plan assets         (3.2)     (3.4)     (3.3)     --        --        --
Amortization of transition obligation   --        --        (.1)       .2        .2        .2
Amortization of loss (gain)             --        (.1)      --        --        --        --
Curtailment charges (credits)           --        --        (2.4)     --        --         .3
                                        ----      ----      ----      ----      ----      ----
Net periodic (benefit) cost             2.5       1.3       (.7)      1.5       1.1       1.5
                                        ====      ====      ====      ====      ====      ====

The aggregate projected benefit obligation, the aggregate accumulated benefit obligation and the aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets were $53.3 million, $44.5 million and $39.1 million, respectively, as of December 31, 1999 and $48.7 million, $40.0 million and $35.2 million, respectively, as of December 31, 1998.

SAVINGS PLAN

The Company has a savings plan available to substantially all salaried employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The Company matches employee contributions for amounts up to 4% of each employee's base salary. In addition, if at the end of each fiscal year the Company's performance for such year has exceeded certain predetermined criteria, each participant will receive an additional matching contribution equal to 50% of the regular matching contribution. The Company's contributions to the 401(k) Plan, which are made in the form of the Company's common stock and charged to expense, totaled $1.6 million in 1999, $1.3 million in 1998 and $1.6 million in 1997.

The Company also has a savings plan with respect to certain personnel employed in foreign locations. The plan is an unsecured creditor of the Company and at December 31, 1999, and 1998 and 1997, the Company's liability with respect to the plan totaled $0.4 million, $0.3 million and $0.2 million, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES. OIL AND GAS HEDGING. From time to time the Company hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce the Company's exposure to declines in market price, the Company's gain from increases in market price may be limited. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

Crude oil sales hedges resulted in a $2.5 million decrease in revenues in 1999 and increases of $2.5 million and $2.2 million in 1998 and 1997, respectively. At December 31, 1999, the Company had open crude oil sales hedges on an average of 11,000 barrels per day through December 31, 2000. The instruments used have an average floor of $20.20 per barrel and an average ceiling of $25.06 per barrel.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Under the terms of the instruments, if the aggregate average of the applicable daily settlement prices is below the floor, the Company will receive a settlement based on the difference, and if the aggregate average of the applicable daily settlement prices is above the ceiling, the Company will be required to pay an amount based on the difference. Based on the December 31, 1999 settlement price of the applicable NYMEX futures contracts, the Company's unrealized loss with respect to such hedges at December 31, 1999 was $1.8 million. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of the futures markets and other indices.

At January 31, 2000 the Company had open oil sales hedges on an average of 17,300 barrels per day through December 31, 2000. The instruments used have an average floor of $20.19 per barrel and an average ceiling of $25.12 per barrel.

Natural gas sales hedges resulted in a $3.0 million reduction in revenues in 1999. The Company had no natural gas sales hedges in 1998 or 1997 and had no open natural gas sales hedges at December 31, 1999. The Company has a long-term gas swap agreement that was entered into by Snyder Oil in 1994 to lock in the price difference between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtus per day through 2004. The long-term gas swap agreement had no effect on revenues in 1999. The unrealized gain with respect to the swap agreement at December 31, 1999 was $2.2 million.

CRUDE OIL SALES CONTRACTS. In August 1999, the Company entered into a crude oil forward sales contract under the terms of which the Company is to deliver a total of 6.2 million barrels of crude oil to the purchaser, at specified monthly volumes, during the period from October 1999 through August 2002. In consideration the Company received a prepayment of $99.3 million, after deducting arrangement and other related costs. The prepayment is recognized in earnings when the crude oil is delivered. The balance of the prepayment related to undelivered crude oil is reflected on the balance sheet under the caption Deferred Revenues.

In January 2000, the Company entered into a crude oil forward sales contract under the terms of which the Company is to deliver a total of 4.2 million barrels of crude oil to the purchaser, at specified monthly volumes, during the period from February 2000 through August 2002. In consideration the Company received a prepayment of $74.6 million, after deducting arrangement and other related costs. The prepayment will be recognized in earnings when the crude oil is delivered. The balance of the prepayment related to undelivered crude oil will be reflected on the consolidated balance sheet under the caption Deferred Revenues. The proceeds from the prepayment were used to pay a portion of the $160.0 million purchase price of certain proved oil and gas properties acquired in January 2000.

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

OPERATING LEASES. The Company has noncancellable agreements with terms ranging from one to ten years to lease office space, office equipment and certain production equipment in foreign locations. Minimum rental payments due under the terms of these agreements are: 2000 - $22.3 million,

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2001 - $16.0 million, 2002 - $9.4 million, 2003 - $5.0 million, 2004 - $4.8 million and $21.6 million thereafter. Rental expense under the terms of noncancellable agreements totaled $17.3 million in 1999, $15.2 million in 1998 and $10.8 million in 1997.

OTHER MATTERS. In connection with the development of the Sierra Chata gas field in Argentina in which the Company has a 19.9% working interest, a gas contract with "take-or-pay" and "delivery-to-pay" obligations was executed in 1994 with a gas distribution company.

There are other claims and actions, including certain other environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations or cash flows of any period but are not believed to be material to the Company's consolidated financial position.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 16.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED).

                                         FIRST     SECOND      THIRD     FOURTH
                                        QUARTER    QUARTER    QUARTER    QUARTER     YEAR
------------------------------------------------------------------------------------------
                                              (millions of dollars, except as noted)
1999(a)
Revenues                                  68.2      112.3      157.0      172.8      510.3
Impairment of oil and gas properties      --        196.4       --         --        196.4
Merger related costs                      --         16.8       --         --         16.8
Gross profit (loss)(b)                    (6.8)    (191.5)      46.5       49.2     (102.6)
Loss (gain) on disposition of assets        .1         .1         .6         .2        1.0
Income (loss) from operations            (12.2)    (199.1)      40.0       42.5     (128.8)
Income (loss) before extraordinary
  items                                  (12.1)    (143.8)      16.4       18.8     (120.7)
Extraordinary item -- debt
  extinguishment costs                    --         (4.2)      --         --         (4.2)
Net income (loss)                        (12.1)    (148.0)      16.4       18.8     (124.9)
Earnings (loss) attributable to
  common shares                          (12.1)    (148.0)      16.4       18.8     (124.9)
Earnings (loss) attributable to
  common shares per share, basic and
  diluted (in dollars)(c)
     Earnings (loss) before
       extraordinary items                (.12)      (.99)       .09        .10       (.79)
     Extraordinary item                   --         (.03)      --         --         (.03)
     Earnings (loss) to common share      (.12)     (1.02)       .09        .10       (.82)
Weighted average shares outstanding
  (millions)                             102.2      145.3      178.8      184.2      152.9
1998
Revenues                                  68.8       77.7       75.8       68.4      290.7
Impairment of oil and gas properties      --         --         --         87.8       87.8
Gross profit (loss)(b)                     (.9)       5.3      (18.9)    (120.1)    (134.6)
Loss (gain) on disposition of assets      --          1.2         .2         .1        1.5
Income (loss) from operations             (5.3)        .7      (24.0)    (125.7)    (154.3)
Net Income (loss)                          (.3)        .4      (17.8)     (81.0)     (98.7)
Earnings (loss) attributable to
  common shares                            (.3)        .4      (17.8)     (81.0)     (98.7)
Earnings (loss) attributable to
  common shares per share, basic and
  diluted (in dollars)                    --         --         (.17)      (.79)      (.96)
Weighted average shares outstanding
  (millions)                             102.7      102.9      102.6      102.2      102.6

------------

(a) Includes the results of operations of the properties acquired in the Merger effective May 1, 1999.

(b) Revenues less operating expenses other than general and administrative.

(c) The sum of the per share amounts per quarter does not equal the year due to the changes in the average number of common shares outstanding.

SANTA FE SNYDER CORPORATION
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OIL AND GAS RESERVES AND RELATED FINANCIAL DATA

Information with respect to the Company's oil and gas producing activities is presented in the following tables. Reserve quantities as well as certain information regarding future production and discounted cash flows were determined by independent petroleum consultants, Ryder Scott Company, for all years presented, with the exception of the Company's reserves on the Jabung Block in Southeast Asia at December 31, 1998, which were prepared by the Company.

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

OIL AND GAS RESERVES

The following table sets forth the Company's net proved oil and gas reserves at December 31, 1996, 1997, 1998 and 1999 and the changes in net proved oil and gas reserves for the years ended December 31, 1997, 1998 and 1999.

                                                Crude Oil and Liquids (MMBbls)                       Natural Gas (Bcf)
---------------------------------------------------------------------------------------------------------------------------------
                                                SOUTHEAST    SOUTH       WEST                      SOUTHEAST     SOUTH
                                        U.S.      ASIA      AMERICA     AFRICA    TOTAL    U.S.       ASIA      AMERICA    TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Proved Reserves at December 31, 1996    275.3      8.9        15.3        --      299.5   232.8         .2        26.4      259.4
Revisions of previous estimates           6.9      2.2         2.1        --       11.2    22.7      --           16.4       39.1
Improved recovery techniques             10.6     --         --           --       10.6     --       --           --         --
Extensions, discoveries and other
  additions                               1.0     15.6         3.9         4.4     24.9    34.9      --            1.2       36.1
Purchases of minerals-in-place            3.9     --           6.4        --       10.3     7.0      --           --          7.0
Sales of minerals-in-place               --       --         --           --       --     (13.0)     --           --        (13.0)
Spin Off of Monterey Resources         (205.8)    --         --           --     (205.8)  (11.6)     --           --        (11.6)
Production                              (18.3)    (1.6)       (1.8)       --      (21.7)  (56.5)       (.1)       (7.8)     (64.4)
                                       ------   ------     -------      -------  -------  ------   -------      ------    -------
Proved Reserves at December 31, 1997     73.6     25.1        25.9         4.4    129.0   216.3        0.1        36.2      252.6
Revisions of previous estimates          (7.5)    11.7        (5.2)       --       (1.0)    9.4      --            6.3       15.7
Extensions, discoveries and other
  additions                               1.8     22.0         0.9         9.1     33.8    54.6      --            3.7       58.3
Purchases of minerals-in-place            1.3      6.4        13.9        --       21.6    18.8      --           --         18.8
Sales of minerals-in-place               --       --         --           --       --      (2.3)     --           --         (2.3)
Production                               (7.7)    (4.5)       (2.0)       (0.6)   (14.8)  (55.5)       (.1)       (9.4)     (65.0)
                                       ------   ------     -------      -------  -------  ------   -------      ------    -------
Proved Reserves at December 31, 1998     61.5     60.7        33.5        12.9    168.6   241.3      --           36.8      278.1
Revisions of previous estimates          17.8     (9.5)        2.5        (1.7)     9.1     3.7        (.4)       12.5       15.8
Improved recovery techniques             --       --            .7        --         .7     --       --             .4         .4
Extensions, discoveries and other
  additions                               2.0      9.2         1.6         0.3     13.1   145.8       99.1        23.9      268.8
Merger with Snyder Oil                   17.7     --         --           --       17.7   424.0      --           --        424.0
Purchases of minerals-in-place           19.2     --         --           --       19.2   172.2      --           --        172.2
Sales of minerals-in-place                (.2)    --         --           --        (.2)    (.5)     --           --          (.5)
Production                               (9.1)    (5.3)       (1.9)       (1.1)   (17.4)  (96.2)     --           (9.5)    (105.7)
                                       ------   ------     -------      -------  -------  ------   -------      ------    -------
Proved Reserves at December 31, 1999    108.9     55.1        36.4        10.4    210.8   890.3       98.7        64.1    1,053.1
                                       ======   ======     =======      =======  =======  ======   =======      ======    =======

SANTA FE SNYDER CORPORATION
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

                                                   Crude Oil and Liquids (MMBbls)                       Natural Gas (Bcf)
--------------------------------------------------------------------------------------------------------------------------------
                                                  SOUTHEAST     SOUTH        WEST                         SOUTHEAST      SOUTH
                                         U.S.       ASIA       AMERICA      AFRICA     TOTAL     U.S.        ASIA       AMERICA
--------------------------------------------------------------------------------------------------------------------------------
Proved Developed Reserves at December 31,
1996                                     224.1       6.5          8.5         --       239.1     193.6         .2         25.9
1997                                      68.0      21.8         15.2         --       105.0     184.8         .1         35.6
1998                                      56.5      39.5         12.3          1.8     110.1     194.8      --            35.0
1999                                      90.7      24.1         12.6          7.1     134.5     713.4      --            36.2

                                          TOTAL
-----------------------------------------------
Proved Developed Reserves at December 31,
1996                                      219.7
1997                                      220.5
1998                                      229.8
1999                                      749.6

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

Southeast Asia reserves include Indonesian reserves which represent an entitlement to gross reserves in accordance with a production sharing contract. These reserves include estimated quantities allocable to the Company for recovery of operating costs as well as quantities related to the Company's net equity share after recovery of costs. Accordingly, these quantities are subject to fluctuations with an inverse relationship to the price of oil. If oil prices increase, the reserve quantities attributable to the recovery of operating costs decline. Although this reduction would be offset partially by an increase in the net equity share, the overall effect would be a reduction of reserves attributable to the Company. The Company has certain commitments with respect to the delivery of natural gas which the Company believes it can fulfill from its proved reserves and supply contracts with other companies.

At December 31, 1999, 1.7 million barrels of crude oil reserves and 11.5 billion cubic feet of natural gas reserves were subject to a 90% net profits interest held by Santa Fe Energy Trust.

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

SANTA FE SNYDER CORPORATION
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

The standardized measure of future net cash flows relating to the Company's proved oil and gas reserve quantities at December 31, 1999, 1998 and 1997 is presented in the following tables (in millions of dollars, except as noted):

                                                   SOUTHEAST      SOUTH       WEST
                                         U.S.         ASIA       AMERICA     AFRICA      TOTAL
------------------------------------------------------------------------------------------------
1999
Future cash inflows                      4,391.4    1,632.4        908.1      254.7      7,186.6
Future development and production
  costs                                 (1,767.8)    (988.1)      (340.9)     (85.2)    (3,182.0)
Future income tax expenses                (576.1)    (233.6)      (143.7)     (58.8)    (1,012.2)
                                       ---------   ----------    --------    -------   ---------
    Net future cash flows                2,047.5      410.7        423.5      110.7      2,992.4
Discount at 10% for timing of cash
  flows                                   (936.7)    (202.0)      (199.1)     (25.1)    (1,362.9)
                                       ---------   ----------    --------    -------   ---------
Present value of future net cash
  flows from proved reserves             1,110.8      208.7        224.4       85.6      1,629.5
                                       =========   ==========    ========    =======   =========
Present value of pretax future net
  cash flows from proved reserves        1,423.1      325.1        298.3      131.2      2,177.7
                                       =========   ==========    ========    =======   =========
Average sales prices
    Oil ($/Barrel)                         23.24      23.97        22.78      24.47        23.38
    Natural gas ($/Mcf)                     2.13       3.66         1.23       --           2.22
                                                            (TABLES CONTINUED ON FOLLOWING PAGE)

SANTA FE SNYDER CORPORATION
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

                                                   SOUTHEAST      SOUTH       WEST
                                         U.S.         ASIA       AMERICA     AFRICA      TOTAL
------------------------------------------------------------------------------------------------
1998
Future cash inflows                      1,067.1      582.8        344.5      135.5      2,129.9
Future development and production
  costs                                   (535.7)    (378.9)      (250.6)     (94.9)    (1,260.1)
Future income tax expenses                 (31.5)     (18.7)       (16.1)      (4.2)       (70.5)
                                       ---------   ----------    --------    -------   ---------
    Net future cash flows                  499.9      185.2         77.8       36.4        799.3
Discount at 10% for timing of cash
  flows                                   (183.8)     (71.9)       (44.7)     (16.9)      (317.3)
                                       ---------   ----------    --------    -------   ---------
Present value of future net cash
  flows from proved reserves               316.1      113.3         33.1       19.5        482.0
                                       =========   ==========    ========    =======   =========
Present value of pretax future net
  cash flows from proved reserves          336.0      126.0         34.7       21.8        518.5
                                       =========   ==========    ========    =======   =========
Average sales prices
    Oil ($/Barrel)                          9.94      10.14         8.84      10.55         9.81
    Natural gas ($/Mcf)                     1.94      --            1.29       --           1.85

1997
Future cash inflows                      1,653.8      412.9        431.0       69.9      2,567.6
Future development and production
  costs                                   (775.5)    (225.3)      (266.4)     (49.6)    (1,316.8)
Future income tax expenses                (208.2)     (54.7)       (24.4)      (5.6)      (292.9)
                                       ---------   ----------    --------    -------   ---------
    Net future cash flows                  670.1      132.9        140.2       14.7        957.9
Discount at 10% for timing of cash
  flows                                   (259.2)     (55.0)       (61.0)      (3.0)      (378.2)
                                       ---------   ----------    --------    -------   ---------
Present value of future net cash
  flows from proved reserves               410.9       77.9         79.2       11.7        579.7
                                       =========   ==========    ========    =======   =========
Present value of pretax future net
  cash flows from proved reserves          538.6      111.9         93.1       16.1        759.7
                                       =========   ==========    ========    =======   =========
Average sales prices
    Oil ($/Barrel)                         16.30      16.59        14.96      16.00        16.06
    Natural gas ($/Mcf)                     2.26       1.05         1.21       --           2.11

SANTA FE SNYDER CORPORATION
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables set forth the changes in the present value of estimated future net cash flows from proved reserves during 1999, 1998 and 1997 (in millions of dollars):

                                                   SOUTHEAST      SOUTH       WEST
                                         U.S.         ASIA       AMERICA     AFRICA      TOTAL
------------------------------------------------------------------------------------------------
1999
Balance at beginning of year               316.1      113.3         33.1       19.5        482.0
                                       ---------   ----------    --------    -------   ---------
Increase (decrease) due to
    Sales of oil and gas, net of
      production costs of $153.6
      million                             (256.6)     (57.8)       (27.8)     (13.7)      (355.9)
    Net changes in prices and
      production costs                     406.9      291.2        265.9      115.0      1,079.0
    Extensions, discoveries and
      improved recovery                    114.1       72.0         14.1         .6        200.8
    Purchase of mineral-in-place           734.1      --           --          --          734.1
    Sales of minerals-in-place              (3.5)     --           --          --           (3.5)
    Development costs incurred             133.3       33.0         13.2       17.3        196.8
    Changes in estimated volumes            46.3     (146.2)         8.3      (13.7)      (105.3)
    Changes in estimated development
      costs                               (116.7)      (3.5)       (14.0)       1.3       (132.9)
    Interest factor -- accretion of
      discount                              29.2       10.3          4.0        2.5         46.0
    Income taxes                          (292.3)    (103.7)       (72.4)     (43.2)      (511.6)
                                       ---------   ----------    --------    -------   ---------
                                           794.8       95.3        191.3       66.1      1,147.5
                                       ---------   ----------    --------    -------   ---------
Balance at end of year                   1,110.9      208.6        224.4       85.6      1,629.5
                                       =========   ==========    ========    =======   =========

1998
Balance at beginning of year               410.9       77.9         79.2       11.7        579.7
                                       ---------   ----------    --------    -------   ---------
Increase (decrease) due to
    Sales of oil and gas, net of
      production costs of $115.0
      million                             (129.6)     (25.9)       (17.6)      --         (173.1)
    Net changes in prices and
      production costs                    (228.7)    (102.9)       (86.2)     (20.8)      (438.6)
    Extensions, discoveries and
      improved recovery                     52.8      134.9         10.9       17.2        215.8
    Purchase of mineral-in-place            43.3       61.2          4.9       --          109.4
    Sales of minerals-in-place              (8.2)     --           --          --           (8.2)
    Development costs incurred             130.1       68.5         28.3       12.4        239.3
    Changes in estimated volumes            (0.9)    (113.8)        (9.6)       1.3       (123.0)
    Changes in estimated development
      costs                               (105.6)     (22.8)         5.0       (6.1)      (129.5)
    Interest factor -- accretion of
      discount                              44.3       15.3          6.0        1.8         67.4
    Income taxes                           107.7       20.9         12.2        2.0        142.8
                                       ---------   ----------    --------    -------   ---------
                                           (94.8)      35.4        (46.1)       7.8        (97.7)
                                       ---------   ----------    --------    -------   ---------
Balance at end of year                     316.1      113.3         33.1       19.5        482.0
                                       =========   ==========    ========    =======   =========
                                                            (TABLES CONTINUED ON FOLLOWING PAGE)

SANTA FE SNYDER CORPORATION
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

                                                   SOUTHEAST     SOUTH      WEST
                                         U.S.        ASIA       AMERICA    AFRICA     TOTAL
---------------------------------------------------------------------------------------------
1997
Balance at beginning of year             1,363.8      15.1        98.2      --        1,477.1
                                       ---------   ---------    -------    ------   ---------
Increase (decrease) due to
    Sales of oil and gas, net of
      production costs of $177.1
      million                             (271.4)    (10.8)      (26.9)     --         (309.1)
    Net changes in prices and
      production costs                    (444.7)     16.0       (73.8)     --         (502.5)
    Extensions, discoveries and
      improved recovery                    107.0      64.0         7.3      16.1        194.4
    Purchase of mineral-in-place            24.0     --           32.2      --           56.2
    Spin off of Monterey Resources        (932.2)    --           --        --         (932.2)
    Sales of minerals-in-place             (36.3)    --           --        --          (36.3)
    Development costs incurred             325.7      30.7        54.6       5.2        416.2
    Changes in estimated volumes            28.4      11.7        14.7      --           54.8
    Changes in estimated development
      costs                               (294.9)    (25.4)      (44.9)     (5.2)      (370.4)
    Interest factor -- accretion of
      discount                              80.6       2.2        10.2      --           93.0
    Income taxes                           460.9     (25.6)        7.6      (4.4)       438.5
                                       ---------   ---------    -------    ------   ---------
                                          (952.9)     62.8       (19.0)     11.7       (897.4)
                                       ---------   ---------    -------    ------   ---------
Balance at end of year                     410.9      77.9        79.2      11.7        579.7
                                       =========   =========    =======    ======   =========

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

The following tables includes all costs incurred, whether capitalized or charged to expense at the time incurred (in millions of dollars):

                                                   SOUTHEAST     SOUTH      WEST
                                         U.S.        ASIA       AMERICA    AFRICA     TOTAL
---------------------------------------------------------------------------------------------
1999
Property acquisition costs
    Unproved                                14.5        1.3       --         2.4         18.2
    Proved                                 262.7      --          --         1.0        263.7
    Snyder Oil Acquisition                 771.9      --          --        --          771.9
Exploration costs                           58.4       18.6        6.2       4.0         87.2
Development costs                          135.9       34.6       25.1      19.0        214.6
                                       ---------   ---------    -------    ------   ---------
                                         1,243.4       54.5       31.3      26.4      1,355.6
                                       =========   =========    =======    ======   =========

1998
Property acquisition costs
    Unproved                                13.6        3.3        1.9      --           18.8
    Proved                                  60.2       42.2        7.1        .8        110.3
Exploration costs                           36.3       21.8        8.4      24.4         90.9
Development costs                           73.6       30.7       27.0      15.0        146.3
                                       ---------   ---------    -------    ------   ---------
                                           183.7       98.0       44.4      40.2        366.3
                                       =========   =========    =======    ======   =========

1997
Property acquisition costs
    Unproved                                14.9         .8         .3       1.2         17.2
    Proved                                 185.2         --       37.6        --        222.8
Exploration costs                           48.5        8.6        4.1       4.4         65.6
Development costs                          115.6       30.7       17.2       5.2        168.7
                                       ---------   ---------    -------    ------   ---------
                                           364.2       40.1       59.2      10.8        474.3
                                       =========   =========    =======    ======   =========

SANTA FE SNYDER CORPORATION
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

The following table sets forth information concerning capitalized costs at December 31, 1999 and 1998 related to the Company's oil and gas operations (in millions of dollars):

                                                   SOUTHEAST      SOUTH       WEST
                                         U.S.         ASIA       AMERICA     AFRICA      TOTAL
------------------------------------------------------------------------------------------------
1999
Oil and gas properties
    Unproved                                91.3       17.8          5.2        3.6        117.9
    Proved                               2,527.6      258.4        182.4       48.6      3,017.0
Accumulated amortization of unproved
  properties                               (50.8)      (8.7)        (2.8)      (1.2)       (63.5)
Accumulated depletion, depreciation
  and impairment of proved properties   (1,262.0)    (105.1)       (68.8)      (9.7)    (1,445.6)
                                       ---------   ----------    --------    -------   ---------
                                         1,306.1      162.4        116.0       41.3      1,625.8
                                       =========   ==========    ========    =======   =========
1998
Oil and gas properties
    Unproved                                74.7       16.5         11.9        1.9        105.0
    Proved                               1,427.1      219.7        157.9       30.3      1,835.0
Accumulated amortization of unproved
  properties                               (41.7)      (6.4)        (3.2)      (1.6)       (52.9)
Accumulated depletion, depreciation
  and impairment of proved properties   (1,050.6)     (89.4)       (45.7)      (5.2)    (1,190.9)
                                       ---------   ----------    --------    -------   ---------
                                           409.5      140.4        120.9       25.4        696.2
                                       =========   ==========    ========    =======   =========

SANTA FE SNYDER CORPORATION
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997 (in millions of dollars):

                                                   SOUTHEAST      SOUTH       WEST
                                         U.S.         ASIA       AMERICA     AFRICA     TOTAL
----------------------------------------------------------------------------------------------
1999
Revenues                                   351.8       93.0         43.5       21.2      509.5
Production costs                           (72.1)     (35.4)       (17.0)      (7.6)    (132.1)
Production taxes                           (23.2)     --             (.4)      --        (23.6)
Exploration                                (31.1)     (12.5)        (6.1)      (4.5)     (54.2)
Depletion, depreciation, amortization
  and impairments                         (325.5)     (19.2)       (26.2)      (4.9)    (375.8)
Gain (loss) on disposition of assets         1.8      --            (2.5)      --         (0.7)
                                       ---------   ----------    --------    -------    ------
                                           (98.3)      25.9         (8.7)       4.2      (76.9)
Income tax (expense) benefit                34.4      (14.5)         2.9       (1.7)      21.1
                                       ---------   ----------    --------    -------    ------
                                           (63.9)      11.4         (5.8)       2.5      (55.8)
                                       =========   ==========    ========    =======    ======
1998
Revenues                                   195.8       53.5         33.4        7.7      290.4
Production costs                           (60.5)     (27.9)       (15.9)      (8.2)    (112.5)
Production taxes                           (12.4)     --             (.3)      --        (12.7)
Exploration                                (21.7)     (18.3)        (9.4)     (21.7)     (71.1)
Depletion, depreciation, amortization
  and impairments                         (179.5)     (20.4)       (13.1)      (2.4)    (215.4)
Gain (loss) on disposition of assets        (1.5)     --           --          --         (1.5)
                                       ---------   ----------    --------    -------    ------
                                           (79.8)     (13.1)        (5.3)     (24.6)    (122.8)
Income tax (expense) benefit                27.9        3.3          1.8        9.8       42.8
                                       ---------   ----------    --------    -------    ------
                                           (51.9)      (9.8)        (3.5)     (14.8)     (80.0)
                                       =========   ==========    ========    =======    ======
1997
Revenues                                   446.2       27.5         40.6       --        514.3
Production costs                          (128.9)     (16.7)       (13.3)      --       (158.9)
Production taxes                           (17.8)     --             (.4)      --        (18.2)
Cost of crude oil purchased                (22.0)     --           --          --        (22.0)
Exploration                                (37.9)      (6.3)        (3.7)      (1.2)     (49.1)
Depletion, depreciation, amortization
  and impairments                         (106.1)      (7.3)        (9.2)       (.2)    (122.8)
Gain (loss) on disposition of assets         3.6      --           --          --          3.6
                                       ---------   ----------    --------    -------    ------
                                           137.1       (2.8)        14.0       (1.4)     146.9
Income tax (expense) benefit               (48.0)        .8         (4.9)        .6      (51.5)
                                       ---------   ----------    --------    -------    ------
                                            89.1       (2.0)         9.1        (.8)      95.4
                                       =========   ==========    ========    =======    ======

Income taxes are computed by applying the appropriate statutory rate to the results of operations before income taxes. Applicable tax credits and allowances related to oil and gas producing activities have been taken into account in computing income tax expenses. No deduction has been made for indirect cost such as corporate overhead or interest expense.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 9TH DAY OF MARCH 2000.

                                               SANTA FE SNYDER CORPORATION
                                                       (Registrant)
                                                             *
                                          By:________________________________
                                                      MARK A. JACKSON
                                                 EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                            TITLE
------------------------------------------------------  --------------------------------------------
                          *
           __________________________________           Chairman of the Board and Director
                    JOHN C. SNYDER

                          *
           __________________________________           Chief Executive Officer and Director
                    JAMES L. PAYNE                      (Principal Executive Officer)

                          *
           __________________________________           Executive Vice President and Chief Financial
                   MARK A. JACKSON                      Officer (Principal Financial Officer)

                          *
           __________________________________           Director
                  WILLIAM E. GREEHEY

                          *
           __________________________________           Director
                     JOHN A. HILL

                          *
           __________________________________           Director
                   MELVYN N. KLEIN

                          *
           __________________________________           Director
                 HAROLD R. LOGAN, JR.

                          *
           __________________________________           Director
                   ALLAN V. MARTINI

                          *
           __________________________________           Director
                  JAMES E. MCCORMICK

                          *
           __________________________________           Director
                  REUBEN F. RICHARDS

                          *
           __________________________________           Director
                      E.T. STORY

                          *
           __________________________________           Director
                  KATHRYN D. WRISTON

                          *
           __________________________________           Vice President and Controller (Principal
                  MICHAEL S. WILKES                     Accounting Officer)

Dated  March 9, 2000

*By:/s/DAVID L. HICKS
       DAVID L. HICKS, ATTORNEY-IN-FACT

                               INDEX OF EXHIBITS

        EXHIBIT
         NUMBER                                           DESCRIPTION
------------------------  ----------------------------------------------------------------------------
           3(a)       --  Restated Certificate of Incorporation of Santa Fe Snyder Corporation ("SFS
                          Corp.") (incorporated by reference to Exhibit 3.1 of the Form 8-A/A
                          Registration Statement of SFS Corp. filed on May 11, 1999, Commission File
                          No. 001-07667).
           3(b)       --  Bylaws of SFS Corp., as amended June 30, 1999 (incorporated by reference to
                          Exhibit 3(b) to SFS Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
           4(a)       --  Senior Indenture dated as of June 1, 1999 between SFS Corp. and The Bank of
                          New York, as Trustee, relating to SFS Corp.'s senior debt securities, including form of senior debt security (incorporated by reference to Exhibit
                          4.1 to SFS Corp.'s Form 8-K filed on June 15, 1999).
           4(b)       --  First Supplemental Indenture dated as of June 14, 1999 to Senior Indenture dated June 1, 1999 between SFS Corp. and The Bank of New York, as Trustee, relating to SFS Corp.'s 8.05% Senior Notes due 2004, including form of 8.05%
                          Senior Notes due 2004 (incorporated by reference to Exhibit 4.2 to SFS
                          Corp.'s Form 8-K filed on June 15, 1999).
           4(c)       --  Certificate of Trust of SFS Capital Trust I (incorporated by reference to
                          Exhibit 4.3 to Form S-3 Registration Statement of SFS Corp., Commission File
                          No. 333-78265).
           4(d)       --  Declaration of Trust of SFS Capital Trust I dated as of May 11, 1999
                          (incorporated by reference to Exhibit 4.4 to Form S-3 Registration Statement of SFS Corp., Commission File No. 333-78265).
           4(e)       --  Certificate of Trust of SFS Capital Trust II (incorporated by reference to
                          Exhibit 4.5 to Form S-3 Registration Statement of SFS Corp., Commission File
                          No. 333-78265).
           4(f)       --  Declaration of Trust of SFS Capital Trust II dated as of May 11, 1999
                          (incorporated by reference to Exhibit 4.6 to Form S-3 Registration Statement of SFS Corp., Commission File No. 333-78265).
           4(g)       --  Indenture dated as of June 10, 1997 between Snyder Oil Corporation ("Snyder
                          Oil") and Texas Commerce Bank National Association relating to Snyder Oil's
                          8 3/4% Senior Subordinated Notes due 2007 (incorporated by reference to
                          Exhibit 4.1 to Snyder Oil's Form 8-K dated June 10, 1997 [Commission File
                          No. 1-10509]).
           4(h)       --  First Supplemental Indenture dated as of June 10, 1997 to Indenture dated as of June 10, 1997 between Snyder Oil and Texas Commerce Bank National
                          Association relating to Snyder Oil's 8 3/4% Senior Subordinated Notes due
                          2007 (incorporated by reference to Exhibit 4.2 to Snyder Oil's Form 8-K dated June 10, 1997 [Commission File No. 1-10509]).
          4(i)        --  Second Supplemental Indenture dated as of June 10, 1997 to Indenture dated as of June 10, 1997 between Snyder Oil and Texas Commerce Bank National
                          Association relating to Snyder Oil's 8 3/4% Senior Subordinated Notes due
                          2007 (incorporated by reference to Exhibit 4.3 to Snyder Oil's Form 8-K dated June 10, 1997).
          10(a)       --  SFER, Inc. Incentive Compensation Plan, as amended. (incorporated by reference to Exhibit 10(a) to SFER, Inc.'s Annual Report on Form 10-K for
                          the year ended December 31, 1998).
          10(b)       --  SFER, Inc. 1990 Incentive Stock Compensation Plan, Third Amendment and
                          Restatement (incorporated by reference to Exhibit 10(a) to SFER, Inc.'s
                          Quarterly Report on Form 10-Q for the quarter ended March 31,1996).
          10(c)       --  Examples of Employment Agreements entered into with executive officers of
                          SFER, Inc. (incorporated by reference to Exhibit 10(d) to SFER, Inc.'s
                          Annual Report on Form 10-K for the year ended December 31, 1996).
          10(d)       --  Example of Indemnification Agreements with SFER Inc.'s directors and officers (incorporated by reference to Exhibit 10(b) to SFER, Inc.'s Annual
                          Report on Form 10-K for the year ended December 31, 1995).
          10(e)       --  SFER, Inc. Supplemental Retirement Plan effective as of December 4, 1990
                          (incorporated by reference to Exhibit 10(h) to SFER, Inc.'s Annual Report on
                          Form 10-K for the year ended December 31, 1996).

          10(f)       --  SFER, Inc. Deferred Compensation Plan, effective as of January 1, 1991 as amended and restated, effective February 1, 1994 (incorporated by reference to Exhibit 10(p) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).
          10(g)       --  Agreement for the Allocation of Consolidated Federal Income Tax Liability
                          and State and Local Taxes among the members of the SFER, Inc. Affiliated
                          Group dated November 19, 1996 (incorporated by reference to Exhibit 10.2 to
                          Monterey Resources, Inc.'s (Commission File No. 1-12311) Annual Report on
                          Form 10-K for the year ended December 31, 1996).
          10(h)       --  Agreement Concerning Taxes and Tax Indemnifications upon Spin Off, dated
                          November 19, 1996, between Monterey Resources, Inc. and SFER, Inc.
                          (incorporated by reference to Exhibit 10.3 to Monterey Resources, Inc.'s
                          (Commission File No. 1-12311) Annual Report on Form 10-K for the year ended
                          December 31, 1996).
          10(i)       --  Agreement Regarding Shelf Registration Statement dated March 24, 1995, between SFER, Inc. and HC Associates, GKH Partners, L.P., GKH Investments,
                          L.P., Ernest H. Cockrell Texas Testamentary Trust and Carol Cockrell
                          Jennings Texas Testamentary Trust (incorporated by reference to Exhibit
                          10(o) to SFER, Inc.'s Annual Report on Form 10-K for the year ended December
                          31, 1995).
          10(j)       --  Conveyance and Contribution Agreement dated as of November 1, 1996, between
                          Monterey Resources, Inc. and SFER, Inc. (incorporated by reference to
                          Monterey Resources, Inc.'s (Commission File No. 1-12311) Annual Report on
                          Form 10-K for the year ended December 31, 1996).
          10(k)       --  Credit Agreement dated as of May 5, 1999 among SFS Corp., the banks signatory thereto, and Chase Bank of Texas, N.A. as Administrative Agent;
                          Bank of America National Trust and Savings Association as Syndication Agent;
                          Wells Fargo Bank (Texas), N.A. as Documentation Agent; Bank One, Texas, N.A.
                          as Managing Agent; ABN AMRO Bank N.V., Credit Lyonnais New York Branch and
                          Salomon Brothers Holding Company Inc. as Co-Agents (incorporated by reference to Exhibit 10(a) to SFS, Corp.'s Quarterly Report on Form 10-Q for
                          the quarter ended June 30, 1999).
          10(l)       --  364-Day Credit Agreement dated as of May 5, 1999 among SFS Corp., the banks signatory thereto, and Chase Bank of Texas, N.A. as Administrative Agent;
                          Bank of America National Trust and Savings Association as Syndication Agent;
                          Wells Fargo Bank (Texas), N.A. as Documentation Agent; Bank One, Texas, N.A.
                          as Managing Agent; ABN AMRO Bank N.V., Credit Lyonnais New York Branch and
                          Salomon Brothers Holding Company Inc. as Co-Agents (incorporated by reference to Exhibit 10(b) to SFS, Corp.'s Quarterly Report on Form 10-Q for
                          the quarter ended June 30, 1999).
          10(m)      --   SFS Corp., 1999 Stock Compensation Retention Plan (incorporated by refer-
                          ence to Exhibit 10(a) to SFS Corp.'s Quarterly Report on Form 10-Q for the
                          quarter ended September 30, 1999).
         *10(n)       --  Amendment dated November 17, 1999 to Credit Agreement dated as of May 5,
                          1999 among SFS Corp., the banks signatory thereto, and Chase Bank of Texas,
                          N.A. as Administrative Agent; Bank of America National Trust and Savings
                          Association as Syndication Agent; Wells Fargo Bank (Texas), N.A. as
                          Documentation Agent; Bank One, Texas, N.A. as Managing Agent; ABN AMRO Bank
                          N.V., Credit Lyonnais New York Branch and Salomon Brothers Holding Company
                          Inc. as Co-Agents.
         *10(o)       --  Snyder Oil Supplemental Executive Retirement Plan, effective January 12,
                          1999.
         *10(p)       --  Restricted Stock Grant Agreement with Chief Executive Officer dated December
                          14, 1999.
         *21          --  Subsidiaries of the registrant.
         *23(a)       --  Consent of PricewaterhouseCoopers LLP
         *23(b)       --  Consent of Ryder Scott Company
         *24          --  Powers of Attorney
         *27          --  Financial Data Schedule

------------

* Filed herewith