Form 10-Q
period 2000-03-31
SANTA FE SNYDER CORP
filed 2000-05-10
CIK 86772

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                      OUTSTANDING AS OF APRIL 28, 2000
    Common stock, $.01 par value                    182,301,574

================================================================================

                          SANTA FE SNYDER CORPORATION

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Statement of Operations (Unaudited) --
            Three Months Ended March 31, 2000 and 1999 .....................  3

          Consolidated Balance Sheet --
            March 31, 2000 (Unaudited) and December 31, 1999 ...............  4

          Consolidated Statement of Cash Flows (Unaudited) --
            Three Months Ended March 31, 2000 and 1999 .....................  5

          Consolidated Statement of  Comprehensive Income (Unaudited) --
            Three Months Ended March 31, 2000 and 1999 .....................  6

          Notes to Consolidated Financial Statements .......................  7

          Management's Discussion and Analysis of Financial
ITEM 2.     Condition and Results of Operations ............................ 12

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risks ...... 16

          PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K ................................. 18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In Millions of Dollars, except as noted)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
--------------------------------------------------------------------------------
                                                          2000             1999
--------------------------------------------------------------------------------
Revenues
  Crude oil and liquids ..........................     $ 124.5          $  43.1
  Natural gas ....................................        77.5             24.8
  Other ..........................................        --                 .3
                                                       -------          -------
                                                         202.0             68.2
                                                       -------          -------
Costs and Expenses
  Production costs ...............................        41.9             28.3
  Production and other taxes .....................        11.4              3.5
  Exploration ....................................        10.1             11.2
  Depletion, depreciation and
     amortization ................................        68.9             31.9
  General and administrative .....................         7.1              5.4
  Loss (gain) on disposition of
     assets ......................................         (.2)              .1
                                                       -------          -------
                                                         139.2             80.4
                                                       -------          -------
Income (Loss) from Operations ....................        62.8            (12.2)
  Interest income ................................          .7               .4
  Interest expense ...............................       (15.0)            (6.8)
  Interest capitalized ...........................         1.5              1.3
                                                       -------          -------
Income (Loss) Before Income Taxes ................        50.0            (17.3)
  Current income tax (expense)
     benefit .....................................        (6.3)             (.7)
  Deferred income tax (expense)
     benefit .....................................       (13.0)             5.9
                                                       -------          -------
Net Income (Loss) ................................     $  30.7          $ (12.1)
                                                       =======          =======
Net Income (Loss) per Common Share
  (in dollars)
  Basic and diluted ..............................     $   .17          $  (.12)
                                                       =======          =======
Weighted Average Shares Outstanding
  (in millions) ..................................       182.4            102.2
                                                       =======          =======

                   The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED BALANCE SHEET
(In Millions of Dollars)

                                                        MARCH 31,   DECEMBER 31,
--------------------------------------------------------------------------------
                                                           2000          1999
--------------------------------------------------------------------------------
               ASSETS                                   (Unaudited)
   Current Assets
     Cash and cash equivalents ....................     $   11.1       $    6.0
     Accounts receivable ..........................        116.0          106.6
     Inventories ..................................         24.4           25.5
     Other current assets .........................         52.3           35.0
                                                        --------       --------
                                                           203.8          173.1
                                                        --------       --------
   Properties and Equipment, at cost
     Oil and gas (successful efforts
        method of accounting) .....................      3,387.1        3,134.9
     Other ........................................         64.2           53.2
                                                        --------       --------
                                                         3,451.3        3,188.1
     Accumulated depletion, depreciation,
        amortization and impairment ...............     (1,581.5)      (1,531.0)
                                                        --------       --------
                                                         1,869.8        1,657.1
                                                        --------       --------
   Other Assets ...................................         32.0           32.6
                                                        --------       --------
                                                        $2,105.6       $1,862.8
                                                        ========       ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
     Accounts payable .............................     $  169.1       $  200.4
     Income taxes payable .........................          5.8            1.3
     Interest payable .............................          9.0            2.1
     Other current liabilities ....................         30.1           36.1
                                                        --------       --------
                                                           214.0          239.9
                                                        --------       --------
   Long-Term Debt .................................        794.0          629.4
                                                        --------       --------
   Deferred Revenues ..............................        166.5          104.8
                                                        --------       --------
   Other Long-Term Obligations ....................         75.4           70.1
                                                        --------       --------
   Deferred Income Taxes ..........................         90.5           77.4
                                                        --------       --------
   Commitments and Contingencies (Note 6)
   Shareholders' Equity
     Common stock .................................          1.8            1.8
     Paid-in capital ..............................      1,247.3        1,247.4
     Accumulated deficit ..........................       (467.9)        (498.5)
     Accumulated other comprehensive income .......          1.7            1.3
     Treasury stock, at cost ......................        (16.6)         (10.8)
     Unamortized restricted stock awards ..........         (1.1)          --
                                                        --------       --------
                                                           765.2          741.2
                                                        --------       --------
                                                        $2,105.6       $1,862.8
                                                        ========       ========

                   The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions of Dollars)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
--------------------------------------------------------------------------------
                                                           2000            1999
--------------------------------------------------------------------------------
   Operating Activities
     Net income (loss) ...............................    $ 30.7         $(12.1)
     Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
          Depletion, depreciation and
             amortization ............................      68.9           31.9
          Deferred income taxes ......................      13.0           (5.9)
          Loss (gain) on disposition of
             assets ..................................       (.2)            .1
          Exploratory dry hole costs .................        .4            5.5
          Other ......................................       1.2            1.2
     Changes in operating assets and
        liabilities:
          Decrease (increase) in
             accounts receivable .....................      (9.4)          (3.6)
          Decrease (increase) in
             inventories .............................       1.1             .9
          Increase (decrease) in
             accounts payable ........................      (1.7)            .9
          Increase (decrease) in income
             taxes payable ...........................       4.5            (.6)
          Increase (decrease) in
             interest payable ........................       6.9            2.7
          Increase (decrease) in
             deferred revenues .......................      61.7             .1
          Change in other assets and
             liabilities .............................     (22.3)           9.3
                                                          ------         ------
     Net cash provided by operating
        activities ...................................     154.8           30.4
                                                          ------         ------
   Investing Activities
     Capital expenditures ............................    (115.8)         (61.7)
     Acquisition of producing properties .............    (191.9)           (.5)
     Proceeds from disposition of assets .............        .4             .1
                                                          ------         ------
     Net cash used in investing
        activities ...................................    (307.3)         (62.1)
                                                          ------         ------
   Financing Activities
     Net change in long-term lines of
        credit .......................................     164.5           31.3
     Treasury stock purchased ........................      (8.8)           (.2)
     Treasury stock reissued .........................       1.9           --
                                                          ------         ------
     Net cash provided by financing
        activities ...................................     157.6           31.1
                                                          ------         ------
   Net Increase (Decrease) in Cash and
     Cash Equivalents ................................       5.1            (.6)
     Cash and cash equivalents at
        beginning of period ..........................       6.0           12.1
                                                          ------         ------
   Cash and Cash Equivalents at End of
     Period ..........................................    $ 11.1         $ 11.5
                                                          ======         ======
   Supplemental Disclosure of Cash Flow
     Information
     Interest paid ...................................    $  7.9         $  4.0
     Income taxes paid ...............................    $  1.9         $  1.7

                   The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions of Dollars)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
   Net Income (Loss) ..................................     $30.7        $(12.1)
                                                            -----        -----
   Other Comprehensive Income
     Unrealized holding gain on securities ............        .5         --
     Deferred income taxes ............................       (.1)        --
                                                            -----        -----
                                                               .4         --
                                                            -----        -----
   Comprehensive Income (Loss) ........................     $31.1        $(12.1)
                                                            =====        =====

  The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. UNAUDITED INTERIM FINANCIAL STATEMENTS. The unaudited interim consolidated financial statements of Santa Fe Snyder Corporation ("Santa Fe Snyder" or the "Company") reflect, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2000 and the Company's results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

These unaudited interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of Santa Fe Snyder and its subsidiaries include the accounts of all wholly owned subsidiaries. Effective May 5, 1999, Snyder Oil Corporation ("Snyder Oil") was merged with and into Santa Fe Energy Resources, Inc. ("Santa Fe Energy"), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated January 13, 1999 (the "Merger"). In connection with the Merger, Santa Fe amended its Articles of Incorporation to change its name to Santa Fe Snyder Corporation. The Merger was accounted for as a purchase. See Note 2 -- Merger with Snyder Oil Corporation.

All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year's presentation.

PRICE RISK MANAGEMENT. The Company engages in price risk management activities for non-trading purposes. Derivative financial instruments (primarily fixed price swaps, collars and options) are utilized to hedge the impact of market fluctuations on natural gas and crude oil market prices. Gains and losses on derivative financial instruments are recognized in oil and gas revenues in the period in which the hedged production is sold. Gains and losses on hedging instruments that are closed prior to maturity are deferred and recognized in earnings over the period the hedged production is sold. The cash flow impact of hedging activities are reflected in Cash Provided by Operating Activities in the Consolidated Statement of Cash Flows. See Note 6 -- Commitments and Contingencies -- Oil and Gas Hedging.

EARNINGS PER SHARE. The computation of earnings per share is discussed in Note 3 -- Earnings Per Share.

USE OF ESTIMATES. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the periods in which certain items of revenue and expense are included. The Company's most significant financial estimates are related to the Company's proved oil and gas reserves. Actual results may differ from such estimates.

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

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

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

The allocation of the purchase price to specific assets was based on certain estimates of fair values. At the time of the Merger the Company assumed or accrued the following $19.4 million of costs which were capitalized: (i) severance costs related to Snyder employees of $9.6 million; (ii) professional fees of $5.7 million; (iii) provisions for certain lease obligations for duplicate or unused facilities of $2.5 million; and (iv) other transition costs of $1.6 million. Subsequently the Company increased the accruals for professional fees and other transition costs by $0.3 million and $1.0 million, respectively. At March 31, 2000, after deducting payments made, the Company's accrued liabilities included $2.0 million with respect to severance costs and $0.3 million of costs with respect to lease obligations for duplicate or unused facilities.

The following unaudited proforma condensed income statement information has been prepared to give effect to the Merger as if such transaction had occurred at the beginning of the period presented. The historical results of operations have been adjusted to reflect the difference between Snyder Oil's historical depletion, depreciation and amortization and such expense calculated based on the value allocated to the assets acquired in the Merger. The information presented is not necessarily indicative of the results of future operations of the merged companies.

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 1999
--------------------------------------------------------------------------------
                                                        HISTORICAL      PROFORMA
--------------------------------------------------------------------------------
   (in millions of dollars, except per
     share data)
   Revenues ..........................................      68.2          98.9
   Net loss ..........................................     (12.1)        (26.0)
   Basic and diluted loss per share ..................      (.12)         (.15)
   Weighted average shares outstanding (millions) ....     102.2         171.0

NOTE 3. EARNINGS PER SHARE. The following table sets forth the components of the Company's basic and diluted earnings per share calculations:

                                                                          WEIGHTED
                                                                           AVERAGE
                                                                        COMMON SHARES     PER SHARE
                                                    NET INCOME (LOSS)    OUTSTANDING        AMOUNT
-----------------------------------------------------------------------------------------------------
                                                      ($/millions)        (millions)     (in dollars)
      Three Months Ended March 31, 2000
           Basic .....................................    30.7               182.4            0.17
           Effect of dilutive stock options,
             performance awards and
             restricted stock grants .................    --                   2.3            --
                                                         -----               -----           -----
           Basic and diluted .........................    30.7               184.7            0.17
                                                         =====               =====           =====
      Three Months Ended March 31, 1999
           Basic and diluted .........................   (12.1)              102.2            (.12)
                                                         =====               =====           =====

   The Company had 4.7 million and 6.7 million stock options outstanding at March 31, 2000 and 1999, respectively, which were not included in the computation of diluted earnings per share because the

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

exercise price of these options was greater than the average market price of the common shares. At March 31, 1999 the Company had 1.0 million outstanding stock options and performance awards whose exercise price was less than the average market price of the common shares. Since the Company reported a loss for the three months ended March 31, 1999, the potential dilutive effects of such stock options and performance awards were not included in the computation of diluted earnings per share as they are antidilutive.

NOTE 4. INVESTMENTS. The Company's investment in SOCO International plc ("SOCO") is classified as an available-for-sale security and such investment is reported at fair value, with unrealized gains and losses excluded from earnings and reported in Comprehensive Income. The fair value of the Company's investment in SOCO was $9.6 million at March 31, 2000 and at December 31, 1999 the fair value of such securities was $9.1 million. Accordingly, Comprehensive Income for the three months ended March 31, 2000 includes an unrealized gain of $0.5 million ($0.4 million after deducting $0.1 million in deferred income taxes). The Company's investment in SOCO is included in Other Assets in the Consolidated Balance Sheet.

NOTE 5. SEGMENT INFORMATION. The principal business of the Company consists of the exploration, development and acquisition of oil and gas properties and the production and sale of crude oil and liquids and natural gas. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic area. The Company's reportable segments are the United States, Southeast Asia, South America, and West Africa.

The accounting policies of the segments are the same as those described in Note
1. The Company evaluates the performance of its segments and allocates resources based principally on operating income or loss.

The following table presents information about the reported segments for the three months ended March 31, 2000 and 1999. Other reconciling items include other corporate income and expenses, hedging activities and overhead costs not allocated to specific geographic areas. Asset information by reportable segment is not presented because such information is not a factor used by management to evaluate the performance of the segments.

                                                                                      DEPLETION
                                                                                    DEPRECIATION
                                                       OPERATING    INCOME (LOSS)   AMORTIZATION     GAIN (LOSS)
                                         TOTAL          INCOME      BEFORE INCOME        AND     ON DISPOSITION OF
                                       REVENUES         (LOSS)          TAXES        IMPAIRMENT        ASSETS
------------------------------------------------------------------------------------------------------------------
                                                                    (millions of dollars)
   2000
   United States ....................   157.9            66.2            66.2            53.0             (.2)
   Southeast Asia ...................    24.4             4.1             4.1             8.1            --
   South America ....................    15.8             6.9             6.9             4.5            --
   West Africa ......................    10.1             2.5             2.5             2.1            --
   Other reconciling items ..........    (6.2)          (16.9)          (29.7)            1.2            --
                                       ------          ------          ------          ------          ------
                                        202.0            62.8            50.0            68.9             (.2)
                                       ======          ======          ======          ======          ======
   1999
   United States ....................    40.8             (.5)            (.5)           20.4              .1
   Southeast Asia ...................    16.8             1.3             1.3             4.4            --
   South America ....................     7.5            (1.0)           (1.0)            4.2            --
   West Africa ......................     3.1            (4.2)           (4.2)            1.2            --
   Other reconciling items ..........    --              (7.8)          (12.9)            1.7            --
                                       ------          ------          ------          ------          ------
                                         68.2           (12.2)          (17.3)           31.9              .1
                                       ======          ======          ======          ======          ======

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

The information presented for Southeast Asia and South America includes the following amounts for operations in Indonesia and Argentina, respectively, for the three months ended March 31, 2000 and 1999:

                                                       INDONESIA      ARGENTINA
--------------------------------------------------------------------------------
                                                      2000   1999   2000    1999
--------------------------------------------------------------------------------
                                                        (millions of dollars)
   Total revenues .................................   24.4   16.8   15.8    7.4
   Operating income (loss) ........................    6.4    3.3    7.3   (1.0)
   Income (loss) before income taxes ..............    6.4    3.3    7.3   (1.0)
   Depletion, depreciation, amortization
     and impairment ...............................    7.9    4.3    4.4    4.2

NOTE 6. COMMITMENTS AND CONTINGENCIES. OIL AND GAS HEDGING. From time to time the Company hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce the Company's exposure to declines in market price, the Company's gain from increases in market price may be limited. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

Crude oil sales hedges resulted in a $6.2 million decrease in revenues in the first three months of 2000. The Company had no open crude oil sales hedges during the first three months of 1999. At March 31, 2000, the Company had open crude oil sales hedges based on NYMEX futures contracts on an average of 16,700 barrels per day through December 31, 2000. The hedges have an average floor of approximately $20.00 per barrel and an average ceiling of approximately $25.00 per barrel. Based on the March 31, 2000 settlement price of the applicable NYMEX futures contracts, the Company's unrealized loss with respect to such hedges at March 31, 2000 was $3.9 million. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of the futures markets and other indices.

The Company had no open natural gas sales hedges in the first three months of 2000 or 1999. In April 2000 the Company entered into natural gas sales hedges for the period May 1, 2000 through October 31, 2000 on an average of 30,000 MMBtu per day based on NYMEX futures contracts and an average of 20,000 MMBtu per day based on the Index of Colorado Interstate Gas, Rocky Mountains (the "CIG Index"). The NYMEX hedges have an average floor of $3.00 per MMBtu and an average ceiling of $3.28 per MMBtu and the CIG Index hedges have an average floor of $2.60 per MMBtu and an average ceiling of $2.87 per MMBtu.

The Company has a long-term gas swap agreement that was entered into by Snyder Oil in 1994 to lock in the price difference between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtus per day through 2004. The long-term gas swap agreement reduced natural gas revenues by $0.1 million in the first three months of 2000. The unrealized gain with respect to the swap agreement at March 31, 2000 was $0.5 million.

CRUDE OIL SALES CONTRACTS. In August 1999, the Company entered into a crude oil forward sales contract under the terms of which the Company is to deliver a total of 6.2 million barrels of crude oil to the purchaser, at specified monthly volumes, during the period from October 1999 through August 2002. In consideration the Company received a prepayment of $99.3 million, after deducting arrangement and

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

other related costs. In January 2000, the Company entered into a crude oil forward sales contract under the terms of which the Company is to deliver a total of 4.2 million barrels of crude oil to the purchaser, at specified monthly volumes, during the period from February 2000 through August 2002. In consideration the Company received a prepayment of $74.6 million, after deducting arrangement and other related costs. The prepayments are recognized in earnings when the crude oil is delivered. The balance of the prepayment related to undelivered crude oil, $152.0 million at March 31, 2000, is reflected on the consolidated balance sheet under the caption Deferred Revenues. Under the terms of the contracts, the Company will deliver a total of 9.0 million barrels during the period April 2000 through August 2002. The proceeds from the January 2000 contract were used to pay a portion of the purchase price of certain proved oil and gas properties acquired in January 2000.

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

OTHER MATTERS. There are other claims and actions, including certain environmental matters, pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions could be significant to the results of operations or cash flows of any period but are not believed to be material to the Company's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our U.S. core areas are the Gulf of Mexico, the Permian Basin and the Rocky Mountains. Our international core areas are Southeast Asia and South America. We also explore and produce in West Africa.

On May 5, 1999 Snyder Oil Corporation was merged with and into Santa Fe Energy Resources, Inc. (the "Merger") and the Company's name was changed to Santa Fe Snyder Corporation. The producing properties that we acquired in the Merger are entirely located in the U.S., primarily in the Gulf of Mexico and the Rocky Mountains. The Merger is described in the notes to the consolidated financial statements. The Merger was accounted for as a purchase and the consolidated interim financial statements include results of operations attributable to the acquired Company with effect from May 1, 1999.

RESULTS OF OPERATIONS

The following table reflects the components of our oil and gas revenues:

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
--------------------------------------------------------------------------------
                                                         2000             1999
--------------------------------------------------------------------------------
   OIL
     SALES VOLUMES (MBBLS/DAY)
        Domestic ...................................      38.8             21.4
        Argentina ..................................       5.6              5.0
        Indonesia ..................................      10.6             16.1
        Gabon ......................................       4.1              2.6
                                                        ------           ------
                                                          59.1             45.1
                                                        ======           ======
     SALES PRICES ($/BBL)
        Unhedged
          Domestic .................................     23.52            10.17
          International ............................     26.39            11.46
          Total ....................................     24.51            10.85
        Hedged .....................................     23.35            10.85

     REVENUES ($ MILLIONS)
        Sales
          Domestic .................................      83.0             19.6
          International ............................      48.8             24.5
                                                        ------           ------
                                                         131.8             44.1
        Hedging ....................................      (6.2)            --
        Net Profits Payments .......................      (1.1)            (1.0)
                                                        ------           ------
                                                         124.5             43.1
                                                        ======           ======

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
--------------------------------------------------------------------------------
                                                         2000             1999
--------------------------------------------------------------------------------
   GAS
     SALES VOLUMES (MMCF/DAY)
        Domestic ...................................     360.1            155.0
        Argentina ..................................      23.7             25.8
        Indonesia ..................................        .3               .2
                                                        ------           ------
                                                         384.1            181.0
                                                        ======           ======
     SALES PRICES ($/MCF)
        Unhedged
          Domestic .................................      2.35             1.66
          International ............................      1.20             1.20
          Total ....................................      2.27             1.59
        Hedged .....................................      2.27             1.59

     REVENUES ($ MILLIONS)
        Sales
          Domestic .................................      76.9             23.1
          International ............................       2.6              2.8
                                                        ------           ------
                                                          79.5             25.9
        Hedging ....................................       (.1)            --
        Net Profits Payments .......................      (1.9)            (1.1)
                                                        ------           ------
                                                          77.5             24.8
                                                        ======           ======

The following table sets forth our revenues and costs and expenses on a BOE basis:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
--------------------------------------------------------------------------------
                                                           2000            1999
--------------------------------------------------------------------------------
                                                            (In Dollars Per BOE,
                                                              except as noted)
   Production -- MMBOE ...............................     11.2             6.8
                                                          =====           =====

   Revenues ..........................................    18.03           10.06
                                                          -----           -----
   Production costs ..................................     3.74            4.17
   Production and other taxes ........................     1.02             .51
   General and administrative ........................      .63             .80
   Financing costs, net(a) ...........................     1.14             .76
                                                          -----           -----
                                                           6.53            6.24
                                                          -----           -----
        Operating margin .............................    11.50            3.82
   Exploration .......................................      .90            1.66
   DD&A ..............................................     6.15            4.71
   Loss (gain) on disposition of assets ..............     (.02)            .01
                                                          -----           -----
        Pre-tax margin ...............................     4.47           (2.56)
                                                          =====           =====

------------
a) Reflects interest expense less amounts capitalized and interest income.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

Total revenues for the first quarter of 2000 of $202.0 million were 300% higher than in the first quarter of 1999, reflecting higher prices and increased production from the properties acquired in the Merger and other producing property acquisitions. Oil prices increased over 200% to $23.35 per barrel in 2000 and gas prices increased 40% to $2.25 per Mcf in 2000. Oil production increased 30%, to 59.1 MBbls per day in 2000, due to 11 MBbls per day from newly acquired deepwater Gulf of Mexico properties. Gas production increased over 200%, to 384.1 MMcf per day in 2000, due to 188 MMcf per day from Rocky Mountain and Gulf Coast properties acquired in the Merger. Realized oil prices for 2000 were reduced $1.16 per barrel by hedging losses. The Company did not hedge oil or gas sales in 1999.

Costs and expenses increased from $80.4 million in 1999 to $139.2 million in 2000. Production costs and depletion, depreciation and amortization ("DD&A") increased reflecting costs attributable to the new properties discussed above. Production and other taxes increased due to increased production volumes and sales prices. Exploration costs decreased $1.1 million in 2000, due to lower dry hole costs. Interest expense increased $8.2 million reflecting increased long-term debt associated with the Merger and producing propery acquisitions.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

Total revenues for the first quarter of 1999 of $68.2 million were slightly lower than the first quarter of 1998 as higher oil production volumes were more than offset by lower prices for oil and gas. Our oil production increased to
45.1 MBbls per day in 1999, due to new production in Indonesia, an increase in our working interest in the Tuban field in Indonesia in April 1998 and a full quarter's production from the Tchatamba field in Gabon. Oil sales prices decreased 16% to $10.85 per barrel in 1999 and gas sales prices decreased 17% to $1.59 per Mcf in 1999. Realized oil prices for 1998 included $0.09 per barrel of hedging gains.

Costs and expenses increased from $74.1 million in the first quarter of 1998 to $80.4 million in the first quarter of 1999. Production costs and DD&A increased $3.0 million and $3.8 million, respectively, reflecting the increase in production volumes. Interest income in 1998 includes a $1.9 million benefit related to refunds on federal income tax audits. Interest expense increased $3.0 million in 1999 due to increased borrowings. Income taxes in 1998 includes a $2.4 million benefit related to an income tax refund.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES. Our primary needs for cash are for exploration, development and acquisition activities. We spent $307.7 million for capital expenditures in the first quarter of 2000, including $191.9 million related to the acquisition of producing oil and gas properties. In 2000 we expect to spend approximately $340 million on exploration and development programs and approximately $230 million on the acquisition of producing oil and gas properties. Since the actual amounts expended in the future and the results therefrom will be influenced by numerous factors, including many beyond our control, no assurances can be given as to the amounts that will be expended. The Board of Directors has authorized the purchase of up to $50 million of our common stock to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans. Through year-end 1999, we purchased 2.9 million common shares for $23.6 million and in the first quarter of 2000 we purchased an additional 1.2 million common shares for $8.8 million.

CAPITAL RESOURCES. Our principal capital resources in the first quarter of 2000 consisted of cash flow from operating activities of $154.8 million, which included $74.6 million relating to a crude oil forward sale contract, and $164.5 million in borrowings under the Credit Facility.

At March 31, 2000 we had a $10.2 million working capital deficit compared to a $66.8 million deficit at year-end. Current assets increased $30.7 million as accounts receivable increased, reflecting higher sales prices, and other current assets increased, reflecting higher prepaid items related to foreign operations. Current liabilities decreased $25.9 million as accounts payable decreased $31.3 million with the payment of accrued amounts related to our drilling operations in the fourth quarter of 1999.

At March 31, 2000 our long-term debt totaled $795.3 million, as follows:

    o $482.0 million outstanding under the terms of a $600.0 million credit facility (the "Credit Facility"). At March 31 there were also three letters of credit for $26.4 million outstanding under the terms of the Credit Facility. The weighted average interest rate under the Credit Facility during the first quarter of 2000 was 6.8%.

    o $175.0 million of 8.75% Senior Subordinated Notes due 2007 (the "Subordinated Notes").

    o     $125.0 million of 8.05% Senior Notes due 2004 (the "Senior Notes").

    o $13.3 million outstanding under the terms of $30 million in working capital lines of credit.

Amounts outstanding under the above lines of credit are classified as long-term on the balance sheet since we have the ability and intend to refinance on a long-term basis.

The Credit Facility and the indentures for the Subordinated Notes and the Senior Notes include covenants that restrict our ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at March 31, 2000 we could incur $864 million of additional indebtedness, of which $92 million could be borrowed under the Credit Facility, and could pay dividends and/or repurchase common stock of up to $125 million.

The fair value of our long-term debt on March 31, 2000 was $786.4 million. The fair value of the Subordinated Notes and the Senior Notes is based on market prices and the fair value of our floating-rate debt is assumed to equal carrying value. This fair value is not representative of the amount that could be realized or settled and does not consider tax consequences, if any, of realization or settlement.

In June 1999 we filed a shelf registration statement with the Securities and Exchange Commission under which, for a period of two years, we may sell different types of securities in one or more offerings up to a total amount of $500 million. To date we have issued the $125 million of Senior Notes and sold
12.6 million shares of common stock in a public offering for $114.6 million under the shelf registration.

In January 2000 we increased our working interest in two recently acquired offshore Gulf of Mexico fields by purchasing Marathon Oil Company's working interest for $160.0 million. To finance a portion of this acquisition, we entered into an oil forward sales contract whereby we will deliver a total of
4.2 million barrels of oil to the purchaser, at specified monthly volumes, during the period from February 2000 through August 2002. In consideration, we received a prepaid amount of $74.6 million, after deducting arrangement and other related costs. The balance of the prepayment related to undelivered oil is shown on the consolidated balance sheet under the caption Deferred Revenues. The remainder of the purchase price was paid utilizing the Credit Facility.

In April 2000 Standard & Poor's Credit Rating Agency upgraded our senior unsecured debt to BBB-, an investment grade rating. As a result of the upgrade and our improved debt ratios, we estimate savings of $2.5 million this year in interest costs on the Credit Facility.

Historically we have funded our operations and investment programs with cash flow from operations, borrowings under credit facilities, public debt, equity offerings and forward sales of production. We believe we will be able to fund our anticipated capital requirements for 2000 from the same or similar sources.

ENVIRONMENTAL MATTERS. Almost all phases of our oil and gas operations are subject to stringent environmental regulation by governmental authorities. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. We have expended significant financial and managerial resources to comply with these regulations and believe our operations and facilities are in general compliance with applicable environmental regulations. However, risks of substantial costs and liabilities are inherent in oil and gas operations. It is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from our operations, could result in significant costs and liabilities in the future. As we have done in the past, we intend to fund the cost of environmental compliance from operating cash flows.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below.

COMMODITY PRICE RISK

We sell the majority of our oil and gas on a monthly basis at prices based on NYMEX or other indices. As a result, our financial results can be materially affected as these commodity prices fluctuate widely in response to changing market factors. Oil prices are subject to significant changes in response to the world political situation as it affects OPEC and other producing countries and to fluctuations in the domestic and world supply and demand and other market conditions. In 1999 our average unhedged oil sales price ranged from a low of $10.85 per barrel in the first quarter to a high of $21.70 per barrel in the fourth quarter. In the first quarter of 2000 our average unhedged oil sales price was $24.51 per barrel. The price of gas fluctuates due to weather conditions, the level of gas in storage, the relative balance between supply and demand and other economic factors. Our average unhedged sales price for gas in 1999 ranged from a low of $1.59 per Mcf in the first quarter to a high of $2.36 per Mcf in the third quarter. In the first quarter of 2000 our average unhedged gas sales price was $2.27 per Mcf.

Based on operating results for the first quarter of 2000, we estimate that a $1.00 per barrel change in our average oil sales price would result in a corresponding $14.2 million change in net income and a $19.2 million change in cash flow from operating activities. A $0.10 per Mcf change in our average gas sales price would result in a corresponding $8.5 million change in net income and an $12.6 million change in cash flow from operating activities. These estimates do not give effect to other factors that might result from a change in prices.

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

Oil sales hedges resulted in a $6.2 million decrease in revenues in the first quarter of 2000. At March 31, 2000 we had open oil sales hedges based on NYMEX futures contracts on an average of 16,700 barrels per day through December 31, 2000. The hedges have an average floor of approximately $20.00 per barrel and an average ceiling of approximately $25.00 per barrel. Based on the March 31, 2000 settlement price of the applicable NYMEX futures contracts, our unrealized loss with respect to such hedges at March 31, 2000 was $3.9 million. The actual gains or losses realized from these hedges may vary significantly due to the volatility of the futures markets and other indices.

In addition to oil sales hedges, we entered into two forward sales contracts in August 1999 and January 2000 which cover approximately 9.6 million barrels of our oil production during the period from February 2000 until August 2002. In consideration, we received prepayments totaling $173.9 million, after deducting arrangement and other related costs.

We had no gas sales hedges in the first quarter of 2000. In April 2000 we entered into natural gas sales hedges for the period May 1, 2000 through October 31, 2000 on an average of 30,000 MMBtu per day based on NYMEX futures contracts and an average of 20,000 MMBtu per day based on the Index for Colorado Interstate Gas, Rocky Mountains (the "CIG Index"). The NYMEX hedges have an average floor of $3.00 per MMBtu and an average ceiling of $3.28 per MMBtu and the CIG Index hedges have an average floor of $2.60 per MMBtu and an average ceiling of $2.87 per MMBtu.

We have a long-term gas swap agreement that was entered into by Snyder Oil in 1994 to lock in the price difference between the Rocky Mountain and Henry Hub prices on 20,000 MMBtu per day of Rocky Mountain gas production through 2004. The gas swap agreement reduced gas revenues by $0.1 million in the first quarter of 2000. The unrealized gain with respect to the gas swap agreement at March 31, 2000 was $0.5 million.

INTEREST RATE RISK

Our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. To date, we have not entered into any financial instruments such as interest rate swaps.

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

For a discussion of important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf, see "Risk Factors and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Lithigation Reform Act of 1995" in the Company's 1999 Annual Report on Form 10-K.

                          PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
       3(a) --  Bylaws of Santa Fe Snyder Corporation, as amended March 9, 2000.

(b)  Reports on Form 8-K
       None

                                    SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2000.

                                           SANTA FE SNYDER CORPORATION
                                                  (REGISTRANT)

                                           /s/ MARK A. JACKSON
                                          ---------------------------------
                                               MARK A. JACKSON
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER AND
                                               DULY AUTHORIZED OFFICER)

Date:  May 10, 2000