Form 10-Q
period 2000-06-30
SANTA FE SNYDER CORP
filed 2000-08-09
CIK 86772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                       OUTSTANDING AS OF JULY 21, 2000
    Common stock, $.01 par value                      184,343,425

                          SANTA FE SNYDER CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

             Consolidated Statement of Operations (Unaudited) --
               Three Months and Six Months Ended June 30, 2000 and 1999       3

             Consolidated Balance Sheet -- June 30, 2000 (Unaudited)
               and December 31, 1999                                          4

             Consolidated Statement of Cash Flows (Unaudited) --
               Three Months and Six Months Ended June 30, 2000 and 1999       5

             Consolidated Statement of Comprehensive Income (Unaudited) --
               Three Months and Six Months Ended June 30, 2000 and 1999       6

             Notes to Consolidated Financial Statements                       7

ITEM 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     14

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risks     18

                           PART II. OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K                                20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In Millions of Dollars, except as noted)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
-------------------------------------------------------------------------------
                                        2000       1999       2000       1999
-------------------------------------------------------------------------------
Revenues
  Crude oil and liquids                $ 127.5    $  63.4    $ 252.0    $ 106.5
  Natural gas                            108.3       48.5      185.8       73.3
  Other                                     .6         .4         .6         .7
                                       -------    -------    -------    -------
                                         236.4      112.3      438.4      180.5
                                       -------    -------    -------    -------
Costs and Expenses
  Production costs                        42.0       30.9       83.9       59.2
  Production and other taxes              13.0        6.1       24.4        9.6
  Exploration                              8.0        9.4       18.1       20.6
  Depletion, depreciation and
     amortization                         68.9       44.1      137.8       76.0
  Impairment of oil and gas
     properties                             --      196.4         --      196.4
  General and administrative               7.4        7.6       14.5       13.0
  Merger related costs                      --       16.8         --       16.8
  Loss (gain) on disposition of
     assets                                 --         .1        (.2)        .2
                                       -------    -------    -------    -------
                                         139.3      311.4      278.5      391.8
                                       -------    -------    -------    -------
Income (Loss) from Operations             97.1     (199.1)     159.9     (211.3)
  Interest income                           .7         .3        1.4         .7
  Interest expense                       (15.5)     (10.7)     (30.5)     (17.5)
  Interest capitalized                     1.8        1.3        3.3        2.6
                                       -------    -------    -------    -------
Income (Loss) Before Income Taxes and
  Extraordinary Item                      84.1     (208.2)     134.1     (225.5)
  Current income tax (expense)
     benefit                              (2.7)        .6       (9.0)       (.1)
  Deferred income tax (expense)
     benefit                             (29.5)      63.8      (42.5)      69.7
                                       -------    -------    -------    -------
Income (Loss) Before Extraordinary
  Item                                    51.9     (143.8)      82.6     (155.9)
  Extraordinary item  -- debt
     extinguishment                         --       (4.2)        --       (4.2)
                                       -------    -------    -------    -------
Net Income (Loss)                      $  51.9    $(148.0)   $  82.6    $(160.1)
                                       =======    =======    =======    =======
Net Basic Income (Loss) per Common
  Share, basic and diluted
  Basic
     Before extraordinary item         $   .28    $  (.99)   $   .45    $ (1.26)
     Extraordinary item  -- debt
     extinguishment                         --       (.03)        --       (.03)
                                       -------    -------    -------    -------
     Per common share                  $   .28    $ (1.02)   $   .45    $ (1.29)
                                       =======    =======    =======    =======
  Diluted                              $   .28    $ (1.02)   $   .44    $ (1.29)
                                       =======    =======    =======    =======
Weighted Average Number of Shares
  Outstanding                            182.9      145.3      182.7      123.9
                                       =======    =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED BALANCE SHEET
(In Millions of Dollars)

                                         June 30,       December 31,
---------------------------------------------------------------------
                                           2000             1999
---------------------------------------------------------------------
               ASSETS                    (Unaudited)

Current Assets
  Cash and cash equivalents               $    14.3         $     6.0
  Accounts receivable                         148.8             106.6
  Inventories                                  29.3              25.5
  Other current assets                         57.9              35.0
                                          ---------         ---------
                                              250.3             173.1
                                          ---------         ---------
Properties and Equipment, at cost
  Oil and gas (successful efforts
     method of accounting)                  3,431.6           3,134.9
  Other                                        54.4              53.2
                                          ---------         ---------
                                            3,486.0           3,188.1
  Accumulated depletion,
     depreciation, amortization and
     impairment                            (1,609.1)         (1,531.0)
                                          ---------         ---------
                                            1,876.9           1,657.1
                                          ---------         ---------
Other Assets                                   37.1              32.6
                                          ---------         ---------
                                          $ 2,164.3         $ 1,862.8
                                          =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                        $   177.6         $   200.4
  Income taxes payable                          1.6               1.3
  Interest payable                              1.9               2.1
  Other current liabilities                    42.4              36.1
                                          ---------         ---------
                                              223.5             239.9
                                          ---------         ---------
Long-Term Debt                                766.8             629.4
                                          ---------         ---------
Deferred Revenues                             151.9             104.8
                                          ---------         ---------
Other Long-Term Obligations                    72.1              70.1
                                          ---------         ---------
Deferred Income Taxes                         120.9              77.4
                                          ---------         ---------
Commitments and Contingencies (Note 7)
Shareholders' Equity
  Common stock                                  1.8               1.8
  Paid-in capital                           1,247.4           1,247.4
  Accumulated deficit                        (417.7)           (498.5)
  Accumulated other comprehensive
     income                                     3.1               1.3
  Treasury stock, at cost                      (2.7)            (10.8)
  Unamortized restricted stock awards          (2.8)           --
                                          ---------         ---------
                                              829.1             741.2
                                          ---------         ---------
                                          $ 2,164.3         $ 1,862.8
                                          =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions of Dollars)

                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
------------------------------------------------------------------------------------------
                                          2000          1999          2000          1999
                                         -------       -------       -------       -------
Operating Activities
  Net income (loss)                      $  51.9       $(148.0)      $  82.6       $(160.1)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities
       Depletion, depreciation and
          amortization                      68.9          44.1         137.8          76.0
       Impairment of oil and gas
          properties                          --         196.4            --         196.4
       Deferred income taxes                29.5         (66.1)         42.5         (72.0)
       Loss (gain) on disposition of
          assets                              --            .1           (.2)           .2
       Exploratory dry hole costs            2.1            .8           2.6           6.3
       Other                                 1.3           2.8           2.5           4.0
  Changes in operating assets and
     liabilities
       Decrease (increase) in
          accounts receivable              (32.8)          (.9)        (42.2)         (4.5)
       Decrease (increase) in
          inventories                       (4.9)         (2.9)         (3.8)         (2.0)
       Increase (decrease) in
          accounts payable                  28.5            .3          26.8           1.2
       Increase (decrease) in income
          taxes payable                     (4.2)           .4            .3           (.2)
       Increase (decrease) in
          interest payable                  (7.1)         (8.3)          (.2)         (5.6)
       Increase (decrease) in
          deferred revenues                (14.6)          3.0          47.1           3.1
       Net change in other assets and
          liabilities                       (2.5)         (2.9)        (24.9)          6.4
                                         -------       -------       -------       -------
  Net cash provided by operating
     activities                            116.1          18.8         270.9          49.2
                                         -------       -------       -------       -------
Investing Activities
  Capital expenditures                     (86.4)        (67.2)       (180.9)       (128.9)
  Acquisition of producing properties       (7.1)           .1        (220.3)          (.4)
  Acquisition of Snyder Oil
     Corporation                              --          (1.5)           --          (1.5)
  Net proceeds from disposition of
     assets                                   --            .3            .4            .4
                                         -------       -------       -------       -------
  Net cash used in investing
     activities                            (93.5)        (68.3)       (400.8)       (130.4)
                                         -------       -------       -------       -------
Financing Activities
  Net change in long-term lines of
     credit                                (27.3)         36.2         137.2          67.5
  Issuance of Senior Notes                    --         123.4            --         123.4
  Retirement of 11% Subordinated
     Debentures                               --        (100.0)           --        (100.0)
  Treasury stock reissued                    9.7            .4          11.6            .4
  Treasury stock purchased                  (1.8)          (.3)        (10.6)          (.5)
                                         -------       -------       -------       -------
  Net cash provided/(used in)
     financing activities                  (19.4)         59.7         138.2          90.8
                                         -------       -------       -------       -------
Net increase in Cash and Cash
  Equivalents                                3.2          10.2           8.3           9.6
  Cash and cash equivalents at
     beginning of period                    11.1          11.5           6.0          12.1
                                         -------       -------       -------       -------
Cash and Cash Equivalents at End of
  Period                                 $  14.3       $  21.7       $  14.3       $  21.7
                                         =======       =======       =======       =======
Supplemental Disclosure of Cash Flow
  Information
  Interest paid                          $  22.4       $  18.8       $  30.3       $  22.8
  Income taxes paid                      $   4.0       $    .6       $   5.9       $   2.3

  The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions of Dollars)

                                           Three Months Ended               Six Months Ended
                                                June 30,                        June 30,
------------------------------------------------------------------------------------------------
                                          2000            1999            2000            1999
------------------------------------------------------------------------------------------------
Net Income (Loss)                        $  51.9         $(148.0)        $  82.6         $(160.1)
                                         -------         -------         -------         -------
Other Comprehensive Income
  Unrealized holding gain/(loss) on
     securities                              2.3            (6.0)            2.8            (6.0)
  Deferred income taxes                      (.9)            2.1            (1.0)            2.1
                                         -------         -------         -------         -------
                                             1.4            (3.9)            1.8            (3.9)
                                         -------         -------         -------         -------
Comprehensive Income (Loss)              $  53.3         $(151.9)        $  84.4         $(164.0)
                                         =======         =======         =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. UNAUDITED INTERIM FINANCIAL STATEMENTS. The unaudited interim consolidated financial statements of Santa Fe Snyder Corporation ("Santa Fe Snyder" or the "Company") reflect, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position at June 30 , 2000 and the Company's results of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

These unaudited interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of Santa Fe Snyder and its subsidiaries include the accounts of all wholly owned subsidiaries. Effective May 5, 1999, Snyder Oil Corporation ("Snyder Oil") was merged with and into Santa Fe Energy Resources, Inc. ("Santa Fe Energy"), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated
January 13, 1999 (the "Merger"). In connection with the Merger, Santa Fe amended its Articles of Incorporation to change its name to Santa Fe Snyder Corporation. The Merger was accounted for as a purchase. See Note 3 -- Merger with Snyder Oil Corporation.

All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

OIL AND GAS OPERATIONS. In the second quarter of 1999 the Company recorded an impairment charge of $196.4 million. The Company determined that the estimated future undiscounted cash flows were below the carrying value of certain oil and gas properties in the United States. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved with the properties and the Company's long-term outlook for future commodity prices. The impairment tests were based on estimates of future cash flows using an initial WTI spot price and an initial New York Mercantile Exchange ("NYMEX") gas price based on quoted forward market prices which were moderately escalated and included no forward sales. Future cash flows were based on the Company's estimate of proved reserves.

PRICE RISK MANAGEMENT. The Company engages in price risk management activities for non-trading purposes. Derivative financial instruments (primarily fixed price swaps, collars and options) are utilized to hedge the impact of market fluctuations on natural gas and crude oil market prices. Gains and losses on derivative financial instruments are recognized in oil and gas revenues in the period in which the hedged production is sold. Gains and losses on hedging instruments that are closed prior to maturity are deferred and recognized in earnings over the period the hedged production is sold. The cash flow impact of hedging activities are reflected in Cash Provided by Operating Activities in the Consolidated Statement of Cash Flows. See Note 7 -- Commitments and Contingencies -- Oil and Gas Hedging.

EARNINGS PER SHARE.  The computation of earnings per share is discussed in
Note 4  -- Earnings Per Share.

USE OF ESTIMATES. The preparation of the Company's financial statements in conformity with gen- erally accepted accounting principles requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the periods in which certain items of revenue and expense are included. The Company's most significant financial estimates are related to the Company's proved oil and gas reserves. Actual results may differ from such estimates.

COMPREHENSIVE INCOME. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity.

NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138, is effective for fiscal years beginning after June 15, 2000. The Company intends to implement the provisions of SFAS 133 beginning January 1, 2001.

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

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  -- (Continued)

income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, statement of financial position or cash flows.

NOTE 2. PROPOSED MERGER WITH DEVON ENERGY CORPORATION. On May 25, 2000 Santa Fe Snyder entered into an Agreement and Plan of Merger (the "Merger Agreement") with Devon Energy Corporation ("Devon") and Devon Energy Merger Co. (the "Merger Sub"), a wholly owned subsidiary of Devon, under the terms of which the Merger Sub would be merged with and into Santa Fe Snyder. As a result of the merger, Santa Fe Snyder would become a wholly owned subsidiary of Devon. Under the terms of the Merger Agreement, Santa Fe Snyder shareholders will receive 0.22 of a share of Devon common stock for each Santa Fe Snyder common share.

The merger is expected to be accounted for using the "pooling-of-interests" method of accounting for business combinations. If the pooling-of-interests treatment is not available, the merger will be accounted for as a purchase of Santa Fe Snyder by Devon. Devon expects to remain on the "full cost" method of accounting for oil and gas exploration and production activities.

In connection with the proposed merger, Santa Fe Snyder and Devon granted each other the right under certain circumstances to purchase newly-issued shares representing 19.9% of each other's outstanding common shares. The companies also granted each other the right to a termination fee, subject to certain conditions, not to exceed $103 million, plus expenses.

The proposed merger is subject to approval by the shareholders of both companies as well as other customary closing conditions. Both Santa Fe Snyder and Devon have scheduled special shareholder meetings for August 29, 2000 to vote on the proposed merger. The merger is expected to be completed shortly after the meetings.

NOTE 3. MERGER WITH SNYDER OIL CORPORATION. Effective May 5, 1999, Snyder Oil was merged with and into Santa Fe Energy pursuant to an Agreement and Plan of Merger dated January 13, 1999. In the Merger each issued and outstanding share of common stock of Snyder Oil was converted into 2.05 shares of common stock of Santa Fe Snyder. The Merger has been accounted for as a purchase and the results of operations of the acquired company are included in Santa Fe Snyder's results of operations effective May 1, 1999.

The allocation of the purchase price to specific assets was based on certain estimates of fair values. At the time of the Merger the Company assumed or accrued the following $19.4 million of costs which were capitalized:
(i) severance costs related to Snyder employees of $9.6 million;
(ii) professional fees of $5.7 million; (iii) provisions for certain lease obligations for duplicate or unused facilities of $2.5 million; and (iv) other transition costs of $1.6 million. Subsequently the Company increased the accruals for professional fees and other transition costs by $0.3 million and $1.0 million, respectively. At June 30, 2000, after deducting payments made, the Company's accrued liabilities included $1.5 million with respect to severance costs and $0.2 million of costs with respect to lease obligations for duplicate or unused facilities.

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

                                               Three Months Ended               Six Months Ended
                                                  June 30, 1999                   June 30, 1999
-----------------------------------------------------------------------------------------------------
                                            HISTORICAL       PROFORMA       HISTORICAL       PROFORMA
-----------------------------------------------------------------------------------------------------
(in millions of dollars, except per
  share data)
Revenues                                       112.3           121.4           180.5           220.2
Loss before extraordinary item                (143.8)         (144.7)         (155.9)         (181.7)
Extraordinary item                              (4.2)           (4.2)           (4.2)           (4.2)
Net loss                                      (148.0)         (148.9)         (160.1)         (185.9)
Basic and diluted loss per share
     Loss before extraordinary item             (.99)           (.85)          (1.26)          (1.06)
     Extraordinary item                         (.03)           (.02)           (.03)           (.02)
     Net loss                                  (1.02)           (.87)          (1.29)          (1.08)
Weighted average shares outstanding
  (millions)                                   145.3           171.0           123.9           171.0

NOTE 4. EARNINGS PER SHARE. The following table sets forth the components of the Company's basic and diluted earnings per share calculations:

                                                                WEIGHTED
                                                                 AVERAGE
                                                              COMMON SHARES     PER SHARE
                                         NET INCOME (LOSS)     OUTSTANDING        AMOUNT
-------------------------------------------------------------------------------------------
                                           ($/millions)        (millions)      (in dollars)
Three Months Ended June 30, 2000
     Basic                                      51.9              182.9             .28
     Effect of dilutive stock
       options, performance awards
       and restricted stock grants                --                3.8              --
                                              ------              -----           -----
     Diluted                                    51.9              186.7             .28
                                              ======              =====           =====
Three Months Ended June 30, 1999
     Before extraordinary
       item  -- basic and diluted             (143.8)             145.3            (.99)
     Extraordinary item  -- basic and
       diluted                                  (4.2)             145.3            (.03)
                                              ------                              -----
     Including extraordinary
       item  -- basic and diluted             (148.0)             145.3           (1.02)
                                              ======                              =====
Six Months Ended June 30, 2000
     Basic                                      82.6              182.7             .45
     Effect of dilutive stock
       options, performance awards
       and restricted stock grants                --                3.0            (.01)
                                              ------              -----           -----
     Diluted                                    82.6              185.7             .44
                                              ======              =====           =====
Six Months Ended June 30, 1999
     Before extraordinary
       item  -- basic and diluted             (155.9)             123.9           (1.26)
     Extraordinary item  -- basic and
       diluted                                  (4.2)             123.9            (.03)
                                              ------                              -----
     Including extraordinary
       item  -- basic and diluted             (160.1)             123.9           (1.29)
                                              ======                              =====

The Company had 1.3 million stock options outstanding at June 30, 2000 which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. Since the Company reported a loss for the three months and six months ended June 30, 1999, the potential dilutive effects of such stock options and performance awards were not included in the computation of diluted earnings per share as they are antidilutive.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  -- (Continued)

NOTE 5. INVESTMENTS. The Company's investment in SOCO International plc ("SOCO") is classified as an available-for-sale security and such investment is reported at fair value, with unrealized gains and losses excluded from earnings and reported in Comprehensive Income. The fair value of the Company's investment in SOCO was $11.9 million at June 30, 2000 and at December 31, 1999 the fair value of such securities was $9.1 million. Comprehensive Income for the three months and six months ended June 30, 2000 includes unrealized gains of $2.3 million ($1.4 million after deducting $0.9 million in deferred income taxes) and $2.8 million ($1.8 million after deducting $1.0 million of deferred income taxes), respectively. The Company's investment in SOCO is included in Other Assets in the Consolidated Balance Sheet.

NOTE 6. SEGMENT INFORMATION. The principal business of the Company consists of the exploration, development and acquisition of oil and gas properties and the production and sale of crude oil and liquids and natural gas. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic area. The Company's reportable segments are the United States, Southeast Asia, South America, and West Africa.

The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates the performance of its segments and allocates resources based principally on operating income or loss.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  -- (Continued)

The following table presents information about the reported segments for the three months and six months ended June 30, 2000 and 1999. Other reconciling items include other corporate income and expenses, hedging activities and overhead costs not allocated to specific geographic areas. Asset information by reportable segment is not presented because such information is not a factor used by management to evaluate the performance of the segments.

                                                                                               DEPLETION
                                                                          INCOME (LOSS)      DEPRECIATION
                                                         INCOME           BEFORE INCOME      AMORTIZATION        GAIN (LOSS)
                                                         (LOSS)             TAXES AND             AND         ON DISPOSITION OF
                                         REVENUES   FROM OPERATIONS    EXTRAORDINARY ITEM     IMPAIRMENT           ASSETS
--------------------------------------------------------------------------------------------------------------------------------
                                                                          (millions of dollars)
THREE MONTHS ENDED
  JUNE 30, 2000
United States                              185.9            91.4                91.4              52.6                 --
Southeast Asia                              28.2             8.4                 8.4               7.9                 --
South America                               15.6             7.0                 7.0               5.0                 --
West Africa                                 14.0             7.6                 7.6               2.2                 --
Other reconciling items                     (7.3)          (17.3)              (30.3)              1.2                 --
                                          ------        --------            --------            ------              -----
                                           236.4            97.1                84.1              68.9                 --
                                          ======        ========            ========            ======              =====
THREE MONTHS ENDED
  JUNE 30, 1999
United States                               76.8          (179.7)             (179.7)            228.9                (.1)
Southeast Asia                              22.3             8.4                 8.4               4.3                 --
South America                                9.8              .4                  .4               4.5                 --
West Africa                                  3.6              .5                  .5               1.3                 --
Other reconciling items                      (.2)          (28.7)              (37.8)              1.5                 --
                                          ------        --------            --------            ------              -----
                                           112.3          (199.1)             (208.2)            240.5                (.1)
                                          ======        ========            ========            ======              =====
SIX MONTHS ENDED
  JUNE 30, 2000
United States                              343.8           157.6               157.6             105.6                 .2
Southeast Asia                              52.6            12.5                12.5              16.0                 --
South America                               31.4            13.9                13.9               9.5                 --
West Africa                                 24.1            10.1                10.1               4.3                 --
Other reconciling items                    (13.5)          (34.2)              (60.0)              2.4                 --
                                          ------        --------            --------            ------              -----
                                           438.4           159.9               134.1             137.8                 .2
                                          ======        ========            ========            ======              =====
SIX MONTHS ENDED
  JUNE 30, 1999
United States                              117.6          (180.2)             (180.2)            249.3                (.2)
Southeast Asia                              39.1             9.7                 9.7               8.7                 --
South America                               17.3             (.6)                (.6)              8.7                 --
West Africa                                  6.7            (3.7)               (3.7)              2.5                 --
Other reconciling items                      (.2)          (36.5)              (50.7)              3.2                 --
                                          ------        --------            --------            ------              -----
                                           180.5          (211.3)             (225.5)            272.4                (.2)
                                          ======        ========            ========            ======              =====

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  -- (Continued)

The information presented for Southeast Asia and South America includes the following amounts for operations in Indonesia and Argentina, respectively, for the three months and six months ended June 30, 2000 and 1999:

                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
------------------------------------------------------------------------------------
                                         2000         1999         2000         1999
------------------------------------------------------------------------------------
                                                    (millions of dollars)
INDONESIA
Revenues                                 28.2         22.3         52.6         39.1
Income (loss) from operations            10.2          9.8         16.6         13.1
Income (loss) before income taxes and
  extraordinary item                     10.2          9.8         16.6         13.1
Depletion, depreciation, amortization
  and impairment                          7.7          4.2         15.6          8.5

ARGENTINA
Revenues                                 15.6          9.8         31.4         17.2
Income (loss) from operations             8.2          1.4         15.5           .4
Income (loss) before income taxes and
  extraordinary item                      8.2          1.4         15.5           .4
Depletion, depreciation, amortization
  and impairment                          3.4          4.4          7.8          8.6

NOTE 7. COMMITMENTS AND CONTINGENCIES. OIL AND GAS HEDGING. From time to time the Company hedges a portion of its oil and gas sales to provide a certain minimum level of cash flow from its sales of oil and gas. While the hedges are generally intended to reduce the Company's exposure to declines in market price, the Company's gain from increases in market price may be limited. The Company uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, in instances where the applicable settlement price is less than the price specified in the contract, the Company receives a settlement based on the difference; in instances where the applicable settlement price is higher than the specified price, the Company pays an amount based on the difference. The instruments utilized by the Company differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold.

At June 30, 2000, the Company had open crude oil sales hedges based on NYMEX futures contracts on an average of 15,000 barrels per day through December 31, 2000. The hedges have an average floor of approximately $20.00 per barrel and an average ceiling of approximately $25.00 per barrel. Crude oil sales hedges reduced revenues by $6.4 million and $0.2 million in the three months ended June 30, 2000 and 1999, respectively, and by $12.6 million and $0.2 million in the six months ended June 30, 2000 and 1999, respectively. Based on the June 30, 2000 settlement price of the applicable NYMEX futures contracts, the Company's unrealized loss with respect to such hedges at June 30, 2000 was $13.1 million. The actual gains or losses realized by the Company from these hedges may vary significantly due to the volatility of the futures markets and other indices.

In April 2000 the Company entered into natural gas sales hedges for the period May 1, 2000 through October 31, 2000 on an average of 30,000 MMBtu per day based on NYMEX futures contracts and an average of 20,000 MMBtu per day based on the Index of Colorado Interstate Gas, Rocky Mountains (the "CIG Index"). The NYMEX hedges have an average floor of $3.00 per MMBtu and an average ceiling of $3.28 per MMBtu and the CIG Index hedges have an average floor of $2.60 per MMBtu and an average ceiling of $2.87 per MMBtu. Natural gas sales hedges reduced revenues by $1.3 million in the three months and six months ended June 30, 2000 and by $1.1 million in the three months and six months ended June 30, 1999. Based on the June 30, 2000 settlement prices of the applicable NYMEX futures contracts and CIG Index, the Company's unrealized loss with respect to such hedges at June 30, 2000 was $6.7 million.

The Company has a long-term gas swap agreement that was entered into by Snyder Oil in 1994 to lock in the price difference between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtus per day through 2004. The long-term gas swap agreement increased natural gas revenues by $0.3 million and $0.2 million in the three months and six months ended June 30, 2000, respectively. The unrealized gain with respect to the swap agreement at June 30, 2000 was $3.2 million.

SANTA FE SNYDER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  -- (Continued)

CRUDE OIL SALES CONTRACTS. In August 1999, the Company entered into a crude oil forward sales contract under the terms of which the Company is to deliver a total of 6.2 million barrels of crude oil to the purchaser, at specified monthly volumes, during the period from October 1999 through August 2002. In consideration the Company received a prepayment of $99.3 million, after deducting arrangement and other related costs. In January 2000, the Company entered into a crude oil forward sales contract under the terms of which the Company is to deliver a total of 4.2 million barrels of crude oil to the purchaser, at specified monthly volumes, during the period from February 2000 through August 2002. In consideration the Company received a prepayment of $74.6 million, after deducting arrangement and other related costs. The prepayments are recognized in earnings when the crude oil is delivered. The balance of the prepayment related to undelivered crude oil, $136.2 million at June 30, 2000, is reflected on the consolidated balance sheet under the caption Deferred Revenues. Under the terms of the contracts, the Company will deliver a total of 8.1 million barrels during the period July 2000 through August 2002. The proceeds from the January 2000 contract were used to pay a portion of the purchase price of certain proved oil and gas properties acquired in January 2000.

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

On May 5, 1999 Snyder Oil Corporation was merged with and into Santa Fe Energy Resources, Inc. (the "Merger") and the Company's name was changed to Santa Fe Snyder Corporation. The producing properties that we acquired in the Merger are entirely located in the U.S., primarily in the Gulf of Mexico and the Rocky Mountains. The Merger is described in the notes to the consolidated financial statements. The Merger was accounted for as a purchase and the consolidated interim financial statements include results of operations attributable to the acquired properties with effect from May 1, 1999.

PROPOSED MERGER

On May 25, 2000 we entered into an Agreement and Plan of Merger under the terms of which we would become a wholly owned subsidiary of Devon Energy Corporation ("Devon"). Under the terms of the agreement, our shareholders will receive 0.22 of a share of Devon common stock for each Santa Fe Snyder common share. The merger is expected to be accounted for using the "pooling-of-interest" method of accounting for business combinations.

The proposed merger is subject to approval by the shareholders of both companies as well as other customary closing conditions. Both companies have scheduled special shareholder meetings for August 29, 2000 to vote on the proposed merger. The merger is expected to be completed shortly after the meetings.

The discussions included in this Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Item 3 -- "Quantitative and Qualitative Disclosures About Market Risks" do not reflect the effect the proposed merger would have on Santa Fe Snyder.

RESULTS OF OPERATIONS

The following table reflects the components of our oil and gas revenues:

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
---------------------------------------------------------------------------------------
                                             2000         1999        2000        1999
---------------------------------------------------------------------------------------
OIL
  SALES VOLUMES (MBBLS/DAY)
     Domestic                                37.9         23.8         38.3        22.7
     Argentina                                5.5          5.0          5.6         5.0
     Indonesia                               11.5         15.5         11.0        15.7
     Gabon                                    5.6          2.7          4.9         2.7
                                            -----        -----        -----       -----
                                             60.5         47.0         59.8        46.1
                                            =====        =====        =====       =====
  SALES PRICES ($/BBL)
     Unhedged
       Domestic                             22.99        14.73        23.26       12.59
       International                        27.07        15.49        26.75       13.46
       Total                                24.51        15.11        24.51       13.03
     Hedged                                 23.36        15.06        23.36       13.01
  REVENUES ($ MILLIONS)
     Sales
       Domestic                              79.3         31.9        162.3        51.5
       International                         55.7         32.6        104.5        57.1
                                            -----        -----        -----       -----
                                            135.0         64.5        266.8       108.6
     Hedging                                 (6.4)         (.2)       (12.6)        (.2)
     Net Profits Payments                    (1.1)         (.9)        (2.2)       (1.9)
                                            -----        -----        -----       -----
                                            127.5         63.4        252.0       106.5
                                            =====        =====        =====       =====

GAS
  SALES VOLUMES (MMCF/DAY)
     Domestic                               371.6       255.1       365.9       205.3
     Argentina                               23.4        25.7        23.5        25.8
     Indonesia                                 .5          .2          .4          .2
                                            -----       -----       -----       -----
                                            395.5       281.0       389.8       231.3
                                            =====       =====       =====       =====
  SALES PRICES ($/MCF)
     Unhedged
       Domestic                              3.20        2.03        2.78        1.89
       International                         1.36        1.27        1.28        1.23
       Total                                 3.09        1.96        2.69        1.82
     Hedged                                  3.06        1.92        2.67        1.79
  REVENUES ($ MILLIONS)
     Sales
       Domestic                             108.2        47.1       185.1        70.2
       International                          3.0         3.0         5.6         5.8
                                            -----       -----       -----       -----
                                            111.2        50.1       190.7        76.0
     Hedging                                 (1.0)       (1.1)       (1.1)       (1.1)
     Net Profits Payments                    (1.9)        (.5)       (3.8)       (1.6)
                                            -----       -----       -----       -----
                                            108.3        48.5       185.8        73.3
                                            =====       =====       =====       =====

The following table sets forth our revenues and costs and expenses on a BOE basis:

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
---------------------------------------------------------------------------------------
                                             2000         1999        2000        1999
---------------------------------------------------------------------------------------
                                               (In Dollars Per BOE, except as noted)
Production  -- MMBOE                         11.5          8.5         22.7        15.3
                                            =====        =====        =====       =====
Revenues                                    20.54        13.16        19.30       11.79
                                            -----        -----        -----       -----
Production costs                             3.65         3.62         3.69        3.87
Production and other taxes                   1.13          .72         1.08         .63
General and administrative                    .64          .89          .64         .85
Financing costs, net(a)                      1.13         1.07         1.13         .93
                                            -----        -----        -----       -----
                                             6.55         6.30         6.54        6.28
                                            -----        -----        -----       -----
     Operating margin                       13.99         6.86        12.76        5.51
Exploration                                   .69         1.09          .79        1.34
DD&A and impairments                         5.99         5.17         6.07        4.96
Loss (gain) on disposition of assets           --          .01         (.01)        .01
                                            -----        -----        -----       -----
     Pre-tax margin                          7.31          .59         5.91        (.80)
                                            =====        =====        =====       =====

------------

a) Reflects interest expense less amounts capitalized and interest income.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

Total revenues for the second quarter of 2000 of $236.4 million were over 100% higher than in the second quarter of 1999, relfecting higher prices and increased production from producing property acquisitions, successful drilling and properties acquired in the Merger with Snyder Oil. Oil and gas prices both increased by over 50% to $23.36 per barrel and $3.06 Mcf in 2000. Oil production increased by over 25%, to 60.5 MBbls per day in 2000, due to production from newly acquired properties, primarily in the deepwater Gulf of Mexico. Gas production increased by 40%, to 395.5 MMcf per day in 2000, primarily due to Rocky Mountain and Gulf Coast producing property acquisitions, successful drilling and properties acquired in the Merger. Realized oil and gas prices for 2000 were reduced $1.15 per barrel and $0.03 per Mcf by hedging losses. Hedging losses in 1999 reduced realized gas prices by $0.04 per Mcf.

Costs and expenses, other than oil and gas property impairments, increased from $115.0 million in 1999 to $139.3 million in 2000. Production costs and depletion, depreciation and amortization ("DD&A") increased, primarily reflecting costs attributable to the increased production discussed above. Production and other taxes increased due to increased production volumes and sale prices. Exploration costs decreased $1.4 million in 2000, primarily due to lower geological and geophysical costs. Merger related expenses in 1999 included $1.9 million of severance and relocation costs and $9.6 million of costs related to the acceleration of certain compensation plans and other benefits. Interest expense increased $4.8 million reflecting increased long-term debt assocated with the Merger and producing property acquisitions.

In the second quarter of 1999 we recorded impairments of $196.4 million. We determined that the estimated future undiscounted cash flows were below the carrying value of certain oil and gas properties in the United States. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved with the properties and our long-term outlook for future commodity prices. The impairment tests were based on estimates of future cash flows using an initial WTI spot price and an initial New York Mercentile Exchange gas price based on quoted forward market prices which were moderately escalated and included no forward sales. Future cash flows were based on the Company's estimate of proved reserves.

The extraordinary item recognized in 1999 relates to the write-off of certain debt issue costs and prepayment penalties incurred in connection with the retirement of certain debt, net of $2.3 million in related income tax benefit.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

Total revenues for the first half of 2000 of $438.4 million were over 140% higher than in the first half of 1999, reflecting higher prices and increased production from producing property acquisitions, successful drilling and properties acquired in the Merger. Oil prices increased by over 75% to $23.36 per barrel in 2000 and gas prices increased by 50% to $2.67 per Mcf in 2000. Oil production increased by 30%, to 59.8 MBls per day in 2000, due to production from newly acquired properties, primarily in the deepwater Gulf of Mexico. Gas production increased by over 65%, to 389.8 MMcf per day in 2000, primarily due to Rocky Mountain and Gulf Coast producing property acquisitions, successful drilling and properties acquired in the Merger. Realized oil and gas prices for 2000 were reduced $1.15 per barrel and $0.02 per Mcf by hedging losses. Hedging losses in 1999 reduced realized oil and gas prices by $0.02 per barrel and $0.03 per Mcf.

Costs and expenses, other than oil and gas property impairments, increased from $195.4 million in 1999 to $278.5 million in 2000. Production costs and DD&A increased, primarily reflecting costs attributable to the increased production discussed above. Production and other taxes increased due to increased production volumes and sales prices. Exploration costs decreased $2.5 million in 2000, primarily due to lower geological and geophysical and dry hole costs. Interest expense increased $13.0 million reflecting increased long-term debt associated with the Merger and producing property acquisitions.

Discussions of the oil and gas property impairments, merger related costs and extraordinary item in the first half of 1999 are included in the discussion of the second quarter results of operations.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES. Our primary needs for cash are for exploration, development and acquisition activities. We spent $400 million for capital expenditures in the first six months of 2000, including $220 million related to the acquisition of producing oil and gas properties. In 2000 we expect to spend approximately $340 million on exploration and development programs and approximately $230 million on the acquisition of producing oil and gas properties. Since the actual amounts expended in the future and the results therefrom will be influenced by numerous factors, including many beyond our control, no assurances can be given as to the amounts that will be expended. In the first six months of 2000 we purchased 1.4 million of our common shares for $10.6 million to meet the requirements of outstanding stock options and to satisfy the stock requirements of employee benefit plans.

CAPITAL RESOURCES. Our principal capital resources in the first six months of 2000 consisted of cash flow from operating activities of $270.9 million, which included $74.6 million relating to crude oil forward sale contracts, and $137.2 million in borrowings under the Credit Facility.

At June 30, 2000 we had $26.8 million in working capital compared to a $66.8 million deficit at year-end. The improvement reflects an increase in current assets of $77.2 million as accounts receivable increased, reflecting higher sales prices, and other current assets increased, reflecting higher prepaid items related to foreign operations.

At June 30, 2000 our long-term debt totaled $768.0 million, including $1.2 million of unamortized discount, as follows:

     o $458.0 million outstanding under the terms of a $600.0 million credit facility (the "Credit Facility"). At June 30 there were also three letters of credit for $25.9 million outstanding under the terms of the Credit Facility. The weighted average interest rate under the Credit Facility during the first six months of 2000 was 6.9%.

     o $175.0 million of 8.75% Senior Subordinated Notes due 2007 (the "Subordinated Notes").

     o  $125.0 million of 8.05% Senior Notes due 2004 (the "Senior Notes").

     o $10.0 million outstanding under the terms of $30 million in working capital lines of credit.

Amounts outstanding under the above lines of credit are classified as long-term on the balance sheet since we have the ability and intend to refinance on a long-term basis.

The Credit Facility and the indentures for the Subordinated Notes and the Senior Notes include covenants that restrict our ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock. Under the most restrictive of these covenants, at June 30, 2000 we could incur $1.2 billion of additional indebtedness, of which $142.0 million could be borrowed under the Credit Facility, and could pay dividends and/or repurchase common stock of up to $159.4 million.

The fair value of our long-term debt on June 30, 2000 was $764.4 million. The fair value of the Subordinated Notes and the Senior Notes is based on market prices and the fair value of our floating-rate debt is assumed to equal carrying value. This fair value is not representative of the amount that could be realized or settled and does not consider tax consequences, if any, of realization or settlement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below.

COMMODITY PRICE RISK

We sell the majority of our oil and gas on a monthly basis at prices based on NYMEX or other indices. As a result, our financial results can be materially affected as these commodity prices fluctuate widely in response to changing market factors. Oil prices are subject to significant changes in response to the world political situation as it affects OPEC and other producing countries and to fluctuations in the domestic and world supply and demand and other market conditions. In 1999 our average unhedged oil sales price ranged from a low of $10.85 per barrel in the first quarter to a high of $21.70 per barrel in the fourth quarter. In 2000 our average unhedged oil sales price was $24.51 per barrel in the first quarter and second quarter. The price of gas fluctuates due to weather conditions, the level of gas in storage, the relative balance between supply and demand and other economic factors. Our average unhedged sales price for gas in 1999 ranged from a low of $1.59 per Mcf in the first quarter to a high of $2.36 per Mcf in the third quarter. In 2000 our average unhedged gas sales price was $2.27 per Mcf in the first quarter and $3.09 per Mcf in the second quarter.

Based on operating results for the first six months of 2000, we estimate that on an annualized basis a $1.00 per barrel change in our average oil sales price would result in a corresponding $14.3 million change in net income and a $19.4 million change in cash flow from operating activities and a $0.10 per Mcf change in our average gas sales price would result in a corresponding
$8.7 million change in net income and an $12.8 million change in cash flow from operating activities. These estimates do not give effect to other factors that might result from a change in prices.

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

Oil sales hedges resulted in a $6.4 million decrease in revenues in the second quarter of 2000 and a decrease of $12.6 million in the first half of the year. At June 30, 2000 we had open oil sales hedges based on NYMEX futures contracts on an average of 15,000 barrels per day through December 31, 2000. The hedges have an average floor of approximately $20 per barrel and an average ceiling of approximately $25 per barrel. Based on the June 30, 2000 settlement price of the applicable NYMEX futures contracts, our unrealized loss with respect to such hedges at June 30, 2000 was $13.1 million. The actual gains or losses realized from these hedges may vary significantly due to the volatility of the futures markets and other indices.

In addition to oil sales hedges, we entered into two forward sales contracts in August 1999 and January 2000 which cover approximately 8.1 million barrels of our oil production during the period from July 2000 until August 2002. In consideration, we received prepayments totaling $173.9 million, after deducting arrangement and other related costs.

In April 2000 we entered into natural gas sales hedges for the period May 1, 2000 through October 31, 2000 on an average of 30,000 MMBtu per day based on NYMEX futures contracts and an average of 20,000 MMBtu per day based on the Index for Colorado Interstate Gas, Rocky Mountains (the "CIG Index"). The NYMEX hedges have an average floor of $3.00 per MMBtu and an average ceiling of $3.28 per MMBtu and the CIG Index hedges have an average floor of $2.60 per MMBtu and an average ceiling of $2.87 per MMBtu. These natural gas sales hedges resulted in a $1.3 million decrease in revenues in the second quarter of 2000. Based on the June 30, 2000 settlement prices of the applicable NYMEX futures contracts and CIG Index, our unrealized loss with respect to such hedges at June 30, 2000 was $6.7 million.

We have a long-term gas swap agreement that was entered into by Snyder Oil in 1994 to lock in the price difference between the Rocky Mountain and Henry Hub prices on 20,000 MMBtu per day of Rocky Mountain gas production through 2004. The gas swap agreement increased gas revenues by $0.2 million in the first six months of 2000. The unrealized gain with respect to the gas swap agreement at June 30, 2000 was $3.2 million.

INTEREST RATE RISK

Our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. To date, we have not entered into any financial instruments such as interest rate swaps.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We intend to implement the provisions of SFAS 133 beginning January 1, 2001.

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

For a discussion of important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf, see "Risk Factors and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995' in our 1999 Annual Report on Form 10-K.

                          PART II.  OTHER INFORMATION

ITEMS 1, 2, 3 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders, held May 16, 2000, the following proposals were approved:

                                         Affirmative       Negative         Votes
                                            Votes           Votes         Withheld
                                         -----------      ----------      ---------
1.  Election of three directors to
    the Board of Directors:
          William E. Greehey             160,372,468              --      1,255,391
          (term expires at the annual
          meeting of
          stockholders in 2003)
          Harold R. Logan, Jr.           160,377,694              --      1,250,165
          (term expires at the annual
          meeting of
          stockholders in 2003)
          Edward T. Story                160,280,271              --      1,347,588
          (term expires at the annual
          meeting of
          stockholders in 2003)
2.  Approval of the Santa Fe Snyder
    Corporation Incentive Stock
    Compensation Plan 2000               136,359,425      24,404,729        863,705
3.  Ratification and approval of the
    appointment of
    PricewaterhouseCoopers LLP as
    independent public accountants
    for the fiscal year ending
    December 31, 2000                    160,841,716         469,296        316,847

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
      *10(a)      -- Santa Fe Snyder Corporation Incentive Stock Compensation
                     Plan 2000.
------------

     *Filed herewith

(b)  Reports on Form 8-K

                         Date                                              Item
                     -------------                                         ----
                     May 30, 2000                                            5

                                   SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2000.

                                       SANTA FE SNYDER CORPORATION
                                                      (Registrant)

                                                /s/  MARK A. JACKSON
                                       -----------------------------------------
                                                    Mark A. Jackson
                                             Executive Vice President and
                                                Chief Financial Officer
                                           (Principal Financial Officer and
                                               Duly Authorized Officer)

Date:  August 9, 2000